Form 10-K
period 1993-12-31
PACTEL CORP
filed 1994-03-23
CIK 904255

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993.

                          COMMISSION FILE NUMBER 1-12342


  ----------------------------------------------------------------------------


                              AIRTOUCH COMMUNICATIONS
  A CALIFORNIA CORPORATION                     I.R.S. EMPLOYER NUMBER 94-2995122

                                   2999 OAK ROAD
                              WALNUT CREEK, CA 94596
                                  (510) 210-3900

  ----------------------------------------------------------------------------

            Securities registered pursuant to Section 12(b) of the Act:

            Title of each class                      Name of each exchange
                                                      on which registered
       COMMON STOCK, $.01 PAR VALUE,
                   WITH                             NEW YORK STOCK EXCHANGE
      PREFERRED STOCK PURCHASE RIGHTS                PACIFIC STOCK EXCHANGE

  Securities registered pursuant to Section 12(g) of the Act: None.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   YES      X                       NO
                           ___                             ___

  Indicate by check mark if disclosure of delinquent filers pursuant to Item#405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Based on the composite closing sales price on March 4, 1994, the aggregate market value of all voting stock held by nonaffiliates was approximately $1.6 billion.

  At March 4, 1994, 492,622,960 common shares were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE
  None
  ----------------------------------------------------------------------------

                                 TABLE OF CONTENTS
                                 -----------------

                                      PART I

       ITEM 1.   Business                                                1
       ITEM 2.   Properties                                             41
       ITEM 3.   Legal Proceedings                                      42
       ITEM 4.   Submission of Matters to a Vote of Security Holders    42

                                      PART II

       ITEM 5.   Market for Registrant's Common Equity and
                 Related Stockholder Matters                            43
       ITEM 6.   Selected Financial Data                                43
       ITEM 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    50
       ITEM 8.   Financial Statements and Supplementary Data            67
       ITEM 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                    67

                                     PART III

       ITEM 10.  Directors and Executive Officers of the Registrant     68
       ITEM 11.  Executive Compensation                                 71
       ITEM 12.  Security Ownership of Certain Beneficial Owners and
                 Management                                             84
       ITEM 13.  Certain Relationships and Related Transactions         86

                                      PART IV

       ITEM 14.  Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K                                    91


  Unless the context otherwise requires, references to the "Company" herein include AirTouch Communications and entities over which it has or shares operational control.

  AirTouch, KidTrack and SouthReach are trademarks or service marks of the Company. This Form 10-K also includes trademarks or service marks of other companies.

  The term "POPs" means the population of a licensed cellular market (based on population estimates for such market) multiplied by the Company's ownership interest in the cellular licensee operating in such market as of the date specified. POPs for international cellular markets include networks under construction.

  Proportionate subscriber data is obtained, for each system over which the Company has or shares operational control, by multiplying (i) the aggregate number of subscribers to such system and (ii) the Company's ownership interest in such system. Proportionate subscriber data does not include subscribers to systems which the Company does not have or share operational control.

                                      PART I
  ITEM 1.  BUSINESS.

  OVERVIEW

  AirTouch Communications, formerly PacTel Corporation (the "Company"), is one of the world's leading wireless telecommunications companies, with significant cellular interests in the United States, Germany, and Japan. The Company's worldwide cellular interests represented 75.3 million POPs and more than 1.2 million subscribers on a proportionate basis at December 31, 1993. In the United States, the Company has 34.9 million POPs and controls or shares control over cellular systems in ten of the thirty largest markets, including Los Angeles, San Francisco, San Diego, Detroit, and Atlanta. Internationally, the Company has 40.4 million POPs and holds significant ownership interests, with board representation and substantial operating influence, in national cellular systems operating in Germany, Portugal, and Sweden and in cellular systems under construction in three major metropolitan areas in Japan, including Tokyo and Osaka. The Company is also the fourth largest provider of paging services in the United States, based on industry surveys, with approximately 1.2 million units in service at December 31, 1993.


  The  following   table  sets  forth  the  Company's   POPs  and  proportionate
  subscribers at December 31, 1993.

                                                               PROPORTIONATE
                                                   POPS        SUBSCRIBERS(1)
                                                   ----        -------------
                                                      (In thousands)

  Domestic Cellular:
    Southern California........................    15,551                436
    San Francisco Bay Area.....................     3,075                104
    Sacramento Valley..........................     1,817                 67
    Michigan/Ohio(2)...........................     8,866                267
    Georgia and Kansas/Missouri................     4,825                172
    Other domestic interests...................       755
                                                   ------             ------
      Domestic Total...........................    34,889              1,046
                                                   ------             ------
  International Cellular:
    Germany(3).................................    23,378                144
    Portugal...................................     2,254                  9
    Japan(4)...................................    10,332
    Sweden.....................................     4,437                  7
                                                   ------             ------
      International Total......................    40,401                160
                                                   ------             ------
      Worldwide Total..........................    75,280              1,206
                                                   ======             ======
  _______________
  (1)  Domestic proportionate  subscriber data  does not include  subscribers to
       cellular   systems  over  which  the  Company  does  not  have  or  share operational control. For a list of such systems, see "Domestic Cellular."

  (2) POPs and proportionate subscribers for the Michigan/Ohio region reflect both the Company's 50% interest in a partnership with Cellular Communications, Inc. ("CCI") and the Company's ownership of approximately

       12% of the equity in CCI at December 31, 1993.
  (3) Includes POPs and proportionate subscribers represented by a 2.25% interest which, under the terms of the cellular license, the Company is under a current obligation to sell to small and medium-sized German businesses. See "International Cellular-Germany."
  (4) Three regional cellular systems in Japan in which the Company has an ownership interest are under construction and are expected to commence operations by the end of 1994.

  On December 2, 1993, the Company sold 68,500,000 shares of common stock, par value $.01 per share (the "Common Stock") representing 13.9% of the total number of outstanding shares, in an initial public offering (the "Offering"). The net proceeds to the Company from the Offering were approximately $1.5 billion. The remaining 86.1% of the Company's outstanding Common Stock is owned by Pacific Telesis Group ("Telesis"). On March 10, 1994, the Telesis Board of Directors approved a distribution to Telesis shareowners of all of the Common Stock of the Company owned by Telesis (the "Spin-off"). The distribution, which will be tax-free, will be effective as of April 1, 1994 and will be made on a one-for-one basis to Telesis shareowners of record as of March 21, 1994.

  INVESTMENT CONSIDERATIONS

  The following factors, in addition to the other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

  RELATIONSHIP BETWEEN THE COMPANY AND TELESIS

  In February 1993, the California Public Utilities Commission ("CPUC") instituted an investigation of the Spin-off for the purpose of assessing any effects it might have on the telephone customers of Pacific Bell, the California telephone subsidiary of Telesis. On November 2, 1993, the CPUC issued a decision authorizing Telesis to proceed with the Spin-off. On December 3, 1993, two parties filed applications for rehearing with the CPUC and the CPUC staff filed a petition to modify the decision, all of which were denied on March 9, 1994. Under California law, judicial review of the CPUC decision is available only by petition for writ of certiorari or review to the California Supreme Court, and any such petition must be filed by early April 1994. In the event the California Supreme Court were to review and reverse the CPUC's decision, no assurance can be given that the CPUC might not reach a new decision materially less favorable to the Company. In addition, a substantial period of time could elapse before final resolution of these issues should a review be granted. Based on the Company's evaluation of the legal and factual matters relating to the investigation and matters of public and regulatory policy, the Company believes that any request for judicial review would be without merit and that the California Supreme Court will deny any such request.

  Until the Spin-off is effected, Telesis will control the Company. The Company currently has a variety of contractual relationships with Telesis and its affiliates, including an agreement with respect to the allocation of corporate opportunities arising prior to the Spin-off. See "Transactions between the Company and Telesis."

  In order to minimize any potential confusion concerning the relationship of the Company to Telesis, the Company changed its name to "AirTouch Communications" in March 1994. In addition, the Company has agreed not to use the name "PacTel," including the names "PacTel Cellular" and "PacTel Paging," after the second anniversary of the Spin-off. Furthermore, the Company's right to use the PacTel name prior to that date is non-exclusive. As a result, after the Spin-off Telesis will be free to market wireless services under the "PacTel" name. The Company may initially encounter difficulty in marketing its wireless services under its new brand names, and has incurred, and expects to continue to incur, certain expenses in connection with the transition to such names.

  SHARES ELIGIBLE FOR FUTURE SALE; EFFECT OF THE SPIN-OFF ON THE PUBLIC MARKET

  The Spin-off will involve the distribution of 424,000,000 shares of Common Stock of the Company to the shareowners of Telesis. Substantially all of such shares would be eligible for immediate resale in the public market. The Company is unable to predict whether substantial amounts of Common Stock will be sold in the open market in anticipation of, or following, the Spin-off. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales might occur, whether as a result of the Spin-off or otherwise, could adversely affect the market price of the Common Stock. Purchasers of the Company's Common Stock prior to the Spin-off are referred to the statement in the CPUC's decision that anyone who might seek to control the Company should be mindful that under Section 854 of the California Public Utilities Code, acquisition of control of a utility without CPUC authorization is void.

  COMPETITION

  The offering of cellular and paging services in each of the Company's markets is expected to become increasingly competitive. In Germany, for example, Mannesman Mobilfunk GmbH ("MMO") will face competition from a third cellular operator in 1994, and in Japan, the Company's systems will compete against three other cellular operators. In the United States, where the Company currently has one competitor in each cellular market, competition is expected to increase as a result of recent regulatory and legislative initiatives. The Federal Communications Commission ("FCC") has licensed specialized mobile radio ("SMR") system operators to construct digital mobile communications systems on existing SMR frequencies in many cities throughout the United States. When constructed, these systems are expected to be competitive with the Company's cellular service. One such operator began offering service in the Los Angeles metropolitan area in early 1994, and has announced plans to initiate service in the San Francisco Bay Area by mid-1994 and in several other metropolitan areas, including Dallas, by mid-1995. In addition, the FCC has recently allocated radiofrequency spectrum for seven personal communications services ("PCS") licenses in each market. Auctions for such licenses are expected to begin in late 1994. See "Domestic Cellular-Competition" and "Domestic Paging-Competition." Although the Company plans to pursue PCS licenses, whether through consortia or otherwise, the Company may not be successful in expanding the scale of its wireless services coverage. In such event, the Company may be adversely affected.

  The Company has been conducting tests with both code division multiple access ("CDMA") and time division multiple access ("TDMA") digital technology and intends to determine which technology to deploy in particular markets based upon customer service and efficiency considerations. Any commercial implementation by the Company of CDMA-based service in its markets may be delayed up to two years beyond the introduction of TDMA-based service by the Company's competitors in certain such markets. Thus, to the extent the Company deploys CDMA in certain markets, it may not be able to offer digital service for a period during which its competitors may have deployed TDMA. See "Domestic Cellular-Technology."

  The Company faces competition in its pursuit of new wireless telecommunications opportunities in international markets. In deciding which companies should engineer, build and manage their new telecommunications systems, most countries have adopted merit-based selection criteria to ensure the necessary expertise and financial strength. The Company believes that its technical and operating expertise have been critical in its success in attracting desirable joint venture partners and winning international wireless licenses. However, in prior application processes it is possible that foreign countries may have taken into account the fact that the Company was a wholly owned subsidiary of Telesis. Although the Company believes that its capitalization will be more than adequate to allay any concerns that licensing authorities or joint venture partners might have regarding the Company's financial strength, there can be no assurance that this will be the case. See "Future Funding Requirements." Recently, several countries have included an "auction" element among the criteria used to determine the award of wireless licenses. While auction procedures have not been adopted by any of the other countries in which the Company is competing or planning to compete for wireless licenses, such procedures may be adopted in the future. In the United States, the Omnibus Budget Reconciliation Act of 1993 authorized the FCC to auction future licenses for services utilizing radio frequency spectrum, including PCS. Where auction procedures apply, whether domestically or internationally, there can be no assurance that the Company will be willing or able to compete as successfully as certain of its competitors possessing greater financial resources.

  REGULATION

  The licensing, construction, operation, sale and acquisition of wireless systems, as well as the number of competitors permitted in each market, are regulated by the FCC and its counterparts in other countries. In addition, certain aspects of the Company's domestic wireless operations, including the setting of rates, may be subject to public utility regulation in the state in which service is provided. The cellular regulatory structure in California is the subject of a CPUC investigation, which is in rehearing. An order adopted by the CPUC in October 1992 would have imposed on cellular operators an accounting methodology to separate wholesale and retail costs, permitted resellers to operate a switch interconnected to the cellular carrier's facilities, and required the unbundling of certain wholesale rates to the resellers. These unbundled rates would have been calculated by applying a rate of return of 14.75% to the cost basis of assets utilized by such reseller switch. The issues raised in the rehearing were consolidated with a new investigation, which commenced in December 1993, into the regulation of all wireless services provided in California. The CPUC instituted the investigation to review the wireless market in light of the entrance of multiple new competitors in 1994 and 1995, including PCS and SMR. The order proposes a dominant/nondominant regulatory framework whereby cellular carriers would be classified as dominant carriers as controllers of facilities characterized by the CPUC as "bottleneck" facilities, and may be subject to cost-based rate regulation. The CPUC also intends to explore regulation that would require cellular carriers to offer the radio portion of cellular service on an unbundled basis from all other aspects of services they may offer. Nondominant carriers, including PCS and SMR, would be subject to minimal regulation involving registration, record inspection and consumer safeguards. The Company believes, and will urge in the proceeding, that regulation of cellular carriers in California should be reduced, not increased, in order to encourage competition and innovation. The CPUC also is investigating whether California cellular carriers have complied with the CPUC's rules regarding the filing of applications and permits to locate and construct cell sites. No assurance can be given that the outcome of either of these investigations, or regulatory changes that may be enacted by federal, state or foreign governmental authorities, will not have a material adverse effect on the Company's business.

  The Company, as an affiliate of Telesis' subsidiaries Pacific Bell and Nevada Bell, is also currently subject to the 1982 consent decree known as the Modification of Final Judgment ("MFJ"), which imposes lines-of-business restrictions on affiliates of the Bell operating companies. The Company will remain subject to the MFJ until the Spin-off. The Company believes, based on the terms of the MFJ and its underlying policies, that the MFJ will cease to apply to it thereafter, although there can be no assurance that will be the case because the MFJ does not expressly provide that former affiliates of Bell operating companies are not subject to the MFJ. For a further description of the restrictions imposed by the MFJ and the reasons for the Company's belief that the MFJ will not apply to it after the Spin-off, see "Regulation-MFJ."

  Finally, the FCC granted all cellular licenses in the United States with an initial 10-year term. The Company has filed an application for renewal of its Los Angeles cellular license, whose initial term expired in October 1993. The Company expects that its application will be granted, although an opposing party has filed an informal objection and a petition to deny the Company's application, alleging violations of FCC rules and the Communications Act of 1934. See "Regulation-Federal." The Company's licenses in San Diego, Detroit, Cleveland and Sacramento expire in October 1994 and all of its other significant domestic cellular licenses expire before the end of 1996. While the Company believes that each of these licenses will be renewed based upon FCC rules establishing a presumption in favor of licensees that have complied with their regulatory obligations during the initial license period, there can be no assurance that any license will be renewed. The licensing authorities in Germany and Portugal have not established any procedures for renewal of the cellular licenses held by MMO and Telecel Comunicacoes Pessoais, S.A. ("Telecel"). Such licenses expire in 2009 and 2006, respectively. See "Regulation."

  POTENTIAL DILUTION OF FUTURE OPERATING RESULTS

  The Company is currently pursuing opportunities to expand its wireless operations in international markets and intends to participate actively in the license application process for PCS in the United States. To the extent that the Company is successful in its pursuit of new wireless licenses, the Company will incur start-up expenses, which, at least in the short-term, will have a dilutive effect on the Company's future earnings. For example, primarily as a result of start-up losses from MMO, Telecel, and the Company's other international wireless ventures, the Company had international equity losses of $37.5 million (including a $20.7 million tax benefit recognized as a result of the adoption of SFAS 109), $38.5 million (including a $32.0 million tax benefit) and $21.4 million for 1993, 1992, and 1991, respectively.

  FUTURE FUNDING REQUIREMENTS

  The Company expects that proceeds from the Offering and cash flows from operations will provide the Company with adequate capital to satisfy its projected funding requirements through mid-1995. The Company, however, currently is pursuing or planning to pursue several wireless license awards and is continually considering acquisitions and other new opportunities for future growth both domestically and internationally. If the Company is more successful than anticipated in its pursuit of license opportunities, the Company may require substantial additional external funding prior to mid-1995 for any related acquisition costs, auction fees, construction costs or start-up losses. Furthermore, in October 1995, the Company has certain obligations to purchase additional equity in CCI. These obligations are expected to require the Company to raise substantial additional funding through bank borrowings or public or private sales of debt or equity securities. See "Domestic Cellular-Joint Ventures-New Par." The Company believes that it will be able to access the capital markets on terms and in amounts that will be adequate to accomplish its objectives, although there can be no assurance that that will be the case. The Company was essentially debt-free at year-end 1993 and that has been assigned a BBB+ implied senior debt rating by Standard & Poor's based in part upon that agency's analysis of the expected future financial performance of the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

  CCI TRANSACTION

  Concurrent with the formation in 1991 of an equally owned joint venture with CCI ("New Par"), the Company purchased 5% of the equity in CCI, agreed to purchase additional equity in CCI and obtained the right to acquire all of CCI's remaining equity in stages over the next several years. The Company currently owns approximately 12% of the equity in CCI and has the right to purchase up to an additional 15.5% of CCI's equity in the open market, through privately negotiated transactions or otherwise, through October 1995. Pursuant to an agreement between the Company and CCI, in October 1995 the Company is obligated to purchase up to approximately $720 million of stock and stock options in CCI, depending on the number of shares tendered to CCI in a related redemption. The per share purchase price underlying such obligation is $60. The stock and options that the Company is obligated to purchase represented approximately 25% of CCI's equity on a fully diluted basis at December 31, 1993. The Company also has the right (but not the obligation) during an 18-month period commencing in August 1996 to purchase the remainder of CCI (but excluding any assets and related liabilities other than CCI's interest in New Par unless otherwise agreed by the partners) at a price that reflects appraised private market value of CCI (excluding such assets and related liabilities) at that time. In the event that the Company does not exercise such right, New Par effectively terminates and CCI may be obligated to sell its assets, including those relating to the joint venture, to a third party. If New Par assets (and related liabilities) are sold within a specified period (not to exceed two years) at less than the appraised price, the Company will be obligated to effect certain "make-whole" payments to CCI's stockholders based upon the amount of the shortfall. The Company's exercise of its rights to purchase additional equity in CCI will depend upon the Company's evaluation of the market for CCI's stock, CCI's business, prospects and financial condition, other investment opportunities available to the Company, prospects for the Company's business, general economic conditions, and other factors. No assurance can be given that the Company's investment in CCI will be favorable to the Company or that any sale of the joint venture assets, if required, will be consummated at a price that will eliminate the Company's make-whole obligation. See "Domestic Cellular-Joint Ventures-New Par."

  IMPLICATIONS OF LICENSEE OWNERSHIP STRUCTURE

  The Company holds most of its domestic cellular properties through partnership interests, a number of which are controlling interests. In addition, the Company's interests in international wireless licenses are held almost exclusively through foreign corporations in which the Company is a significant, but not controlling, shareholder. Many of these partnerships or corporations were formed in connection with the applications for new licenses. Others, like New Par and an equally owned joint venture with McCaw Cellular Communications, Inc. ("CMT Partners"), were formed as part of the Company's strategy to create regional networks. Under the governing documents for certain of these partnerships and corporations, decisions as to the timing and amount of cash distributions may require a greater percentage vote than that held by the Company. Although the Company has not been materially impeded by the nature of its wireless ownership interests from pursuing its corporate objectives, no assurance can be given that it will not experience difficulty in this regard in the future. The Company expects to enter into similar arrangements in the future as it participates in consortia to pursue wireless opportunities.

  FLUCTUATIONS IN THE VALUE OF WIRELESS LICENSES

  A substantial portion of the Company's assets consists of interests in entities holding cellular licenses, the value of which will depend significantly upon the success of the operations of such entities and the growth and future direction of the industry generally. Values of licenses also have been affected by fluctuations in the level of supply and demand for such licenses. Any transfer of control of an entity holding a domestic license is subject to prior FCC (and possibly state regulatory) approval. Analogous governmental approvals are required for transfers of interests in foreign licenses. Where licenses are held by partnerships or foreign corporations, transfers of interests also are often subject to contractual restrictions. See "Regulation" and "International Cellular."

  The Company believes that major license awards in the next several years will establish two or more cellular competitors in most of the world's developed countries and that international cellular opportunities thereafter will arise primarily through acquisitions or combinations with existing license holders or through awards by developing countries. Investment returns from acquisitions of interests in existing entities holding wireless licenses or from licenses acquired through auctions may be lower than those resulting from the Company's prior license awards because of the substantial purchase prices required to acquire such interests. In addition, licenses in developing countries may involve risks beyond those encountered in developed countries.

  EXCHANGE RATE FLUCTUATIONS

  Foreign currency exchange rates are increasingly material to the Company's results of operations. The Company evaluates the risk of significant exchange rate volatility and its ability to hedge as part of its decision whether to pursue an international opportunity. A significant weakening against the dollar of the currency of a country where the Company recognizes revenues or earnings may adversely affect the Company's results, while any weakening of the dollar against such currency could have an adverse effect if the Company is obligated to make significant foreign denominated capital investments in such country. The Company attempts to mitigate the effect of foreign currency fluctuations through the use of foreign currency contracts and local banking accounts.

  RADIOFREQUENCY EMISSIONS CONCERNS

  Media reports have suggested that certain radiofrequency ("RF") emissions from portable cellular telephones might be linked to cancer. The Company has collected and reviewed relevant scientific information and, based on such information, is not aware of any credible evidence linking the usage of portable cellular telephones with cancer. The FCC currently has a rulemaking proceeding pending to update the guidelines and methods it uses for evaluating RF emissions in radio equipment, including cellular telephones. While the proposal would impose more restrictive standards on RF emissions from low power devices such as portable cellular telephones, it is anticipated that all cellular telephones currently marketed and in use will comply with those standards. Additional concerns have been expressed about the safety of emissions from cellular facilities which transmit calls to subscriber's telephone handsets. The Company's facilities are licensed by the FCC and comply with the exposure levels set by the FCC. The CPUC has also opened an investigation into the safety of cellular facilities licensed in California. The Company submitted extensive scientific data to the CPUC to support its conclusion that cellular emissions will cause no adverse health effects. A CPUC staff report issued in December 1993 concluded that the CPUC is unlikely to adopt stricter requirements than the FCC absent convincing evidence of risk.

  DOMESTIC CELLULAR

  The Company is one of the largest providers of cellular services in the United States, with interests in some of the most attractive cellular markets based upon total population and demographic characteristics. The Company's United States cellular interests represented 34.9 million POPs and more than 1 million proportionate subscribers at December 31, 1993. The Company has or shares operational control over cellular systems in Los Angeles, San Francisco, San Diego, Atlanta, Detroit, Cleveland, San Jose, Sacramento, Cincinnati, and Kansas City. These cities represent ten of the thirty largest cellular markets in the United States. The Company also has or shares operational control over cellular systems in 34 additional markets, including Columbus, Dayton and Toledo, Ohio, and owns minority interests in cellular systems serving 10 other markets, including Dallas/Fort Worth, Tucson, and Las Vegas.

  The FCC licenses only two cellular systems in each market. One license (the "Block B" license) was initially reserved for applicants affiliated with a company engaged in the wireline telephone business (the "wireline licensee") and the other license (the "Block A" license) was initially reserved for a non-wireline licensee. Through FCC license applications and grants, the Company acquired controlling interests in wireline licensees in San Diego, the greater Los Angeles area, including Oxnard and Ventura, and the greater Sacramento area, including Stockton and Reno. Following the FCC's initial license awards, the Company has aggressively pursued the acquisition of additional cellular interests throughout the United States. In evaluating its acquisition opportunities, the Company considers the attractiveness of the market for cellular services, the Company's ability to control or significantly influence the operations of the system and the opportunity to create a regional network through integration with the Company's existing systems or by acquiring licenses in adjacent markets.

  The following table sets forth as of December 31, 1993, (i) by region the markets in which the Company owns an interest in a cellular system,
  (ii) whether each such system is the wireline or non-wireline licensee, (iii) the total population of the market served by such system, (iv) the Company's percentage ownership in the operator of the system, and (v) the Company's POPs based on its percentage ownership.


                                                 WIRELINE/     TOTAL
                                                    NON-    POPULATION(1)   OWNERSHIP        POPS
  MARKET                                         WIRELINE  (IN THOUSANDS)  PERCENTAGE  (IN THOUSANDS)
  ------                                         --------  --------------  ----------  --------------
  SOUTHERN CALIFORNIA REGION
    LOS ANGELES (5)(7)  . . . . . . . . . .         WL        14,588          84.00%       12,254
    SAN DIEGO (5)(7)  . . . . . . . . . . .         WL         2,640         100.00%        2,640
    OXNARD/VENTURA (5)(7) . . . . . . . . .         WL           693          50.00%          347
    LAS VEGAS, NV (4) . . . . . . . . . . .         WL           899          27.79%          250
    SANTA BARBARA (6) . . . . . . . . . . .         WL           379          10.00%           38
    SAN LUIS OBISPO (6) . . . . . . . . . .         WL           223          10.00%           22
                                                              ------                       ------
      SUBTOTAL  . . . . . . . . . . . . . .                   19,422                       15,551
                                                              ------                       ------

  SAN FRANCISCO BAY AREA REGION
    SAN FRANCISCO/OAKLAND (2)(7)(8) . . . .        NWL         3,797          47.00%        1,785
    SAN JOSE (2)(7)(8)  . . . . . . . . . .        NWL         1,536          47.00%          722
    VALLEJO (2)(4)(7) . . . . . . . . . . .        NWL           489          50.00%          245
    SANTA ROSA (2)(4)(7)  . . . . . . . . .        NWL           409          40.18%          164
    SALINAS/MONTEREY (2)(4)(7)  . . . . . .        NWL           371          42.96%          159
                                                              ------                       ------
      SUBTOTAL  . . . . . . . . . . . . . .                    6,602                        3,075
                                                              ------                       ------



                                                 WIRELINE/     TOTAL
                                                   NON-    POPULATION(1)   OWNERSHIP        POPS
  MARKET                                         WIRELINE  (IN THOUSANDS)  PERCENTAGE  (IN THOUSANDS)
  ------                                         --------  --------------  ----------  --------------
  SACRAMENTO VALLEY REGION
    SACRAMENTO (5)(7) . . . . . . . . . . .         WL         1,474          49.88%          735
    STOCKTON (5)(7) . . . . . . . . . . . .         WL           514          49.88%          256
    MODESTO (5)(7)  . . . . . . . . . . . .         WL           411          49.88%          205
    RENO, NV (5)(7) . . . . . . . . . . . .         WL           277          49.88%          138
    CHICO (5)(7)  . . . . . . . . . . . . .         WL           194          49.88%           97
    REDDING (5)(7)  . . . . . . . . . . . .         WL           165          48.43%           80
    YUBA CITY (5)(7)  . . . . . . . . . . .         WL           133          49.88%           66
    STOREY, NV (5)(7) . . . . . . . . . . .         WL           103          49.88%           51
    TEHEMA (5)(7) . . . . . . . . . . . . .         WL            96          49.88%           48
    SIERRA (5)(7) . . . . . . . . . . . . .         WL            89          49.88%           44
    LANDER, NV (4)  . . . . . . . . . . . .         WL            47          50.00%           24
    MODOC (5)(7)  . . . . . . . . . . . . .         WL            59          25.00%           15
    MINERAL, NV (5)(7)  . . . . . . . . . .         WL            27          50.00%           14
    WHITE PINE, NV (5)(7) . . . . . . . . .         WL            13         100.00%           13
    DEL NORTE (6) . . . . . . . . . . . . .         WL           209           5.60%           12
    FRESNO (6)  . . . . . . . . . . . . . .         WL           720           1.10%            8
    BAKERSFIELD (6) . . . . . . . . . . . .         WL           602           1.10%            7
    VISALIA/TULARE (6)  . . . . . . . . . .         WL           340           1.10%            4
                                                              ------                       ------
                                                               5,473                        1,817
                                                              ------                       ------

                                                 WIRELINE/     TOTAL
                                                   NON-    POPULATION(1)   OWNERSHIP        POPS
  MARKET                                         WIRELINE  (IN THOUSANDS)  PERCENTAGE  (IN THOUSANDS)
  ------                                         --------  --------------  ----------  --------------
  MICHIGAN/OHIO REGION (3)
    DETROIT, MI (4)(7)  . . . . . . . . . .        NWL         4,597          55.94%        2,572
    CLEVELAND, OH (4)(7)  . . . . . . . . .        NWL         1,847          55.94%        1,033
    CINCINNATI, OH (4)(7) . . . . . . . . .        NWL         1,495          55.94%          836
    COLUMBUS, OH (4)(7) . . . . . . . . . .        NWL         1,253          55.94%          712
    DAYTON, OH (4)(7) . . . . . . . . . . .        NWL           855          55.94%          478
    TOLEDO, OH/MI (4)(7)  . . . . . . . . .        NWL           790          55.94%          442
    GRAND RAPIDS, MI (4)(7) . . . . . . . .        NWL           719          55.94%          402
    AKRON, OH (4)(7)  . . . . . . . . . . .        NWL           674          55.94%          397
    FLINT, MI (4)(7)  . . . . . . . . . . .        NWL           504          55.94%          282
    LANSING, MI (4)(7)  . . . . . . . . . .        NWL           500          55.94%          280
    SAGINAW/BAY CITY, MI (4)(7) . . . . . .        NWL           402          55.94%          225
    CANTON, OH (4)(7) . . . . . . . . . . .        NWL           400          55.94%          224
    HAMILTON/MIDDLETOWN, OH (4)(7)  . . . .        NWL           310          55.72%          173
    LORAIN/ELYRIA, OH (4)(7)  . . . . . . .        NWL           277          55.94%          155
    LIMA, OH (4)(7) . . . . . . . . . . . .        NWL           221          55.94%          124
    MERCER, OH (4)(7) . . . . . . . . . . .        NWL           219          55.94%          123
    MUSKEGON, MI (4)(7) . . . . . . . . . .        NWL           186          62.23%          116
    SPRINGFIELD, OH (4)(7)  . . . . . . . .        NWL           185          49.96%           92
    CLINTON, OH (4)(7)  . . . . . . . . . .        NWL           167          55.94%           93
    MANSFIELD, OH (4)(7)  . . . . . . . . .        NWL           127          55.94%           71
    ASHTABULA, OH (4)(7)  . . . . . . . . .        NWL           101          55.94%           56
                                                              ------                       ------
      SUBTOTAL  . . . . . . . . . . . . . .                   15,848                        8,866
                                                              ------                       ------
  GEORGIA REGION
    ATLANTA (5)(7)  . . . . . . . . . . . .        NWL         2,904         100.00%        2,904
    CHATTOOGA (5)(7)  . . . . . . . . . . .        NWL         1,202         100.00%          202
    ATHENS (5)(7) . . . . . . . . . . . . .        NWL           162          86.84%          141
    JASPER (5)(7) . . . . . . . . . . . . .        NWL           120         100.00%          120
                                                              ------                       ------
      SUBTOTAL  . . . . . . . . . . . . . .                    3,388                        3,367
                                                              ------                       ------

                                                 WIRELINE/     TOTAL
                                                   NON-    POPULATION(1)   OWNERSHIP        POPS
  MARKET                                         WIRELINE  (IN THOUSANDS)  PERCENTAGE  (IN THOUSANDS)
  ------                                         --------  --------------  ----------  --------------
  KANSAS/MISSOURI REGION
    KANSAS CITY, KS/MO (2)(4)(7)  . . . . .        NWL         1,487          50.00%          744
    WICHITA, KS (2)(5)(7) . . . . . . . . .        NWL           475         100.00%          475
    TOPEKA, KS (2)(5)(7)  . . . . . . . . .        NWL           196          78.00%          153
    ST. JOSEPH, MO (2)(4)(7)  . . . . . . .        NWL            98          43.50%           43
    LAWRENCE, KS (2)(4)(7)  . . . . . . . .        NWL            86          50.00%           43
                                                              ------                       ------
      SUBTOTAL  . . . . . . . . . . . . . .                    2,342                        1,458
                                                              ------                       ------
  OTHER
    DALLAS/FORT WORTH, TX (2)(4)  . . . . .        NWL         4,202          17.00%          714
    TUCSON, AZ (4)  . . . . . . . . . . . .        NWL           693           5.88%           41
                                                              ------                       ------
      SUBTOTAL  . . . . . . . . . . . . . .                    4,895                          755
                                                              ------                       ------
  TOTAL . . . . . . . . . . . . . . . . . .                   57,970                       34,889
                                                              ======                       ======
  ______________
  (1)  1993 DONNELLY MARKETING INFORMATION SERVICE POPULATION ESTIMATES.
  (2)  THESE MARKETS WERE INVOLVED IN THE COMPANY'S TRANSACTION WITH MCCAW CELLULAR COMMUNICATIONS,
       INC. ("MCCAW"), WHICH CLOSED ON SEPTEMBER 1, 1993. SEE "-JOINT VENTURES-CMT PARTNERS."
  (3)  THE COMPANY'S OWNERSHIP PERCENTAGE AND POPS FOR THE MICHIGAN/OHIO REGION REFLECT BOTH
       THE COMPANY'S 50% OWNERSHIP INTEREST IN NEW PAR AND THE COMPANY'S OWNERSHIP OF APPROXIMATELY
       12% OF THE EQUITY IN CCI AT DECEMBER 31, 1993.
  (4)  OPERATING RESULTS ARE ACCOUNTED FOR UNDER THE EQUITY METHOD.
  (5)  OPERATING RESULTS ARE ACCOUNTED FOR UNDER THE CONSOLIDATION METHOD.
  (6)  THE COMPANY'S INTEREST IS ACCOUNTED FOR UNDER THE COST METHOD.
  (7)  OPERATING RESULTS ARE INCLUDED IN THE PROPORTIONATE CELLULAR OPERATING RESULTS PRESENTED
       IN ITEM 6, "SELECTED FINANCIAL DATA," AND IN ITEM 7,  "MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-PROPORTIONATE RESULTS OF OPERATIONS."
  (8)  THROUGH AUGUST 31, 1993, OPERATING RESULTS WERE ACCOUNTED FOR UNDER THE CONSOLIDATION
       METHOD. BEGINNING SEPTEMBER 1, 1993, OPERATING RESULTS ARE ACCOUNTED FOR UNDER THE EQUITY
       METHOD.

  MARKETING

  The Company aggressively markets its cellular services through its own sales force and arrangements with independent agents, as well as newspaper and radio advertising, toll-free telephone numbers and affiliations with nationwide groups of cellular carriers under the brand names MobiLink and Cellular One. In certain markets, the Company's cellular service is sold through resellers who, pursuant to FCC requirements, are allowed to purchase blocks of cellular telephone numbers and access to cellular services at wholesale rates for resale to the public. Agents are independent contractors who solicit customers for the Company's cellular service, and typically include automobile dealers, specialized electronics stores and department stores. The Company generally pays its agents a commission for each subscriber who uses the Company's service for a specified period and makes residual payments to the agent based on the subscriber's ongoing service charges. Recently, the Company has been placing greater emphasis on residual payments in order to align more closely the payment of sales commissions with revenues. The Company is continually seeking new methods of marketing its cellular service. In 1991 and 1992, the Company introduced cellular telephone rental programs in the systems it contributed to New Par and in its Atlanta system. Under these rental programs, new subscribers rent cellular telephones for a nominal monthly fee and commit to a two-year subscription. The Company believes that this program, which eliminates the need to purchase a cellular telephone, has contributed significantly to subscriber growth and has reduced customer disconnects in these markets.

  The Company and fourteen other cellular companies have formed an alliance to market their Block B (wireline) cellular service in the United States and
  Canada under the brand name MobiLink. The group has set common standards for cellular service, set up cellular telephone service centers, established standard dialing codes for customer service, dialing instructions and technical assistance and offers a 24-hour customer service line. Members of the MobiLink group utilize new software that makes it much easier for subscribers to make and receive telephone calls when they are traveling within the area covered by the MobiLink network. This national network became operational in July 1993 and covers more than 80% of the population of the United States and Canada. Through licensing agreements, MobiLink expects to cover virtually all of North America.

  The Company's block a (non-wireline) cellular systems in the San Francisco Bay Area and in Michigan/Ohio are part of the North American Cellular Network, an alliance of non-wireline cellular operators that offers service under the Cellular One brand name in broad areas throughout the United States and Canada. The North American Cellular Network allows subscribers to travel from city to city within the coverage area and have their calls and custom calling features, such as call waiting, three-way calling and call-forwarding, follow them automatically without having to notify callers of their location or to rely on access codes.

  In June 1993, the Company and three other cellular operators entered into an arrangement to simplify and enhance calling services for their subscribers in the southeastern United States. The new service, SouthReach, connects the Company's Georgia regional network with nearby systems of other operators, enabling cellular customers in an area covering more than 85,000 square miles to make and receive intermarket calls as easily as calls in their home markets. Another feature of SouthReach allows subscribers to continue calls without interruption while traveling between systems served by the four operators.

  SERVICES

  In addition to providing high quality wireless telephone service, in most markets the Company makes available to subscribers custom calling services such as voice-mail, call-forwarding, call-waiting, three-way calling, no-answer and busy transfer. In some markets, the Company also provides news, weather, sports and financial news recordings. The Company charges its subscribers for service activation, monthly access, per-minute airtime and custom calling features. The Company pays the local telephone service company directly for interconnection of cellular telephone calls with the wireline telephone network. Subscribers are billed directly by their selected long distance carrier or the Company provides the billing services for a fee charged to the long distance carrier. The Company generally offers a variety of pricing options, most of which combine a fixed monthly access fee and per-minute charges.

  Service is generally arranged on a month-by-month basis with access fees paid in advance. The Company has developed a variety of rate plans to serve specific market segments. The Company has roaming agreements with other cellular carriers across the United States and Canada that permit the Company's subscribers to receive service while they are traveling in cellular markets other than those served by the Company.

  The Company maintains a customer service department in each of its cellular markets for billing and service inquiries. Using a toll free telephone number, customers are able to report any problems and obtain up-to-date information with respect to their accounts. In each of its markets, the Company has technicians on call on a 24-hour basis. Through the use of sophisticated monitoring equipment, these technicians are able to check the performance of the cellular network.

  The Company also has improved its business operations to deliver a higher level of customer service. The Company recently developed automated systems designed to sharply reduce the time it takes to activate service for a new customer. Paperless activation now allows the Company to perform a credit check and activate a cellular telephone in approximately ten minutes. Previously, this process consumed an hour or more. The Company is exploring the possibility of introducing remote phone programming capability in connection with its digital cellular service.

  NEW SERVICES

  WIRELESS DATA. The Company is developing additional revenue sources such as wireless data for delivery over its existing cellular networks. In 1992, the Company established a wireless data division which focuses on opportunities for using the Company's cellular network to transmit data. For example, the Company and three other cellular carriers were the primary developers of the United States' first nationwide cellular data service for United Parcel Service ("UPS"). This service allows UPS drivers, who record package tracking information on an electronic clipboard, to send the information over the networks of cellular carriers throughout the country, including the Company's networks, to UPS' private network and ultimately to UPS' mainframe computers.

  The Company and several other cellular operators have formed a consortium to test packet-switching technology, which the Company believes will create significant new opportunities in the wireless data market. Packet-switching technology is designed to allow data to be transmitted much more quickly and efficiently than the current circuit-switching technology. Packet-switching uses the intervals between voice traffic on cellular channels to send packets of data, instead of tying up dedicated cellular channels. The packets of information, which may be transmitted using several different channels, are reassembled and directed to the correct party at the receiving end. It is expected that the development of this technology will make it possible for cellular carriers to offer a broad range of cost-effective wireless data services, including fax and electronic mail transmissions and communications between laptop units and local area networks or other computer databases. In November 1993, the Company announced that it expects to begin offering data transmission services using packet-switching technology in most of its domestic markets by the end of 1994.

  PERSONAL COMMUNICATIONS SERVICES. The Company is actively exploring opportunities to provide PCS. While the marketing and technical elements of PCS are not yet well defined, the Company anticipates that PCS will involve a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile voice and data communications. PCS subscribers could have dedicated personal telephone numbers and would communicate using small digital radio handsets that can be carried in a pocket or purse. PCS also could be used for data transmission utilizing computers, portable facsimile machines or other devices. Through an affiliate of Telesis, the Company currently is conducting trials under experimental licenses for PCS granted by the FCC. The Company believes that it is capable of offering PCS over its existing cellular networks and plans to do so where there is sufficient demand for such services. The Company is also planning to participate actively, through consortia or otherwise, in the auction process for PCS licenses.

  LONG DISTANCE SERVICES. The Company believes that following the Spin-off it will no longer be subject to the restrictions of the MFJ. Among other things, freedom from the MFJ would permit the Company to begin providing long distance telephone services across local access and transport area ("LATA") boundaries. As an affiliate of a Bell operating company, the Company currently is prohibited, absent a court waiver, from directly connecting calls across LATAs, even within its contiguous operating areas. See "Regulation-MFJ." Such calls must be directed to the subscriber's interexchange carrier, which separately charges the subscriber for long distance services. Unencumbered by the MFJ, the Company would be able to complete its subscribers' interexchange calls by a variety of methods, including through an exclusive arrangement with a single interexchange carrier or by establishing its own microwave network. Either of these methods would create a new source of revenue and allow its subscribers to avoid a separate long distance charge.

  TECHNOLOGY

  The Company is an industry leader in cellular technology. The Company's Los Angeles network was the first to introduce cell site sectorization and overlay/underlay techniques which simultaneously provide increased coverage in high traffic areas and umbrella coverage of difficult terrain. The Company was an early proponent of research into CDMA and worked with Qualcomm Incorporated ("Qualcomm") and others to develop this technology. In July 1993, the Cellular Telephone Industry Association adopted an interim standard based on Qualcomm's CDMA technology. In 1991, the Company became the first to deploy microcells, which make use of low power antennas located significantly farther from cell sites than permitted by earlier technology, thereby allowing coverage inside buildings, in canyons and tunnels and in other areas that are difficult or impossible to serve with conventional cellular technology. Microcell technology also includes a fast hand-off capability, which is valuable in downtown settings where a greater number of antennas at lower power settings allows the network to handle high traffic densities.

  The Company also has developed advanced network design and management tools. The Company's proprietary software predicts cell site coverage, which is critical in engineering new cellular networks and in making design improvements to existing systems. Other proprietary software developed by the Company detects and analyzes system problems, allowing the Company to react quickly, often before the problem noticeably affects service quality.

  The Company introduced digital cellular service in its network in the San Francisco Bay Area in October 1993 and plans to introduce digital service in its other regional networks by late 1995. Currently, in most markets the radio transmission between the cellular telephone and the cell site is an analog transmission, and both the cellular telephone and the transmitting equipment are designed to send and receive voice signals exclusively in this mode. The Company believes that digital technology will offer many advantages over analog technology, including substantially increased capacity, improved voice quality, greater call privacy, lower operating costs and the opportunity to provide improved data transmissions. Because existing analog cellular telephones will not be able to receive digital transmissions from the cell site, the Company expects that the transition by subscribers who prefer digital service will occur over a number of years. During such transition, cellular systems will maintain transmitting equipment to serve both formats and it is expected that manufacturers will make dual-mode cellular telephones capable of sending and receiving both analog and digital transmissions in order to meet subscriber needs for roaming.

  The Company has been conducting tests with both CDMA and TDMA and intends to determine which to deploy in particular markets based upon customer service and efficiency considerations. The Company has agreed to purchase CDMA infrastructure equipment for Los Angeles and certain other markets as well as CDMA-compatible cellular telephone handsets for sale in such markets following the installation of the system. The Company will continue to evaluate the choice of a digital standard in all of its markets. In certain markets, the Company may defer the installation of digital equipment until competitive conditions or capacity constraints warrant digital service.

  COMPETITION

  The cellular services industry in the United States is highly competitive. Cellular systems compete principally on the basis of network quality, customer service, price and coverage area. The Company's chief competition in each market is from the other cellular licensee. In certain markets, the Company also competes at the retail level with resellers. The Company believes that its technological expertise, emphasis on customer service, large coverage areas, and development of new products and services make it a strong competitor.

  Several recent FCC initiatives indicate that the Company is likely to face greater competition in the future. The FCC has permitted SMR system operators to construct digital mobile communications systems on existing SMR frequencies in many metropolitan areas throughout the United States. When constructed, these multi-site configuration systems will offer interconnected mobile telephone service and are expected to compete with the Company's cellular service. One such operator, NexTel Communications, Inc., initiated service in the Los Angeles metropolitan area in early 1994 and has announced plans to initiate service in the San Francisco Bay Area by mid-1994 and in several other metropolitan areas, including Dallas, by mid-1995. At this time, the Company is unable to predict the extent to which NexTel's service will successfully compete with cellular service. In March 1994, NexTel and MCI announced the formation of a strategic alliance to provide wireless services under the MCI brand name throughout the United States. As a result, the Company's domestic cellular systems may encounter such competition sooner then previously anticipated.

  Pursuant to the FCC's decision to allocate radio frequency spectrum for PCS, seven new licenses will be granted: two 30 MHz blocks, one 20 MHz block and four 10 MHz blocks. (By comparison, the two cellular carriers in each market currently have 25 MHz of spectrum each.) Each 30 MHz license will authorize the holder to provide service in one of 51 geographic market areas covering the United States referred to as Major Trading Areas ("MTAs"), and each of the other licenses will cover one of 492 Basic Trading Areas ("BTAs"), representing smaller areas within the MTAs. The rules adopted by the FCC permit a licensee to acquire up to 40 MHz in a single service area. Cellular licensees (defined as entities owning more than 20% of a cellular system) are not restricted from participating in PCS in areas outside of their cellular service areas, although they are only permitted to obtain a 10 MHz block in their cellular service areas. The Company expects that certain PCS services will be competitive with the Company's cellular service.

  AT&T's announcement in August 1993 that it will merge with McCaw may increase the level of competition that the Company faces in Los Angeles and Sacramento, where the Company's cellular operations compete with McCaw. The merger will permit McCaw to use the AT&T brand name in marketing its cellular services and give McCaw access to AT&T's sales, customer service and distribution channels, as well as to the research and development capabilities of AT&T Bell Laboratories. The Company and McCaw jointly operate cellular systems in San Francisco, San Jose, Dallas, Kansas City and certain other markets through CMT
  Partners. See "Joint Ventures   CMT Partners."

  JOINT VENTURES

  NEW PAR. In August 1991, the Company and CCI formed New Par, to which CCI contributed its cellular systems, located primarily in Ohio, and the Company contributed its cellular systems in Michigan and Ohio. New Par is equally owned by CCI and the Company and is governed by a four-person committee, with two members appointed by each company.

  The Company and CCI have entered into an agreement (the "Merger Agreement") under which CCI will, in October 1995, offer to redeem up to 10.04 million shares of its redeemable stock at $60 per share and the Company is obligated to purchase from CCI shares or stock options representing in the aggregate approximately 2.4 million shares at a price of $60 per share, less the exercise price in the case of stock options (the "MRO"). The Company is obligated to purchase from CCI at $60 per share a number of newly issued shares of stock equal to the number of shares purchased by CCI in the MRO. Pursuant to the Merger Agreement, the Company acquired approximately 5% of CCI and obtained the right to acquire all of CCI's remaining equity in stages over the next several years. The Company currently owns approximately 12% of CCI and has the right to purchase up to an additional 15.5% of CCI's equity in the open market, through privately negotiated purchases or otherwise, through October 1995.

  Beginning in August 1996, the Company has the right, by causing CCI to redeem all of its redeemable stock not held by the Company (the "Redemption"), to acquire CCI, including its interests in New Par and such other CCI assets and related liabilities as the Company and CCI may agree upon, at a price per share that reflects the appraised private market value of New Par (and such other CCI assets and related liabilities as the Company and CCI agree shall be retained) determined in accordance with an appraisal process set forth in the Merger Agreement. The Company has the opportunity to evaluate up to three different appraisal values during the 18-month period beginning in August 1996, prior to determining whether to cause the Redemption. The Company will finance the Redemption by providing to CCI any necessary funds.

  In the event that the Company does not exercise its right to cause the Redemption, CCI is obligated to promptly commence a process to sell itself (and, if directed by the Company, the Company's interest in New Par). In the event that the Company does not direct CCI to sell the Company's interest in New Par, such partnership will dissolve and the assets will be returned to the contributing partner. CCI may, in the alternative, purchase the Company's interest in CCI or CCI and New Par, as the case may be, at a price based upon their appraised values determined in accordance with the Merger Agreement. If CCI or its interest in New Par is sold within certain specified time periods not to exceed two years for a price less than the appraised private market value, the Company is obligated to pay to each other CCI stockholder a specified percentage of such shortfall.

  In connection with the Merger Agreement, Telesis delivered a letter of responsibility in which it agreed, among other things, to continue to own a controlling interest in the Company. Telesis and CCI have agreed to the termination of such letter of responsibility at the time that Telesis no longer has a controlling interest in the Company in exchange for the provision by the Company of substitute credit assurance, consisting of a $600 million letter of credit and a pledge of up to 15% of CCI's shares on a fully diluted basis, for the Company's obligations in connection with the MRO and for the payment of any make-whole obligation, respectively.

  CMT PARTNERS. In September 1993, the Company and McCaw formed CMT Partners, an equally owned partnership that holds interests in cellular systems operating in San Francisco, San Jose, Dallas, Kansas City and certain adjacent suburban areas. CMT Partners is governed by a four-person committee consisting of two members from each company. The Company's contributions to the partnership included its 61.1% interest in Bay Area Cellular Telephone Company ("BACTC"), which operates in the San Francisco and San Jose markets, and its 34% interest in the non-wireline licensee operating in the Dallas/Fort Worth market, as well as certain assets and liabilities of its retail reseller operations in the San Francisco Bay Area. McCaw contributed its 32.9% interest in BACTC, as well as its interests in the nearby Vallejo, Santa Rosa and Salinas/Monterey systems. McCaw also contributed its interests in Kansas City, Missouri, Lawrence, Kansas and St. Joseph, Missouri. In addition, the Company purchased McCaw's interests in the Wichita and Topeka, Kansas cellular systems for $100 million. The partnership has a 99-year term. Upon dissolution of CMT Partners its assets will be sold unless either the Company or McCaw elects to have the assets distributed in kind. If that election is made, the Dallas/Fort Worth interest would be distributed to McCaw, the Kansas/Missouri interests would be distributed to the Company, and the interests in the other systems held by the partnership would be distributed pro rata to both partners.

  INTERNATIONAL CELLULAR

  The Company has been  highly successful in obtaining significant  interests in
  cellular  licenses  in  some of  the  world's  most attractive  markets.   The

  Company's cellular interests in Germany, Portugal and Japan reflect government preferences or requirements that local owners hold at least a majority interest in their telecommunications licenses. However, the Company has board representation and substantial operating influence in each of its cellular systems outside of the United States. The Company has the second largest ownership position in MMO and three of the Japanese companies, and currently has the third largest ownership position in Telecel. In addition, agreements among the shareholders of MMO and Telecel require the Company's consent on such matters as annual budgets and business plans, capital calls, the incurrence of certain recourse debt and certain other fundamental corporate actions. The Company has appointed the director of engineering of each of its cellular systems in Germany, Portugal and Japan. Each of these directors is responsible for network buildout and technical operations.

  GERMANY

  The Company currently holds a 29.15% interest and is the second largest shareholder of MMO, the joint venture that holds the second of three national digital cellular licenses in Germany. The Company's interest in MMO includes a 2.25% interest which, under the terms of MMO's license, the Company is under a current obligation to sell to small or medium-sized German businesses. MMO began commercial operations in June 1992 and had approximately 493,000 subscribers at December 31, 1993. The system presently covers approximately 94% of the population, including all of the major cities and highways.

  MMO's network, known as "D2," was the world's first commercial cellular system to be operated on the pan-European Global System for Mobile Communications ("GSM"). The Company played the lead role in the design and construction of the D2 network. In June 1991, the government extended MMO's license by four years to December 31, 2009 in exchange for MMO's agreement to extend the network to the former East Germany. The Company believes that Germany's dense population, high per capita income and attractive workforce profile make it a promising market for cellular services. Cellular use may have been constrained in Germany by the quality of the state-owned analog system, which operated without competition until MMO initiated operations in June 1992, and by relatively high analog cellular telephone and service prices. Cellular penetration in Germany is approximately 2.2%, as compared to approximately 5.5% in the United States. There can be no assurance, however, that cellular penetration in Germany will be comparable to that in the United States.

  The other principal shareholders of MMO and their ownership interests are Mannesmann AG ("Mannesmann"), a German industrial engineering company and steel manufacturer (55.02%, including 2.25% held in trust for sale to small and medium-sized German businesses), Deutsche Genossenschaftsbank, a German commercial bank (10.29%), and Cable & Wireless plc, a British telecommunications company (5.03%). At December 31, 1993, MMO's contributed capital was approximately DM 1.62 billion (US $931 million), of which the Company's contribution has been approximately DM 472 million (US $271 million). MMO does not expect to require further capital contributions from its shareholders and will fund its remaining capital needs through operating cash flows and bank loans. MMO has a DM 1.1 billion credit facility, of which DM 518 million (US $298 million) had been drawn down at December 31, 1993.

  OPERATIONS. The Company has had significant participation in the design and operation of the D2 network. In addition to appointing the director of engineering, the Company provided a large technical staff during the design and construction phase of operations. The Company also has contributed to the development and installation of MMO's customer service and billing system and has assisted with MMO's business planning and marketing, sales and distribution arrangements. The Company continues to influence MMO's operations through its right to appoint two of the eight members of the shareholder board, including the deputy chairman.

  The Company believes that D2's success in attracting customers reflects the significantly improved quality of the digital system, falling equipment prices, D2's customer-oriented service and aggressive marketing. For example, all D2 subscribers have 24-hour toll-free telephone access to customer service. Demand is expected to increase as hand-held cellular telephones, as well as roaming on the GSM standard within Europe, become more available.

  MMO utilizes three channels of distribution. Resellers have provided the most significant portion of D2's subscribers to date. While they receive a discount from the retail rate based on customer longevity, the Company believes that such resellers nonetheless are an efficient means of distribution. D2 also makes use of an increasing number of third-party agents and dealers. Agent commissions generally are paid per new subscriber and are based primarily on the volume of subscribers generated by the dealer. The remainder of D2's customers are acquired through direct sales.

  While D2's per-minute charges are relatively high by United States standards, they are comparable to those of the competing digital cellular system. Unlike in the United States, there is no additional charge for long distance service within Germany. In addition, because D2 is a national franchise, there is no roaming charge within Germany, although such a charge is imposed for international roaming. In further contrast to United States systems, the calling party in Germany pays for cellular calls. Accordingly, cellular users in Germany are generally less reluctant than their counterparts in the United States to make available their cellular telephone numbers.

  COMPANY RIGHTS AND OBLIGATIONS. Under MMO's joint venture agreement, the Company has significant participation in management. The Company's consent is required for such matters as increases in capital contributions, incurrence of certain recourse debt, material transactions with affiliates and any fundamental corporate transactions. In addition, the Company must consent to the adoption of annual budgets and business plans (which cover, among other matters, distributions to the partners, external financing and projected reserves). MMO's senior management group consists of six members, of which the Company has appointed the director of engineering and, jointly with Mannesmann, the director of marketing and the director of operations. In addition, the Company and Mannesmann each appoint one member to a technical committee, which is charged with resolving matters presented by the director of engineering and must do so unanimously. The joint venture agreement provides that any transfer of MMO shares is subject to the other partners' rights of first refusal. Under the terms of the license, any transfer of an ownership interest in MMO must be approved by the German telecommunications ministry. Mannesmann and the Company have committed in principle to maintaining a substantial share of ownership in MMO until certain debt is retired pursuant to agreements with MMO's banks.

  COMPETITION. Deutsche Bundespost Telekom ("DBPT"), the state-owned telephone and postal carrier, currently is MMO's sole competitor. It operates three mobile telephone networks. DBPT's "D1" network also operates on the GSM standard. D1 commenced operations in July 1992 and had a reported 480,000 subscribers at January 1, 1994. Although D1 benefits from DBPT's name recognition and a well-developed distribution channel integrated with the landline service, the Company believes that D2 competes favorably with the state-owned digital system based upon network quality and customer service. DBPT also operates "B-Netz," which is an older system with fewer than 20,000 subscribers. It is no longer marketed and is used primarily by government agencies. DBPT's third system, "C-Netz," is an analog cellular system covering all of Germany that began operations in 1985 and is reportedly near capacity, with approximately 800,000 subscribers reported at January 1, 1994.

  In February 1993, the German government awarded a third digital license to E-Plus Mobilfunk GmbH. The third digital system, known as "E1," will reportedly emphasize buildout initially in eastern Germany, where telephone density is much lower, and is expected to begin commercial operations in Berlin and Leipzig by the spring of 1994. The terms of the license require that over 90% of the population of Germany be covered by 1997. The pricing for this service has not been announced. The Company expects E1 to be a significant competitor in the German cellular market. Because E1 will use a different set of frequencies than those of the GSM cellular systems being constructed throughout Europe, E1 subscribers will in general not be able to make calls from or receive calls on such GSM systems without a "dual-mode" handset.

  The German government has stated that no additional licenses will be issued for cellular or cellular-like services through 1996.

  PORTUGAL

  The Company owns a 23% interest in Telecel, the cellular company that was awarded one of two national GSM licenses by the Portuguese government in October 1991. Telecel began commercial service in October 1992, covering all of Portugal's major cities and highways, and had approximately 40,000 subscribers at December 31, 1993. Telecel currently covers approximately 92% of the population and is required under the terms of its license to cover 99% by October 1996.

  The Company's equity interest in Telecel will increase by up to an additional 12% if Portugal changes its law to allow non-residents to own a greater than 25% interest in its telecommunications licenses. Under an agreement among the shareholders of Telecel, until January 1, 1997 the Company is required to fund Telecel's capital as if it held a 35% equity interest. To the extent that the Company's funding exceeds the amount it would be required to contribute as a 23% shareholder in Telecel, such funding is required to be in the form of five-year interest-free loans. If Portuguese law is amended to permit greater than 25% ownership by non-residents, the Company has the assignable obligation to convert its loans into an additional 12% equity interest (or such lesser percentage as is permitted under the new law). In the event that Portugal does not relax its non-resident ownership restrictions before October 1996, the Company has agreed to nominate a third party to purchase and convert the loans, subject to the approval of the shareholders of Telecel. As of December 31, 1993, Telecel's contributed capital was approximately ESC 18.3 billion (US $103.4 million), of which the Company's contribution was approximately ESC 6.4 billion (US $36.2 million). The Company expects that it will be required to contribute approximately an additional $18 million to Telecel through 1995, after which Telecel's capital needs will be met through operating cash flow and borrowings. At December 31, 1993, Telecel had approximately ESC 6 billion (US $33.9 million) in short-term commercial paper and other short-term borrowings outstanding.

  In addition to the Company, Telecel's shareholders include Espirito Santo e Irmaos, SA (34.33%), an affiliate of Espirito Santo-Sociedade de Investimentos, SA, a Lisbon-based international finance and investment company; Amorim, Investimentos e Participacoes SGPS, SA (34.33%), a diversified Portuguese company; Centrel, Gestao e Comparticipacoes, SA (6.34%), a Portuguese telecommunications manufacturer; and Eurofon of Portugal, Inc. (2%), a subsidiary of LCC Incorporated, a United States software and engineering company.

  OPERATIONS. The Company appoints Telecel's director of network engineering and operations and provides other seconded employees. The Company has played the lead role in the design and implementation of Telecel's network. The Company also is active in many other areas of Telecel's business, including marketing, strategic planning, management information systems, and customer service. The Company anticipates that it will continue to have significant involvement in Telecel's operations.

  Telecel has a distribution network of exclusive agents that account for a majority of customer activations. These agents, through their own outlets and those of subagents, represent several hundred points of sale in Portugal. Telecel also has a direct sales force which accounts for the balance of the activations. There are no resellers in Portugal. Telecel's pricing plan is slightly more expensive than that of its sole competitor, Telecomunicacoes Moveis Nacionais ("TMN"), which is operated by the three Portuguese state-owned wireline telephone companies.

  COMPANY RIGHTS AND OBLIGATIONS. Under the Telecel shareholders' agreement, the Company appoints the director of engineering, who occupies one of five positions on the board of directors, and three of the eleven members of Telecel's shareholder board. As a greater than 20% shareholder, the Company's consent is necessary for certain fundamental corporate actions such as issuances of stock or debt convertible into stock, as well as for the incurrence of recourse debt, material transactions with affiliates and the approval of business plans and budgets. Telecel's shareholders may not transfer their shares to non-shareholders without government approval for five years following the grant of the license. Any transfer, other than in connection with the conversion of the Company's loans to equity or a transfer to a parent or affiliate of the transferring partner, is subject to the other shareholders' rights of first refusal.

  COMPETITION. TMN was awarded the competing GSM license in Portugal, and commenced operations at approximately the same time as Telecel. TMN's digital service was reported to have approximately 31,000 subscribers at January 1, 1994. Management believes that Telecel competes favorably with TMN based upon coverage, network quality, service offerings, customer service, distribution network and price. Cellular service has been available in Portugal since September 1989 when TMN initiated analog cellular service. TMN's analog system, which utilizes technology similar to that of the German C-Netz system, was estimated to have approximately 31,000 subscribers at January 1, 1994.

  JAPAN

  The Company is the second largest shareholder in three companies licensed to build and operate digital cellular systems in the Tokyo, Kansai (Western) and Tokai (Central) regions of Japan. These three systems are expected to be operational by the end of 1994 and are expected to be able to offer service to approximately 74 million people, or 60% of the Japanese population, by 1997. In February 1994, the Company agreed to acquire a 4.5% interest in a fourth company, which plans to build a digital cellular system that will reach about 70% of the population of the Kyushu/Okinawa region when it begins offering service in 1996. There are approximately 15 million people in the region, which is the fourth most populous of Japan's 11 cellular regions.

  Tokyo Digital Phone Company ("TDP"), in which the Company owns a 15% interest, was granted a cellular license in April 1992 for the Tokyo metropolitan region, covering 39 million people. Service in metropolitan Tokyo is scheduled to begin by mid-1994. The Company also owns a 13% stake in Kansai Digital Phone Company ("KDP"), which is licensed to serve the cities of Osaka, Kyoto and Kobe, a region with a population of approximately 21 million people. Central Japan Digital Phone Company ("CDP"), in which the Company owns a 13% interest, holds a license for the Tokai region of over 14 million people. Nagoya is the principal city in this region, which is located between Tokyo and Kansai. KDP and CDP received their licenses in August and December, 1992, respectively. Both companies expect to begin service by December 1994. The three companies' contributed capital through December 31, 1993 was approximately Y26 billion (US $232.5 million), of which the Company's share was approximately Y3.6 billion (US $32.2 million). The Company does not expect to be required to make additional capital contributions to TDP, KDP and CDP. The principal shareholders of each of the three companies include Japan Telecom (a long distance carrier in Japan) as lead partner, a regional railway company, Cable & Wireless plc and Toyota Motor Corporation.

  The Company believes that favorable demographics make Japan an attractive cellular market. Currently, cellular penetration in Japan is approximately 1.6%, which is attributable to several factors, including the relatively high activation, access and usage charges that have characterized the current Nippon Telegraph and Telephone ("NTT") analog system, the only recent introduction of non-wireline competitors, and the traditional requirement of the Japanese Ministry of Post and Telecommunications ("MPT") that customers lease or rent (not purchase) cellular phones. The MPT has adopted regulations, effective April 1, 1994, permitting the purchase of cellular handsets.

  OPERATIONS. The Company has been integrally involved in the design of each of the systems through its appointment of the director of engineering for each company. The Company also has contributed in other areas, including assisting with preparation of business plans. The Company is working with senior management of each venture to ensure that the systems operate to the extent possible as one network with common marketing and pricing policies and equipment offerings.

  COMPANY RIGHTS AND OBLIGATIONS. The Company has the right to appoint one member to each board of directors. To date, the Company's appointee to the board of directors of each company has also functioned as the director of engineering.

  COMPETITION. Cellular competition is anticipated to be substantial in Japan, with up to four digital cellular operators in each of the markets served by TDP, KDP and CDP. Currently, there are two existing analog operators in each region: NTT, which provides nationwide service, and one other provider for each region. Each of the analog providers has been awarded additional spectrum to introduce digital service by the end of 1994. In addition to the licenses held by the Company's joint ventures, another digital license has been awarded in each of the Company's markets and the recipients have made in-service commitments similar to those made by the Company's systems.

  SWEDEN

  In October 1993, the Company acquired a 51% interest in NordicTel Holdings AB ("NordicTel"), one of three providers of GSM cellular services in Sweden, for $153 million. The Company also contributed $5.4 million to NordicTel's equity capital. The other principal shareholders of NordicTel are Vodafone Group Plc, with an 18.5% interest, and AB Volvo, Trellswitch Intressenter AB, and Spectra-Physics AB, the three of which hold in the aggregate a 28.5% interest. The Company also holds an option, exercisable between July 1 and September 30, 1994, to purchase from Vodafone an additional 6.75% of NordicTel's equity for approximately $20 million. The Company expects that it will be required to contribute an additional Skr 282 million (US $35.7 million) to NordicTel in 1994. NordicTel's capital requirements thereafter are expected to be met through operating cash flow. NordicTel is planning an initial public offering in 1994.

  NordicTel's cellular service, which is marketed under the name "Europolitan," began offering service in late 1992. The system presently covers approximately 80% of the population and all of the major cities. Under the terms of the authority granted by the Swedish government, NordicTel will be required to cover all of the major highways and all cities with a population greater than 10,000 by the end of 1995. Cellular penetration in Sweden, which has a population of 8.7 million and more than 800,000 cellular subscribers at December 31, 1993, is among the highest in the world.

  COMPANY RIGHTS AND OBLIGATIONS. Under the NordicTel shareholders agreement, the Company is entitled to appoint five of the nine members of NordicTel's board of directors. In addition, under such agreement, 80% shareholder approval is required for material corporate actions. The approval required for certain of such actions will decrease to 51% following NordicTel's initial public offering.

  COMPETITION. NordicTel competes with two other cellular operators in Sweden. Telia Mobitel AB, a wholly owned subsidiary of the state-owned telephone company, operates one GSM network and two analog networks. Comvik GSM AB operates the third GSM network. Nearly all of Sweden's cellular subscribers belong to one of Telia Mobitel's two analog networks, which had no GSM competition until late 1992, when all three GSM networks commenced operations. Subscriber growth on the three Swedish GSM networks has been hampered to date by limited GSM system coverage and a shortage of digital cellular telephone handsets, which is expected to ease significantly.

  DENMARK OPTION. Prior to the Company's acquisition, NordicTel held a 20% interest in Dansk Mobiltelefon I/S ("DMT"), one of two GSM cellular licensees in Denmark, through a wholly owned subsidiary, NordicTel Dk ("Dk"). Certain shareholders of DMT have taken the position that the indirect acquisition by the Company of a controlling interest in Dk would, under the terms of the DMT joint venture agreement, trigger a transfer at book value to them of Dk's interest in DMT. NordicTel and the Company oppose that position, and the issue is expected to be submitted to arbitration for a binding decision.

  In order not to trigger such a transfer, NordicTel sold Dk to the shareholders of NordicTel other than the Company (the "Dk Shareholders") immediately prior to the Company's acquisition of its 51% interest in NordicTel. NordicTel also undertook to be responsible to the government of Denmark, jointly with the Dk Shareholders, for fulfillment of DMT's obligations under the terms of its license. The DK Shareholders have in turn agreed to hold NordicTel harmless for any loss caused by such undertaking. NordicTel concurrently entered into an agreement with the Dk Shareholders under which it has the right to purchase a 100% interest in Dk in the event that the arbitration concludes, among other things, that the book-value transfer of Dk's interest in DMT would not be triggered. The Company concurrently entered into an agreement with the Dk Shareholders under which it has the right to purchase a 49% interest in Dk. The Company's right is exercisable only if NordicTel is unable to exercise its right to repurchase Dk in its entirety. Under such agreements, the Dk Shareholders also have the right to sell either a 100% interest in Dk to NordicTel (exercisable only if NordicTel's right to purchase is exercisable) or a 49% interest in Dk to the Company (exercisable only if the Company's right to purchase is exercisable).

  BELGIUM

  In July 1993, the Company was chosen by Belgium's state-owned telephone company, Belgacom, from among twenty applicants to provide technical, operating and marketing support for Belgacom's GSM network, which commenced operations on January 1, 1994. Operating under the name "Proximus," the network covers all of the major cities, including Brussels, Antwerp, Liege and Ghent. By the end of 1994, the system is expected to reach approximately 85% of the country and 95% of Belgium's 10 million people. The Company is negotiating with Belgacom to acquire a 25% interest in a new mobile communications joint venture, which will hold Belgacom's analog and GSM cellular telephone operations. The Company currently expects that the terms of its participation in such joint venture will be finalized by mid-1994.

  NEW OPPORTUNITIES

  The Company plans to actively pursue new opportunities to acquire interests in wireless systems throughout the world. Such opportunities are expected to arise through awards of new licenses and through the acquisition of interests in existing licenses.

  The Company believes that its proven technical, operating and marketing expertise make it a highly desired participant in consortia formed to pursue new international opportunities. The Company led the design and construction of MMO's and Telecel's nationwide digital cellular systems. The Company also is integrally involved in the design of all three of its digital cellular systems in Japan. The Company believes that the technical expertise it developed in the United States and Germany was a significant factor in the success of the license applications of its consortia in Portugal and Japan and in the Company's selection as technical adviser to Belgacom.

  The Company measures each international investment against such criteria as demographic factors, the degree of economic, political and regulatory stability, the quality of local partners and the degree to which the Company would control or meaningfully participate in management. Although the Company assesses each opportunity independently, its strategy is to leverage off each venture to evaluate and pursue other telecommunications opportunities in such markets. For example, the Company has won paging licenses in Spain and France and intends to pursue cellular opportunities in both countries. In addition, the Company is now pursuing opportunities to provide paging and long distance services in Germany, where MMO commenced operations in June 1992.

  The Company's primary focus in pursuing licenses is Europe and Asia because the Company believes that these regions currently provide the highest potential for value creation, although the Company also is considering opportunities in other parts of the world. The Company is currently competing or planning to compete for wireless licenses in South Korea, Italy, the Netherlands, Spain and France.

  SOUTH KOREA. Korea Mobile Telecom Corporation, a subsidiary of the government-owned telephone company, is currently the sole provider of cellular service in South Korea. In August 1992, the government's award of the second national cellular license to a consortium not involving the Company was rescinded following allegations of improper influence. In late February 1994, the second license was awarded to a partially formed consortium consisting of a subsidiary of POSCO (Pohang Iron and Steel), and the Kolon Group, which hold interests of 15% and 14%, respectively. Telesis had been a 20% shareholder of the POSCO joint venture. However, all prior agreements between POSCO and Kolon and their respective joint venture partners have been voided and the makeup of the remainder of the consortium is uncertain. According to the announcement of the award, foreign participants would be allowed a maximum interest in the consortium of 20.2%, with no single interest greater than 10%. The Company is actively pursuing a share in the consortium.

  ITALY. The state-owned telephone company, "SIP," operates three cellular networks in Italy: two analog cellular systems and one GSM system. The Company has an indirect interest of 10.2% in Omnitel, one of two consortia prequalified by the government to apply for the second license. Ing. C. Olivetti is the lead partner in Omnitel, with an interest of 35.7%; other significant partners include Bell Atlantic (11.6%), Cellular Communications International, Inc. (10.3%), Telia Mobitel AB (6.8%), Lehman Brothers (5.6%) and Mannesmann AG (4.5%). An award of the license is expected by mid-1994.

  THE NETHERLANDS. The Netherlands has one cellular operator, the state-owned PTT Telecom B.V., which operates two analog systems and is constructing a GSM system. The Netherlands Parliament is currently reviewing legislation that would provide for the awarding of a second GSM license, and a request for proposals is expected in mid-1994. The Company has signed a memorandum of understanding for pursuit of the second GSM license with a consortium including ABN AMRO Bank N.V., Cable & Wireless plc, Radio Holland Cellular Services B.V., De Nationale Investeringsbank N.V., PGEM Energy, a Dutch utility, and Heidemij Holding N.V.

  SPAIN. Telefonica, the partially state-owned telephone company, operates three cellular networks in Spain: two analog systems launched in 1982 and 1990 and a GSM system that commenced service in 1993. The Spanish government is expected to release a request for proposals in mid-1994, for an additional GSM cellular license to be awarded in late 1994 or early 1995. The Company intends to pursue this license actively.

  FRANCE. Cellular service is available in France over two analog and two digital systems, with state-owned France Telecom and Societe Francaise du Radiotelephone, a private concern, operating one of each. The French government is expected to announce the procedure for the award of a PCS license, with service expected to be launched in 1996. Although the Company has held discussions with several potential partners, it has not yet reached an agreement for the pursuit of the PCS license.

  TECHNOLOGY

  GSM. The Company's cellular systems in Germany and Portugal conform to the GSM digital cellular standard. Developed by a standards body within the European Telecommunications Standards Institute with substantial input from the Company's engineers, the GSM standard is a wide-band TDMA standard substantially different from United States TDMA technology and has been adopted by more than 50 countries worldwide, including all those in the European Union and others such as Australia, New Zealand, Singapore and Hong Kong.

  The GSM standard allows users to place and receive calls on any GSM cellular telephone while traveling in all countries utilizing the standard. A subscriber identification module ("SIM") card is necessary in order to receive GSM cellular service. Each subscriber receives a SIM card, which is about the size of a credit card, that contains a microchip identifying the subscriber. By inserting the card into any GSM telephone, customers can make calls from the telephone and have the calls billed directly to them. The card also allows the subscriber's home GSM system to locate the subscriber on any GSM network throughout the world. In addition to these conveniences, the SIM card can reduce fraud significantly, because each customer has a unique personal identification number that must be used in conjunction with the card. MMO was the first GSM system to offer commercial service.

  PERSONAL DIGITAL CELLULAR ("PDC") STANDARD. The technology utilized by TDP, KDP and CDP represents Japan's entry into second-generation cellular communications. The PDC standard uses narrow-band Japanese TDMA technology and allows enhanced roaming potential and expanded supplementary services potential. To provide service to subscribers away from their home regions, TDP, KDP and CDP are implementing automatic roaming throughout their combined coverage areas. Subscribers of any of the companies will be able to initiate and receive calls anywhere within the combined coverage area. Two separate digital system frequencies will be utilized throughout Japan: NTT's network and one competing operator will dominate the 800 MHz band while the main operators in the 1500 MHz band will be TDP, KDP and CDP and the other new market entrant.

  DOMESTIC PAGING

  The Company offers local, regional, statewide, and nationwide narrow-band data and messaging, or "paging," services in a total of 100 markets in 15 states, including many of the largest metropolitan areas in the United States, such as Atlanta, Dallas/Fort Worth, Detroit, Houston, Jacksonville, Kansas City, Las Vegas, Los Angeles, Louisville, Miami, Orlando, Phoenix, Portland, Sacramento, Salt Lake City, St. Louis, San Antonio, San Diego, the San Francisco Bay Area, Seattle and Tampa/St. Petersburg. At December 31, 1993, the Company had approximately 1.2 million paging units in service and, based upon industry surveys, was the fourth largest provider of paging services in the United States. The Company's growth strategy is to expand into new markets through start-ups or acquisitions, to increase its share in existing markets by providing superior customer service, to refine its mix of distribution channels, including further expansion of its retail sales and to provide new narrow-band PCS services.

  PAGING SERVICES. The Company currently offers four types of paging services: numeric display, alphanumeric, tone-only and tone and voice. Numeric display service alerts the subscriber and then displays a short message, usually a telephone number entered by the calling party via a touch-tone keypad. More than 90% of the Company's subscribers use numeric display units. The Company's paging revenues consist primarily of monthly charges for paging service and equipment rental.

  The Company also offers nationwide coverage on its own private carrier paging frequency through an inter-carrier agreement with other paging providers and as a reseller of a nationwide common carrier paging service. A nationwide system permits a subscriber to receive pages in most metropolitan areas of the United States, including markets not otherwise served by the Company. In addition, the Company offers voice retrieval service, which allows callers to leave voice messages instead of telephone numbers, and then alerts the subscriber that a message has been left. Subscribers then call in to retrieve the message, much as they would with a remotely accessible answering machine. The Company is actively exploring new opportunities to provide narrow-band PCS services, including acknowledgment paging and news services. In 1992, the Company began offering its Page Line News Service in San Diego, which provides continuously updated news, financial reports, weather and sports information. The Company now offers Page Line News Service in Los Angeles, Miami, Detroit, Dallas, Phoenix and Seattle. In 1993, the Company introduced KidTrack, a value-priced service specifically designed for families with young children. KidTrack was introduced in the Company's Arizona markets and is now available in San Diego and Las Vegas as well.

  MARKETING. The Company utilizes a decentralized marketing approach, tailored to each market, to promote and sell its paging services. In all of its markets, the Company relies on both direct and indirect sales channels. The Company conducts its direct marketing through its sales, service and customer service representatives, who are located in the Company's local offices in each market. The Company's indirect sales channels generally consist of resellers, who purchase paging services from the Company in bulk quantities at a wholesale monthly rate, and agents and retailers, who sell only pagers and refer purchasers to the Company for service at the Company's rates. The Company typically pays agents and retailers a commission for such referrals. The Company, which was one of the first to offer paging service through retail outlets, has greatly expanded its retail marketing efforts and now has sales arrangements with over 2,000 retail locations nationwide. Sales of pagers and service through retail outlets generally result in lower selling costs per unit sold. In addition, the Company has found that a substantial number of the units added through retail channels are sold to customers who are new to paging.

  COMPETITION. The Company's paging operations face intense competition from local or regional carriers as well as from carriers with a broad nationwide presence. Paging systems compete primarily on the basis of reliability, geographic coverage, customer service and price. The Company believes that its extensive experience in the paging business and emphasis on cost control and customer service make it an effective paging competitor.

  In June 1993, the FCC allocated spectrum and adopted rules (which were amended in February 1994) that authorize the operation of narrow-band PCS, which is expected to be competitive with the Company's paging services. Narrow-band PCS offerings over this spectrum could include advanced voice paging, two-way acknowledgment paging, data messaging, electronic mail and facsimile transmissions. The FCC plans to issue nationwide, regional, MTA and BTA licenses for narrow-band PCS and to license certain response channels to existing licensees. The method for selecting licensees is yet to be determined, and licenses may be auctioned. Existing cellular and paging providers will be eligible for such licenses under the FCC's rules. While the Company believes that it will be able to provide many PCS-type services over its existing paging networks, competition is expected to intensify when PCS offerings become available in the Company's paging markets. Technological advances in the telecommunications industry are expected to continue to create new services or products competitive with the paging services currently offered by the Company.

  INTERNATIONAL PAGING

  PORTUGAL. Through Telecel, the Company owns a 23% interest in Telechamada-Servico de Chamada de Pessoas, S.A. ("Telechamada"), Portugal's first nationwide private paging company. Telechamada began service in October 1992, on the same date that Telecel's nationwide cellular service became available, six months ahead of schedule. Telechamada received its license in April 1992 and offers numeric and alphanumeric paging services. At December 31, 1993, Telechamada had approximately 4,900 subscribers. Telechamada estimates that it currently covers 91% of the population.

  SPAIN. The Company holds a 17.5% indirect interest in Sistelcom-Telemensaje, S.A., which was awarded a nationwide paging license by the Spanish government in August 1992. By January 1993, the digital paging system was operational in 14 cities, including Madrid, Barcelona and Seville. Sistelcom-Telemensaje offers tone-only, numeric and alphanumeric paging services. At December 31, 1993, Sistelcom-Telemensaje had approximately 17,600 subscribers. The license requires that all provincial capitals and all cities with a population of greater than 150,000 be covered by September 1994.

  THAILAND. The Company provides nationwide paging service in Thailand through a 49% interest in PerCom Service Limited ("PerCom"), which has served all of Thailand's major population centers since February 1991, and through a wholly owned subsidiary that has provided service in Bangkok since 1987. These companies operate together under the name PacLinkTM and jointly served approximately 98,000 subscribers at December 31, 1993. PerCom is obligated under its license to pay between 25% and 40% of its annual paging revenues to the Communications Authority of Thailand ("CAT") during the fifteen-year term of the license, with guaranteed payments of approximately $57 million over such period, of which approximately $3.8 million had been paid as of December 1993. Under the Bangkok paging license, the Company is obligated to pay 33% of its annual paging revenues to CAT, with guaranteed payments of at least $12.4 million required during the remaining term of the license.

  FRANCE. In September 1993, the French government awarded one of three national digital paging licenses to Omnicom, a joint venture in which the Company has an 18.5% interest. The Company's principal partners in Omnicom are Bouygues S.A., Societe Generale, Preussen Elektra Telekom GmbH and DeNeufliz-Schlumberger-Mallet Finance. Omnicom will construct and operate a nationwide digital paging network based on ERMES, the European radio messaging standard, and expects to begin service in Paris by the end of 1994. The license requires that 20% of the population be covered by the end of 1994 and 60% by the end of 1999.

  OTHER SERVICES

  TELETRAC. The Company, through its subsidiary Location Technologies, Inc. ("LTI"), has a 51% interest in Teletrac, a partnership that offers vehicle location services. Teletrac currently has operations in Los Angeles, Detroit, Chicago, Dallas/Fort Worth, Houston and Miami, and has licenses to operate in more than 100 additional cities. The Los Angeles system, the first to commence commercial operations, began offering such services in January 1991.

  Teletrac is in the start-up phase of its operations and to date its services have not achieved a significant degree of commercial acceptance. Teletrac reported net losses before taxes of $41.6 million, $49.1 million and $36.8 million in 1993, 1992 and 1991, respectively. The Company does not expect Teletrac's operations to be profitable for several years. The Company intends to take actions to reduce Teletrac's operating losses and does not plan to expand Teletrac's operations significantly until its services achieve a higher level of commercial acceptance. In February 1994, the Company reduced Teletrac's workforce by 30%, to approximately 200 employees. The Company is exploring various opportunities to expand the market for Teletrac's services and is continuously evaluating and considering other commercial applications of its technology and radio spectrum.

  TECHNOLOGY. Teletrac locates vehicles through the precise calculation of the time a radio signal takes to travel from a vehicle equipped with a Teletrac vehicle location unit ("VLU") to Teletrac's land-based receiver stations. Teletrac's proprietary software automatically determines the vehicle's location based on the time the signal arrives at each station, the geographic relationship between the stations, and the speed at which the signal travels. This location is then displayed on a computer-generated map. This process takes only seconds and is generally accurate to within 100 feet, depending on building obstruction, vehicle direction and radio wave interference.

  PRODUCTS AND SERVICES. Teletrac offers two primary services: fleet tracking and stolen vehicle location. Fleet tracking allows subscribers to monitor the location of all of their vehicles equipped with VLUs, such as taxicabs, ambulances, municipal buses and intra-city delivery trucks. A subscriber may use the fleet tracking service to determine, for example, which vehicle is closest to a customer or whether a vehicle is deviating from its route. In addition, an alert button located in the vehicle allows a driver to signal an emergency. Teletrac had approximately 24,000 fleet tracking units in service at December 31, 1993. Teletrac's stolen vehicle location service is automatically triggered when a car alarm connected to a VLU is not deactivated within a short time after being triggered. The VLU will automatically broadcast a signal that will appear on Teletrac's monitors. Teletrac personnel will simultaneously attempt to contact the owner of the car and the police. Teletrac provides the police with information such as the model and license number of the car, as well as its location. The Company also is in the process of introducing an emergency roadside assistance program for subscribers of its stolen vehicle location service. Teletrac had approximately 6,700 stolen vehicle location units in service at December 31, 1993.

  MARKETING. Teletrac's fleet tracking service is marketed through a direct sales force located in the individual markets served, and, for national accounts, through a sales group located in Los Angeles. Teletrac sells the VLUs used for fleet tracking directly to the purchaser of the service at negotiated prices, and charges a monthly fee based on system usage. Teletrac's stolen vehicle location service is marketed by distributors of VLUs, such as automobile and electronics dealerships who purchase them directly from manufacturers. Teletrac is not involved in the sale of such units. Once a customer has purchased a unit, Teletrac receives an activation fee and a monthly service fee thereafter.

  COMPETITION. In fleet tracking, Teletrac's competitors include satellite services and traditional fleet management services, such as specialized mobile radio, which allows a driver to communicate with a dispatcher. In the stolen vehicle location market, a competitor that uses a substantially different technology began to offer service in several major cities prior to Teletrac, and competes directly with Teletrac in most of its markets. Another competitor using technology similar to Teletrac's offers services in certain of Teletrac's markets.

  JOINT VENTURE. The Company, through LTI, currently owns 51% of Teletrac. North

  American Teletrac ("NAT") (the other partner in Teletrac) owns, directly or indirectly, 49%. Prior to March 31, 1995, and if certain conditions have been fulfilled, LTI and NAT may each elect to cause a combination of NAT and LTI. In the combination, the shareholders of LTI and NAT would receive stock in the combined entity in an amount reflecting their indirect interest in Teletrac. The shareholders of NAT may also elect to have the combined entity register its shares in an initial public offering (the "LTI IPO"). The LTI IPO must generally occur prior to March 31, 1995.

  The Company and its affiliates have the right, but not the obligation, to provide capital to Teletrac or the combined entity using convertible notes, prior to the earlier of March 31, 1995 or the LTI IPO. If the Company's affiliates do not purchase such notes, funds may be sought from other sources (subject to certain restrictions). Teletrac also guaranteed a $49.5 million debt of NAT's subsidiary.

  Convertible securities may only be converted after the earlier of the LTI IPO or March 31, 1995. If converted within two years after that date, the conversion rate will generally be 50% of the price at which stock was sold in the LTI IPO (or, if the LTI IPO did not occur, an appraised price). The
  Company may not convert during that two-year period to the extent the conversion would result in the Company owning more than 70% of the company. After that time, the conversion rate will equal the LTI IPO price until another limitation, based on a 1:9 relative ownership ratio between the former NAT shareholders and the Company, is reached. Thereafter, the conversion rate will equal the fair market value of the shares.

  LONG DISTANCE. The Company presently holds a 10% interest in International Digital Communications ("IDC"). IDC provides long-distance telephone service between Japan and over 60 countries, including the United States, to business and residential customers. IDC also offers private leased circuit services within Japan. In 1991, IDC began offering service over a 5,200 mile undersea fiber optic cable, the first such cable to connect Japan directly with the U.S. mainland.

  CREDIT CARD VERIFICATION. In conjunction with Korea Information and Communications Company, a local service provider in South Korea, the Company sells point-of-sale terminals and provides technology and management support for a nationwide credit card verification system. More than 150,000 terminals have been installed, which are linked to a central data base in Seoul. In 1993, the network handled more than 69 million transactions, representing an increase of 35% over the previous year.

  AIR-TO-GROUND SERVICES. The Company also provides air-to-ground telephone services in Elmira, New York, New York City, Atlanta and Houston. The Company has entered into an agreement to purchase additional air-to-ground facilities in a number of other cities, including Denver, Phoenix, Portland, Oregon and Seattle. Air-to-ground telephone service allows subscribers to place calls over the public switched telephone network while in a private airplane.

  INVESTMENT IN QUALCOMM. The Company owns 400,000 shares of common stock of Qualcomm, a publicly held developer of digital mobile communications technology. The Company also holds warrants to purchase approximately 780,000 additional shares of Qualcomm common stock at an exercise price of $5.50 per share.

  EMPLOYEES

  At  December 31, 1993, the Company had  approximately 4,695 employees, none of
  whom  is  represented  by a  labor  organization.    Management considers  its
  relations with employees to be good.

  REGULATION

  The Company is subject to extensive regulation by federal, state and foreign governments as a provider of cellular, paging and radiolocation services. The Spin-off has been the subject of an investigation by the CPUC, which resulted in a decision adopted on November 2, 1993. Until the Spin-off, the Company will be subject to the restrictions imposed by the MFJ.

  CPUC SPIN-OFF INVESTIGATION

  In February 1993, the CPUC instituted an investigation of the Spin-off for the purpose of assessing any effects it might have on the telephone customers of Pacific Bell. On November 2, 1993, the CPUC issued a decision in the investigation authorizing Telesis to proceed with the Spin-off. The decision prohibits the Company and subsidiaries of Telesis from agreeing not to compete after the Spin-off and from transferring utility assets, which may include pension funds, out of the California utilities. The decision further requires an independent auditor (selected by and under contract to the CPUC) to perform an audit and file a compliance report with the CPUC to ensure that Telesis and the Company have complied with the terms of the separation as described to the CPUC and that the transaction complies with the conditions imposed by the decision and the CPUC's affiliate transaction rules. The Company believes that the audit will not result in any material liability for the Company. All five Commissioners concurred in the result permitting Telesis to proceed with the Spin-off. Two Commissioners issued partial dissents contending that further proceedings should be held to determine the amount of customer compensation, of no more than $265 million, for pre-1974 cellular research, cellular licenses, and the Company's use of the PacTel name.

  On December 3, 1993, two parties filed applications for rehearing with the CPUC and the CPUC staff filed a petition to modify the decision, all of which were denied on March 9, 1994. Under California law, judicial review of the CPUC decision is available only by petition for writ of certiorari or review to the California Supreme Court, and any such petition must be filed by early April 1994. The decision whether to grant a petition for a writ of review of a CPUC decision is at the discretion of the California Supreme Court. There is no time limit within which the Court must act on any such petition.

  In the event the California Supreme Court were to grant review and thereafter reverse the CPUC's decision in a manner adverse to Telesis or the Company, the CPUC could hold further hearings and reach a new decision with respect to the basis for and amount of any potential compensation to Pacific Bell or its customers. Based on the Company's evaluation of the legal and factual matters relating to the investigation and matters of public and regulatory policy, the Company believes that any petition for a writ of review would be without merit and that the California Supreme Court will deny any such petition that might be filed.

  FEDERAL

  The construction, operation and transfer of cellular systems in the United States are regulated by the FCC pursuant to the Communications Act of 1934, as amended ("Communications Act"). The FCC has promulgated guidelines for construction and operation of cellular systems and licensing and technical standards for the provision of cellular telephone service. For licensing purposes, the United States is divided into separate markets, called Metropolitan Statistical Areas ("MSAs") and Rural Service Areas ("RSAs"). In each market, the frequencies allocated for cellular use are divided into two equal blocks designated as Block A or Block B. Block B licenses were initially reserved for entities affiliated with a wireline telephone company such as the Company, while Block A licenses were initially reserved for non-wireline entities. Under current FCC rules, a Block A or Block B license may be transferred after FCC approval, but no entity may own any interest in both systems in any one MSA or RSA. The FCC may prohibit or impose conditions on sales or transfers of licenses.

  Initial operating licenses are generally granted for terms of 10 years, renewable upon application to the FCC. Licenses may be revoked at any time and license renewal applications may be denied for cause. The Company has filed an application for renewal of its Los Angeles cellular license, the initial term of which expired in October 1993. The initial terms of the Company's licenses in San Diego, Detroit, Cleveland and Sacramento expire in October 1994 and the initial terms of all of its other significant domestic cellular licenses expire before the end of 1996. The FCC has issued a decision confirming that current licensees will be granted a relicensing presumption (renewal expectancy) if they have complied with their obligations under the Communications Act during the initial period. The FCC's order has been appealed, and oral argument before the United States Court of Appeals has been set for April 1994. Notwithstanding the status of the appeal, the Company believes that the licenses held by entities controlled by the Company will be renewed upon application for relicensing. Although no competing applications for the Los Angeles license were filed, the Company's operations in Los
  Angeles and its application for renewal are the subject of an informal objection and a petition to deny, both filed by the same party. The filings allege, among other things, that the Company constructed and operates cells in certain outlying areas of Los Angeles without authorization and filed incorrect or misleading coverage maps with the FCC in violation of its rules and the Communications Act. The Company does not believe that the informal objection and the petition to deny will adversely affect the renewal of its Los Angeles license.

  Under FCC rules, each cellular licensee was given the exclusive right to construct one of two cellular systems within the licensee's MSA or RSA during the initial five-year period of its authorization. At the end of such five-year period, other persons are permitted to apply to serve areas within the licensed market that are not served by the licensee. Current FCC rules provide that competing "unserved area" applications are to be resolved through a lottery. In 1988, several entities, including the party that filed the informal objection and petition to deny the Company's Los Angeles renewal application, applied to the FCC to obtain the rights to serve certain sparsely populated areas within the Los Angeles market that were unserved by the Company at the end of its initial five-year period. The Company has also applied for such rights. The Company does not expect any material adverse impact on its operations or financial performance in the event that others ultimately acquire rights to such unserved areas.

  The Company's radio common carrier activities in connection with its paging services also are subject to regulation by the FCC. The Company's paging activities are conducted on radio frequencies assigned by the FCC. The FCC allocates radio common carrier frequencies in specific geographic areas and grants licenses for use of an initial frequency only upon a satisfactory demonstration of an applicant's legal and technical qualifications. The FCC allocates frequencies to a number of competitors in each paging market, unlike the FCC's limitation to two cellular licenses in each cellular market. The Company's paging licenses are subject to periodic renewal by the FCC and, as with all such licenses, can be revoked at any time for cause. However, renewal applications are generally granted by the FCC upon a showing of compliance with FCC regulations and the provision of adequate service to the public.

  The Communications Act prohibits the holding of a common carrier license (such as the Company's cellular licenses) by a corporation of which any officer or director is an alien, or of which more than 20% of the capital stock is owned directly or beneficially by aliens. Where a corporation such as the Company controls another entity that holds an FCC license, such corporation may not have any aliens as officers, may not have more than 25% of its directors as aliens, and may not have more than 25% of its capital stock owned directly or beneficially by aliens, in each case if the FCC finds that the public interest would be served by such prohibitions. Failure to comply with these requirements may result in fines or a denial or revocation of the license.

  The FCC regulates the operation and construction of vehicle location systems. Certain of Teletrac's radio frequencies are subordinate to industrial, scientific and government uses. In a rulemaking before the FCC, Teletrac is seeking improved radio frequency interference protection from vehicle identification systems and other location systems utilizing the radio spectrum. However, others have opposed all or parts of Teletrac's request. One service provider is seeking to have the FCC shift Teletrac's frequencies, which would have a material adverse impact on Teletrac's operations. The Company is unable to predict the outcome of this rulemaking. Each of Teletrac's licenses has been issued by the FCC for a term of five years. During that period, the system must be constructed and 1,500 vehicle location units must be placed in service under each license. There are no assurances, even if these requirements are met, that the FCC will renew Teletrac's licenses.

  The Omnibus Budget Reconciliation Act of 1993 includes a provision preempting state regulation of rates or entry for any "commercial mobile service." The FCC has determined that the Company's cellular, paging and air-to-ground services are commercial mobile services, and that the Company's vehicle location services are private services. The FCC has also exercised its authority to forbear from rate and entry regulation, including tariffs, for cellular, paging and air-to-ground services. In states that regulate cellular services, such as California, authority to continue such regulation extends until August 10, 1994, prior to which time a state may petition the FCC for continued authority. The state must show either that "market conditions with respect to [commercial mobile] services fail to protect subscribers adequately from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory" or that such conditions exist and commercial mobile service is a "replacement for land line telephone exchange service for a substantial portion of the telephone land line exchange service within such state." The FCC must take final action on a state petition within one year of receipt, and the state retains regulatory authority over cellular services during its petition's pendency.

  STATE AND LOCAL

  In many states, the Company must obtain approvals and certification from state regulators prior to the commencement of commercial service by a cellular system (or in certain states, prior to construction). In addition, certain state authorities, including the CPUC, regulate the acquisition of control of cellular systems and the prices of services or require the filing of prices, price changes and other terms and conditions of service. The siting and construction of cellular transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use and other local regulation, which may include zoning and building permit approvals or other state or local certification.

  In November 1988, the CPUC began an examination of the regulation of cellular radiotelephone utilities operating in California. In June 1990, the CPUC issued an interim order which granted cellular carriers greater pricing flexibility and a faster approval process for rate changes. The interim order deferred several issues to further proceedings in 1991, including a request by resellers to perform switching functions, and certain modifications to the system of accounts used by cellular companies. In October 1992, the CPUC issued its decision on these deferred issues. Among other things, the order adopted by the CPUC would have imposed on cellular utilities an accounting methodology to separate wholesale and retail costs, would have permitted resellers to operate a switch interconnected to the cellular carrier's facilities, and would have required the unbundling of certain wholesale rates to the resellers. These unbundled rates would have been calculated by applying a rate of return of 14.75% to the cost basis of utility assets utilized by such reseller switch. In addition, the order would have required the Company to divest its retail reseller operations in the San Francisco Bay Area. In October 1992, the Company filed an Application for Rehearing, which stayed the effect of the decision. In May 1993, the CPUC granted limited rehearing of the decision on the issues of the unbundling of carriers' wholesale rates and the imposition of a 14.75% benchmark rate of return. The CPUC noted that the hearing record was sufficient regarding the technical feasibility of a reseller switch and would seek comments only on the economic aspects of the concept. The CPUC also rescinded its order to modify the method for allocating costs between wholesale and retail operations. The CPUC did not alter its prohibition on resales of cellular service by a carrier's affiliate in the same market. As a result, the Company transferred its reseller operations in the San Francisco Bay Area directly to its San Francisco/San Jose cellular system at the time of the formation of CMT Partners. In December 1993, the CPUC consolidated the foregoing issues designated for rehearing into a new order instituting investigation (the "OII") into mobile telephone service and wireless communications. The OII will review the wireless market in light of the entrance of multiple new competitors in 1994 and 1995 such as PCS and SMR. The order proposes a dominant/nondominant regulatory framework whereby cellular carriers would be classified as dominant carriers and controllers of facilities characterized by the CPUC as "bottleneck" facilities, and may be subject to cost based rate regulation. The CPUC also intends to explore regulation that would require cellular carriers to offer the radio portion of cellular service on an unbundled basis from all other aspects of services they may offer. Nondominant carriers, including PCS and SMR, would be subject to minimal regulation involving registration, record inspection and consumer safeguards. The Company believes, and will urge in the proceeding, that regulation of cellular carriers in California should be reduced, not increased, in order to encourage competition and innovation.

  Cellular carriers, as well as other telecommunications service providers, have been named as respondents to the proceeding. The order solicits comments on the status of the mobile telecommunications market and the appropriate regulatory response. Opening and reply comments on the issues raised in the OII have been filed. The CPUC will hold a prehearing conference to determine if any issues will proceed to hearing. The Company is unable to estimate the effects of the OII, which could be material, because the impact on future operations will depend on the ultimate outcome of the OII or other subsequent proceedings.

  In November 1992, the CPUC staff issued an interim report outlining the partial findings of an investigation into compliance with General Order 159 ("G.O. 159"), which requires prior CPUC approval of cellular facility additions. In January 1993, the Company responded to the report indicating that it contains significant inaccuracies and goes beyond the scope of the CPUC's authority. In April 1993, the CPUC alleged that the Company failed to obtain five required permits and issued an order requesting that the Company show why a particular cellular facility should not be disapproved. Certain of the Company's markets may have taken steps that the CPUC might consider to be construction of cellular facilities prior to filing advice letters with the CPUC and/or might be considered by the CPUC to involve the failure to obtain necessary governmental permits for certain cellular facilities. The Company does not anticipate that sanctions, if any, that may be imposed by the CPUC for any failures to comply with G.O. 159 or to obtain other governmental permits will have a material adverse effect on the Company.

  In April 1993, Pacific Bell filed a petition with the CPUC seeking authority to place cellular and paging interconnection service under tariff. Currently, the price, terms and conditions of cellular and paging interconnection to landline telephone company facilities are governed by negotiated contracts. Concurrent with the petition, Pacific Bell filed an amended application in a collateral CPUC case setting forth the proposed tariff rates if the petition is granted. The Company's preliminary evaluation of the Pacific Bell tariff rates suggests that the elimination of negotiated contracts could increase the cost to the Company of cellular interconnection by as much as 15% in some markets. The Company opposes the elimination of contracts for interconnection service. The impact of the Pacific Bell request on future operations is uncertain and depends upon the outcome of proceedings before both the CPUC and FCC.

  Certain states also require radio common carriers providing paging services to be certified prior to commencing operations. Certain states in which the Company operates paging activities require the carrier to file notices of its prices or price changes for informational purposes or regulate the acquisition of control of paging systems.

  INTERNATIONAL REGULATION

  GERMANY. MMO holds a license to operate the D2 network to supply digital cellular mobile telephone services in the Federal Republic of Germany. The license was issued in accordance with, and is governed by, the applicable provisions of the German Law on Telecommunications Installations. Under such law the right to erect and operate telecommunications facilities is reserved to the government, represented by the Federal Ministry of Postal and Telecommunications Services. The law contains the authority for the Minister for Postal and Telecommunications Services to grant licenses for the exercise of the right to erect and operate telecommunications installations. The Minister also determines the terms and conditions of any license so granted and, to ensure compliance therewith, issues regulations for the supervision of telecommunications installations erected and/or operated by a licensee. To date, no such regulations have been issued.

  PORTUGAL. Cellular and paging services in Portugal are governed by laws establishing the public tender process for the granting of licenses to provide telecommunications services as well as the guidelines for installation, management and use of network equipment. The government agency with oversight over cellular and paging providers is the Institute das Comunicacoes de Portugal ("ICP"). The applicable Portuguese laws require that licensed operators commence providing service within eighteen months of the date of issuance of their licenses and restrict changes in share ownership for five years from such date without the permission of the ICP.

  JAPAN. Telecommunication companies ("TCs") engaged in cellular telecommunications businesses in Japan are regulated by (i) the Telecommunications Business Law ("TBL") with respect to the installation of telecommunication circuits, and (ii) the Electric Wave Law ("EWL") with respect to the establishment of electric wave stations. The Ministry of Posts and Telecommunications ("MPT") has the authority under these laws to grant licenses to TCs which will engage in these businesses. Under the TBL and EWL, material restrictions imposed upon foreign companies and foreign persons (collectively "Foreigners") include: (a) Foreigners may not be selected as the representative director or other representing position of TCs; (b) the number of Foreigners who may be elected as directors and senior officers (including statutory auditors) shall be limited to less than one-third of the total number of those directors and officers of a TC; and (c) the number of voting rights which may be held directly or indirectly by Foreigners shall be limited to less than one-third of the voting rights in a TC. A prior notice to, and clearance from, the Ministry of Finance and other relevant ministries are required under the Foreign Exchange Law ("FEL") before Foreigners may acquire shares in TCs. Such FEL requirement has been complied with by the Company with respect to the three cellular companies in Japan in which the Company has investments.

  SWEDEN. Under the Swedish Act on Telecommunications, a mobile telephone operator is required to have a license in order to provide services over a public telecommunication network, if the operator's business, measured by area of distribution, number of users and other factors, is substantial. The licensing authority is the National Telecommunications Board, which is also the supervisory authority. A license application is typically approved, and an applicant is disqualified only if there is a reason to believe that the licensing requirements cannot be met by the applicant. NordicTel has applied for a license and expects that its application will be approved. However, the terms and conditions of the license have not been finalized.

  A mobile telephone operator must also obtain permission under the Act on Radio Communications to hold and use radio transmitters. Such permission is granted by the National Telecommunications Board and an application for permission is typically approved. NordicTel's license application includes an application for permission in accordance with the Act on Radio Communications.

  MFJ

  Prior to the Spin-off, the Company will be subject to the restrictions imposed by the MFJ, as modified from time to time. In general, the MFJ provided for the divestiture by AT&T of the Bell Operating Companies ("BOCs") by means of a reorganization of the BOCs into seven regional holding companies ("RHCs"), including Telesis, and imposed restrictions on the business activities of the BOCs and their affiliates, successors and assigns. Among other things, the MFJ generally prohibits BOCs and their affiliates from providing voice and data services that cross LATAs. The MFJ also precludes BOCs and their affiliates from engaging in the design, development or manufacturing of telecommunications equipment or "customer premises equipment" such as cellular telephones or the provision of telecommunications equipment such as switches. The stated purpose of the MFJ was to prevent BOCs and their affiliated enterprises from using a BOC's asserted local exchange monopoly to discriminate against companies in other markets in which BOCs or their affiliates compete.

  Although the MFJ does not contain any provisions directly governing the termination of status as a BOC or BOC affiliate, the Company believes, based on the terms of the MFJ and its underlying policies, that it will not be bound by the MFJ after the planned Spin-off. This conclusion is consistent with the conclusion apparently reached in other transactions in which BOC affiliates or their assets have been sold. For example, BellSouth Corporation has sold or traded cellular properties to, among others, McCaw, United Telespectrum, Contel Cellular Inc., United States Cellular Corporation and ALLTEL Corporation, and NYNEX Corporation has sold its paging operations to Page America of New York, Inc. Neither the Federal District Court which administers the MFJ (the "Court") nor the United States Department of Justice ("DOJ") has, to the Company's knowledge, taken the position that the purchasers of these assets or affiliates are bound by the MFJ.

  By letter dated January 19, 1993, Telesis notified the DOJ of its planned Spin-off and advised the DOJ of its belief that the MFJ would not apply to the Company after the Spin-off. DOJ has not stated any intention to object to Telesis' position. There is no assurance, however, that DOJ or a third party might not object at some time in the future or that the Court would not interpret the MFJ contrary to Telesis' position.

  The Company will remain subject to the MFJ until the Spin-off by virtue of Telesis' ownership of Pacific Bell and Nevada Bell. The MFJ provides that the Court may waive certain of the restrictions on the BOCs and their affiliates. When a waiver is contested by the DOJ or AT&T, however, it will be granted only upon a showing that there is no substantial possibility that the BOC's market power could be used to impede competition in the markets it or its affiliate seeks to enter. If neither the DOJ nor any other party to the MFJ contests the waiver, then the Court should grant the requested waiver of these restrictions if it would serve the public interest. In the past, the Court has imposed conditions on waivers with respect to cellular and paging lines of business restricted by the MFJ.

  Telesis has been granted a number of waivers of the MFJ with regard to the cellular and paging services provided by the Company. For example, in November 1988, following the acquisition of certain cellular systems in the Detroit metropolitan area, Telesis was granted a waiver to allow it to operate the cellular system among the LATAs in Michigan and northwestern Ohio. In February 1993, Telesis was granted a waiver to allow New Par to provide interLATA cellular service in northern Ohio. While Telesis ultimately has been successful in obtaining each of the waivers it has requested on behalf of the Company, the waiver process is lengthy.

  ITEM 2.  PROPERTIES.

  For each market served by the Company's cellular operations, the Company maintains at least one sales or administrative office and many transmitter and antenna sites. Some of the facilities are leased, and some are owned. The Company also maintains both owned and leased sales and administrative facilities for its paging services. The Company believes that its facilities are suitable for its current business and that additional facilities will be available for its foreseeable needs.

  ITEM 3.  LEGAL PROCEEDINGS.

  The Company is involved in legal proceedings that have arisen in the ordinary course of business. While complete assurance cannot be given as to the outcome of any litigation, the Company believes that with respect to such pending litigation, any financial impact or effect on the business of the Company would not be material. In addition, the Company may be subject to legal challenges and litigation from time to time in connection with matters under the jurisdiction of the FCC and state regulatory authorities with respect to its wireless businesses and with respect to requests for waivers from provisions of the MFJ. On November 24, 1993, a class action complaint was filed in Orange County Superior Court naming, among others, the Company, as general partner of Los Angeles SMSA Limited Partnership, and Los Angeles Cellular Telephone Company ("LACTC"). The complaint alleges that the Company and LACTC conspired to fix the prices of retail and wholesale cellular radio services in the Los Angeles market, and alleges damages for the class "in a sum in excess of $100,000,000." The Company filed a demurrer to the complaint on January 31, 1994 and at March 3, 1994, no discovery or other action had taken place. The Company intends to defend itself vigorously and does not expect that this proceeding will have a material adverse effect on its financial condition.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1993.

                                      PART II

  ITEM 5.     MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED STOCKHOLDER
              MATTERS.

  The Common Stock has been listed on the New York and Pacific Stock Exchanges under the symbol PTW since the Company's initial public offering on
  December 2, 1993, and will be listed under the symbol "ATI" following the spin-off. The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported in published financial sources.

       YEAR                                       HIGH                 LOW
       ----                                     --------            --------
       1993:
            Fourth Quarter (December 3           $27 1/4             $24 3/4
            to December 31)
       1994:
            First Quarter (to March 4)           $25 3/4             $21

  As of March 4, 1994, there were 9,411 holders of record of the Company's Common Stock. Such number does not include persons whose shares are held of record by a broker or clearing agency, but does include such broker house or clearing agency as one recordholder.

  The Company currently intends to retain future earnings for the development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including the Company's results of operation, financial condition, capital requirements and investment opportunities.

  In February 1994, Telesis as sole shareholder of record, approved the reincorporation of the Company in Delaware subject to the condition subsequent that the Board of Directors of the Company, after such further study as it deems necessary or appropriate, also shall have approved the reincorporation. If any such reincorporation in approved, the articles and bylaws of the new Delaware company are expected to be substantially the same as those of the Company immediately prior to any such reincorporation, except for such modifications, amendments or deletions as the Board of Directors determines are necessary to comply with Delaware law or which it deems necessary or appropriate and relate to provisions required under California but not Delaware law. The Board of Directors of the Company is expected to resolve by year-end 1994 whether to pursue such a reincoporation. Any such reincorporation would be subject to any necessary governmental approvals.

  ITEM 6.  SELECTED FINANCIAL DATA.

  Set forth below are selected consolidated financial data with respect to the Company for each of the five fiscal years in the period ended December 31, 1993. The selected consolidated financial data at December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, have been derived from the consolidated financial statements included elsewhere herein and audited by Coopers & Lybrand as set forth in their report also included elsewhere herein. The selected consolidated financial data for the year ended December 31, 1990, has been derived from audited consolidated financial statements not included herein. The selected consolidated financial data as of December 31, 1990 and 1989, and for the year ended December 31,

  1989, have been derived from unaudited consolidated financial statements not included herein. The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere herein; note references below are to the notes to those consolidated financial statements.

                    SUMMARY CONSOLIDATED STATEMENTS OF INCOME

                                        For the Year Ended December 31,
                               ----------------------------------------------
                                   1993(1)   1992    1991(1)   1990      1989
                                -------- -------- -------- -------- --------
                                (Dollars in millions, except per share amounts)
  NET OPERATING REVENUES.......  $988.0   $838.5   $753.2   $677.4   $536.4
  TOTAL OPERATING EXPENSES.....   859.8    742.6    616.6    510.7    408.7
                                -------- -------- -------- -------- --------
  OPERATING INCOME.............   128.2     95.9    136.6    166.7    127.7
  Interest expense.............   (22.1)   (52.9)   (37.6)   (21.7)   (17.2)
  Minority interests in net
    income of consolidated part-
    nerships and corporations..   (46.4)   (45.5)   (45.2)   (38.1)   (34.1)
  Equity in net income (loss)
    of unconsolidated partner-
    ships and corporations:
    Domestic...................    70.4     41.1     15.5      5.3      2.1
    International..............   (37.5)   (38.5)   (21.4)   (11.2)    (2.8)
  Gain on sale of telecommuni-
    cations interests..........     3.8        -     26.0        -        -
  Other income (expense).......    11.5     14.3     19.0      0.7     (1.1)
                                -------- -------- -------- -------- --------
  INCOME BEFORE INCOME TAXES,
    EXTRAORDINARY ITEM AND
    CUMULATIVE EFFECTS OF
    ACCOUNTING CHANGES.........   107.9     14.4     92.9    101.7     74.6

  Income taxes.................    67.8     24.5     49.8     51.7     35.2
                                -------- -------- -------- -------- --------
  INCOME (LOSS) BEFORE EXTRA-
    ORDINARY ITEM AND CUMULATIVE
    EFFECTS OF ACCOUNTING
    CHANGES ...................    40.1    (10.1)    43.1     50.0     39.4
  Extraordinary item-loss from
    retirement of debt (net of
    income taxes of $5.1)
    (Note G) ..................      -      (7.6)       -        -        -
  Cumulative effect of accounting
    change for postretirement
    costs in 1993 (net of income
    taxes of $3.5) (Notes A and J)
    and income taxes in 1992
    (Notes A and H) ...........    (5.6)    27.9        -        -        -
                                -------- -------- -------- -------- --------
  NET INCOME ..................  $ 34.5   $ 10.2   $ 43.1   $ 50.0   $ 39.4
                                ======== ======== ======== ======== ========
  Income per share before
    Extraordinary item and
    cumulative effects of
    accounting changes ........  $ 0.09   $(0.02)  $ 0.10   $ 0.12   $ 0.09
                                ======== ======== ======== ======== ========
  Weighted average shares
    outstanding (in millions)..   429.6    424.0    424.0    424.0    424.0
                                ======== ======== ======== ======== ========

                        SUMMARY CONSOLIDATED BALANCE SHEETS

                                     For the Year Ended December 31,
                            ------------------------------------------------
                               1993(1)    1992     1991(1)    1990      1989
                              -------- --------- --------- --------- ---------
                                              (Dollars in millions)

  Total assets .............. $4,076.7 $2,371.1  $1,900.1  $1,433.2  $1,173.0
  Total long-term obligations ..
                              $   78.9 $  257.3  $  276.0  $  225.1  $  220.2
  Total shareholders' equity. $3,337.3 $  752.1  $  635.2  $  644.6  $  613.8
  Working capital (deficit).. $1,346.8 $ (698.4) $ (426.3) $ (147.4) $  (41.5)
  Capital expenditures,
    excluding acquisitions .. $  225.9 $  231.0  $  230.2  $  241.3  $  263.7

  (1) In 1991 and 1993, the Company contributed net cellular assets totaling $330.0 million to the New Par joint venture and net cellular assets totaling $206.0 million to the CMT Partners joint venture, respectively. See Note E "Joint Ventures and Acquisitions," under Cellular Communications, Inc. and McCaw Cellular Communications, Inc. The effect of these transactions was a reduction in the individual assets and liabilities and income statement accounts, and the reporting of income and expense associated with these assets in the line item entitled "Equity in net income (loss) of unconsolidated partnerships and corporations: Domestic."

                          SELECTED REPORTS OF OPERATIONS

  The following table sets forth unaudited, supplemental financial data for the Company's total, domestic cellular, and domestic paging operations. The table reflects the proportionate consolidation of each cellular entity in which the Company has or shares operational control and excludes certain minority investments, principally the Company's investments in cellular systems serving Dallas/Fort Worth, Las Vegas and Tucson, for which the Company does not receive timely financial and operating data and which in total represented approximately five percent of its proportionate domestic cellular operating income in 1993. Domestic Paging is 100% owned. This table does not include any data for the Company's international cellular and paging operations, except for the Selected Total Proportionate Data.

                          TOTAL PROPORTIONATE DATA (1,2)

                                               For the Year Ended December 31,
                                              --------------------------------
                                                 1993      1992         1991
                                              ---------- --------- ----------
                                                     (Dollars in millions)

  Total proportionate net operating revenues.  $1,226.1  $  873.2   $  687.0
  Total proportionate operating cash flow....  $  351.5  $  191.5   $  223.9


         Selected Proportionate Domestic Cellular Operating Results (1,2)

                                               For the Year Ended December 31,
                                              --------------------------------
                                                  1993     1992       1991
                                              ---------- --------- ----------
                                                    (Dollars in millions)

  Cellular service and other revenues .......   $ 892.0   $ 699.4    $ 564.6
  Equipment sales ...........................   $  40.2   $  24.8    $  19.3
  Cost of equipment sales ...................   $ (42.2)  $ (23.9)   $ (18.4)
  Net operating revenues ....................   $ 890.0   $ 700.3    $ 565.5
  Total operating expenses ..................   $ 675.1   $ 545.3    $ 412.3
  Operating income ..........................   $ 214.9   $ 155.0    $ 153.2
  Operating cash flow .......................   $ 379.6   $ 279.1    $ 246.9
  Capital expenditures, excluding
    acquisitions ............................   $ 198.4   $ 199.8    $ 159.6

                              CELLULAR OPERATING DATA

                                           For the Year Ended December 31,
                                         ----------------------------------
                                            1993        1992        1991
                                         ----------  ----------  ----------
  Domestic
    POPs(3)............................  34,889,000  34,121,000  32,560,000
    POPs in controlled markets(4)......  33,595,000  32,264,000  30,806,000
    Proportionate subscribers(5).......   1,046,000     744,000     558,000
    Penetration(6).....................        3.1%        2.3%        1.8%
    Controlled markets(7)..............          51          42          41
    Total markets(8)...................          61          55          54
  International
    POPs(9)............................  40,401,000  35,347,000  24,991,000
    Proportionate subscribers(10)......     159,600      35,200           0
    Countries(11)......................           4           3           2


                    SELECTED DOMESTIC PAGING OPERATING RESULTS

                                            For the Year Ended December 31,
                                          ----------------------------------
                                              1993        1992        1991
                                          ----------   ---------   ---------
                                                (Dollars in millions)

  Paging service and other revenues......    $145.7      $113.5      $ 92.6
  Equipment sales........................    $ 35.2      $ 22.2      $  9.7
  Cost of equipment sales................    $(31.9)     $(19.2)     $ (7.4)
  Net operating revenues.................    $149.0      $116.5      $ 94.9
  Total operating expenses...............    $129.3      $100.3      $ 79.6
  Operating income.......................    $ 19.7      $ 16.2      $ 15.3
  Operating cash flow (2)................    $ 50.3      $ 42.5      $ 38.7
  Capital expenditures, excluding
    acquisitions.........................    $ 53.4      $ 42.9      $ 34.8


                               PAGING OPERATING DATA

                                            For the Year Ended December 31,
                                          ----------------------------------
                                            1993         1992        1991
                                          ----------   ---------   ---------
  Domestic
    Units in service (12)...............  1,167,000     821,000     601,000
    Markets (13)........................        100          81          60
  International
    Proportionate units in service (14).    101,200      78,200      68,200
    Countries (15)......................          3           2           1

  ------------------------
  (1) Significant assets of the Company are not consolidated, and because of the substantial effect of the formation of certain joint ventures on the year-to-year comparability of the Company's consolidated financial results, the Company believes that proportionate operating data and results facilitate the understanding and assessment of its consolidated financial statements. Unlike consolidated accounting, proportionate accounting is not in accordance with generally accepted accounting principles for the cellular industry. Proportionate accounting reflects the relative weight of the Company's ownership interests in its domestic cellular systems.

  (2) Total proportionate operating revenues net of cellular and paging costs of equipment sales and total proportionate operating cash flow. Total proportionate operating cash flow equals proportionate operating income plus depreciation and amortization. Proportionate amounts are computed by multiplying the entities' total amount by the Company's interests in the entities. The total proportionate amount includes proportionate domestic cellular, 100% domestic paging, 100% Teletrac, 100% headquarter's costs and the Company's proportionate interests in MMO, Telecel and NordicTel. Proportionate domestic cellular operating results represent the Company's interests in the entities multiplied by the entities' operating data.

  (3) "POPs" for domestic cellular markets means the population of a Federal Communications Commission ("FCC") licensed cellular market based on Donnelly Marketing Information Service population estimates for counties comprising such market, multiplied by the Company's ownership interest in the cellular licensee operating in such market as of the date specified.

  (4)  POPs  in  controlled markets  include  only POPs  of  Controlled Cellular
  Systems  (i.e.,  those   cellular  systems  that  are   included  in  Selected
  Proportionate Domestic Cellular Operating Results).

  (5) Aggregate number of subscribers to Controlled Cellular System multiplied by the Company's ownership interest in the operator of such systems. Excludes subscribers to cellular systems in which the Company has an ownership interest but does not have or share operational control.

  (6) Proportionate subscribers to the Company's Controlled Cellular System divided by the Company's POPs in such Controlled Cellular Systems.

  (7) Number of Metropolitan Statistical Areas ("MSAs") and Rural Service Areas ("RSAs") in which the Company has a Controlled Cellular System.

  (8) Number of MSAs and RSAs in which the Company owns an interest in a cellular system.

  (9) International POPs is based upon mid-1992 estimated population of the licensed cellular market, multiplied by the Company's ownership interest in the cellular licensee operating in such market as of the date specified and includes POPs for networks under construction. Includes POPs represented by a 2.25% interest in the Company's cellular system in Germany which, under the terms of the cellular license, the Company is under a current obligation to sell to small and medium-sized German businesses.


  (10) Total subscribers to all cellular systems outside the United States in which the Company owns an interest multiplied by the Company's ownership interest. Includes proportionate subscribers represented by a 2.25% interest in the Company's cellular system in Germany which, under the terms of the cellular license, the Company is under a current obligation to sell to small and medium-sized German businesses.

  (11) Number of countries outside the United States in which the Company owns an interest in a cellular system that is in operation or under construction.

  (12) The 1993 amount includes 22,000 units that were purchased through a fourth quarter acquisition.

  (13) Number of markets in which the Company provides paging services.

  (14) Total units in service of all paging systems outside the United States in which the Company owns an interest multiplied by the Company's ownership interest.

  (15) Number of countries outside the United States in which the Company owns an interest in a provider of paging services.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  GENERAL

  The following discussion is intended to facilitate the understanding and assessment of significant changes and trends related to the results of operations and financial condition of AirTouch Communications ("the Company"). This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes.

  CONSOLIDATION VS. EQUITY METHOD OF ACCOUNTING. For financial statement reporting purposes, the Company consolidates each wireless subsidiary and partnership in which it has a controlling interest. Therefore, in addition to the Company's wholly owned cellular systems in San Diego and Atlanta, the Company consolidates the entities that hold the licenses for cellular systems operating in Los Angeles and Sacramento. The Company also consolidated the partnership which operates a cellular system in the San Francisco and San Jose markets prior to the closing of the partnership with McCaw ("CMT Partners") in September 1993. In addition, the Company consolidates its domestic paging operations, all of which are wholly owned, PacTel Teletrac ("Teletrac"), a 51%-owned partnership offering vehicle location service in six markets in the United States, NordicTel Holdings AB ("NordicTel"), a 51%-owned cellular network in Sweden, its paging subsidiaries in Thailand, and the Korean subsidiary providing credit card verification system sale and support.
  Revenues, expenses, assets and liabilities of consolidated entities are reflected in the corresponding line items in the Company's consolidated financial statements.

  The Company's consolidated financial statements during the period from January 1, 1991 through March 31, 1992 also reflect the consolidation of International Teletrac Systems ("ITS"), a corporation owned by the minority partner in Teletrac. While the Company did not own an equity interest in ITS or its assets prior to March 31, 1992, the Company believes that consolidation of ITS is appropriate under applicable accounting guidelines as a result of the Company's guarantee of ITS' substantial indebtedness during such period. The Company had agreed to guarantee ITS' debt as part of the arrangement under which Teletrac acquired an option to purchase the assets of ITS. At March 31, 1992, the Company had guaranteed bank loans totaling $49.5 million, the proceeds of which had been used to fund ITS' capital expenditures and start-up operating losses. This note has since been retired. Teletrac exercised its option to acquire the assets of ITS effective March 31, 1992. The exercise of such option had been prohibited prior to the generic waiver of the MFJ's information services restrictions in July 1991.

  The equity method of accounting is generally used to account for the operating results of entities over which the Company has significant influence but in which it does not have a controlling interest. These entities primarily include the partnership with CCI ("New Par"), CMT Partners (commencing in September 1993), and certain international interests, including Mannesmann Mobilfunk GmbH ("MMO") and Telecel Comunicacoes Pessoais, S.A. ("Telecel"). With respect to the entities accounted for under the equity method, the Company recognizes its proportionate share of the net income (loss) of each such entity in the line item entitled "Equity in net income (loss) of unconsolidated partnerships and corporations." The revenues and expenses of such entities are not otherwise reflected in the Company's consolidated financial statements.

  Prior to the formation of New Par in August 1991, the operations of the Company's cellular systems in Michigan and northwestern Ohio were consolidated. The use of the equity method to account for New Par since its formation has reduced the growth of the Company's reported revenues and expenses. The formation of CMT Partners in September 1993 had a similar effect in the third and fourth quarters of 1993.

  PROPORTIONATE ACCOUNTING. Because significant assets of the Company are not consolidated and because of the substantial effect of formation of New Par and CMT Partners on the year-to-year comparability of the Company's consolidated financial results, the Company believes that proportionate operating data facilitates the understanding and assessment of its consolidated financial statements. Unlike consolidation accounting, proportionate accounting is not in accordance with generally accepted accounting principles ("GAAP") for the cellular industry. Proportionate accounting reflects the relative weight of the Company's ownership interests in its domestic cellular systems.

  For example, under GAAP, 100% of the operating revenues and expenses of the Los Angeles cellular system would be included in the respective line items in the Company's consolidated financial statements with 16% of the net income from the system included in the line item entitled "Minority interests in consolidated partnerships and corporations." By contrast, under proportionate accounting, only 84% of such system's revenues and expenses would be included. In addition, under proportionate accounting, the Company includes its share of revenues and expenses of equity investments in which it shares control. For example, 50% of the revenues and expenses of New Par, as well as an additional interest reflecting the Company's ownership of equity in CCI, would be included.

  A discussion of the Company's domestic cellular results of operations on a proportionate basis is set forth below under "Proportionate Results of Operations."

  RESULTS OF OPERATIONS

  NET OPERATING REVENUES. The following table sets forth the components of the Company's net operating revenues for each of the last three years.


                                                   Year Ended December 31,
                                               -------------------------------
                                                 1993        1992      1991
                                              ---------   --------- ---------
                                                    (Dollars in millions)

  NET OPERATING REVENUES
  Wireless services and other revenues:
    Cellular service ......................   $787.0      $681.7    $625.4
    Paging service ........................    148.7       117.9      98.0
    Vehicle location service ..............      4.0         2.4       0.7
    Other revenues ........................     47.6        32.8      25.4
                                              ---------   --------- ---------
                                               987.3       834.8     749.5
                                              ---------   --------- ---------
  Net cellular and paging equipment sales:
    Revenues ..............................     70.4        45.4      31.6
    Costs of equipment sold ...............     (69.7)      (41.7)    (27.9)
                                               ---------   --------- ---------
                                                 0.7         3.7       3.7
                                               ---------   --------- ---------
  Net operating revenues ..................   $988.0      $838.5    $753.2
                                               =========   ========= =========

  CELLULAR SERVICE. Cellular service revenues primarily consist of air time, access fees, and in-bound roaming charges. Cellular service revenues increased by 15.4% from 1992 to 1993 and by 9.0% from 1991 to 1992. The increase in cellular service revenues in both 1993 and 1992 was primarily due to continued domestic subscriber growth. On a percentage basis, subscriber growth in Southern California lagged behind the Company's other markets in 1992 as a result of the severity of the economic recession in Southern California. However, the Company's Los Angeles cellular system experienced a dramatic increase in the number of subscribers from the fourth quarter of 1992 through 1993 in response to advertising and promotional campaigns which commenced in September 1992. The increase in cellular service revenues did not keep pace with subscriber growth because of declining average revenue per subscriber, caused by lower usage by new subscribers and rate reductions made in 1993 to meet competitive pressures. The Company expects that average revenue per subscriber will continue to decline as it adds new subscribers and responds to further competitive pressures. Reported revenues also were affected by the formation of both New Par in August 1991 and CMT Partners in September 1993. Since the formation of each partnership, the Company's share of the net income has been recorded in "Equity in net income (loss) of unconsolidated partnerships and corporations." The change from consolidation to the equity method of accounting for these partnerships decreased 1993, 1992, and 1991 cellular service revenues by $232.9 million, $138.8 million, and $51.3 million, respectively, from what would have been reported had the Company been able to include in its revenues a 50% share of New Par's and CMT Partners' revenues. This change similarly increased "Equity in net income
  (loss) of unconsolidated partnerships and corporations" by $64.3 million, $34.5 million, and $9.1 million, respectively.

  PAGING SERVICE. Paging service revenues primarily consist of paging service charges and rentals of paging units in the United States and, to a small extent, Thailand. Paging service revenues increased 26.1% in 1993 and 20.3% in 1992, as compared to the previous year. Such increases in paging service revenues primarily resulted from 42.1% and 36.6% increases in the number of domestic paging units in service in 1993 and 1992, respectively, as compared to the previous year. The increases in domestic paging units in service reflect increased penetration in existing markets primarily through successful retail and reseller pager sales programs, the establishment of new paging operations, and the purchase of Front Page, adding approximately 22,000 units. With the acquisition of Front Page, the Company entered the Salt Lake City paging market and further expanded its existing substantial customer base in Northern California, San Diego, Los Angeles, Phoenix, and Tucson. The effect of the growth in paging units in service on revenues was offset in part by the decrease in the average revenue per paging unit in service, due to the increase in customer owned and maintained units (i.e., a corresponding loss in lease and maintenance revenues) as pager prices declined, and reduced contract prices to match competition. The decline in average revenue per paging unit is expected to continue.

  VEHICLE LOCATION SERVICE. Vehicle location service revenues from Teletrac primarily consist of charges on corporate fleet tracking and stolen vehicle tracking services. Teletrac's vehicle location business is in the start-up phase and its services have not yet achieved a significant degree of commercial acceptance. Teletrac initiated operations in Los Angeles, Chicago, Detroit, and Dallas/Fort Worth in 1991 and in Miami and Houston in 1992. Teletrac's vehicle location service revenues were $4.0 million in 1993, $2.4 million in 1992, and $0.7 million in 1991.

  OTHER REVENUES. Other revenues consist of cellular equipment rental and installation charges, pager replacement program revenues, paging voice retrieval revenues, paging activation charges, vehicle location unit sales and revenues related to credit card verification terminal sales and maintenance. Other revenues increased 45.1% and 29.1% in 1993 and 1992, respectively. The increases in both years are due to higher vehicle location unit sales, paging activation and voice retrieval charges, and credit card verification sales and maintenance charges.

  NET PAGING AND CELLULAR EQUIPMENT SALES. Equipment sales consist of revenues from sales of cellular telephones and sales of paging units. Equipment sales are not a primary part of the Company's cellular and paging businesses and therefore the costs associated with these sales have been removed from the cost of revenues and netted with equipment sales in the revenue section of the income statement. All prior periods have been revised to conform to this presentation format. The increase in equipment sales in 1993 and 1992 is attributable to increases in sales of paging units and, to a lesser extent, sales of cellular telephones. The Company sells cellular telephones at or below cost and paging units approximately at cost.

  OPERATING EXPENSES.   The  following table sets  forth the  components of  the
  Company's operating expenses for each of the last three years.


                                            Year Ended December 31,
                                        ---------------------------------
                                              1993      1992       1991
                                           ---------- ---------  ---------
                                             (Dollars in millions)
  OPERATING EXPENSES
  Cost of revenues......................     $144.0     $132.7    $110.5
  Selling and customer operations
    expenses............................      291.3      262.9     201.5
  General, administrative, and other
    expenses............................      250.3      203.6     174.6
  Depreciation and amortization.........      174.2      143.4     130.0
                                           ---------- ---------  ---------
  Total operating expenses..............     $859.8     $742.6    $616.6
                                           ========== =========  =========

  COST OF REVENUES. Cost of revenues primarily consists of charges for interconnections of the Company's cellular and paging operations with wireline telephone companies and other network-related expenses. As a percentage of net operating revenues, cost of revenues remained relatively constant at 14.6%, 15.8%, and 14.7% in 1993, 1992, and 1991, respectively. The 1993 improvement was due to reassessment of property taxes and lower interconnect charges. Cost of revenues increased 8.5% in 1993 and 20.1% in 1992 as compared to the previous year as a result of the interconnection and other charges generated by the Company's increased wireless services customer base. Reported cost of revenues were also affected by the formation of both New Par in August 1991 and CMT Partners in September 1993. This change decreased cost of revenues by $30.1 million and $19.3 million in 1993 and 1992, respectively.


  SELLING AND CUSTOMER OPERATIONS EXPENSES. Selling and customer operations expenses primarily consist of compensation to sales channels, salaries, wages, and related benefits for sales and customer service personnel, and billing, advertising, and promotional expenses. As a percentage of net operating revenues, these expenses were 29.4%, 31.4%, and 26.8% in 1993, 1992, and 1991, respectively. The decrease in 1993 was primarily attributable to increased revenues from the larger subscriber base and cost containment initiatives particularly in the Company's domestic billing operations. This was partially offset by an increase in agent commissions resulting from the increase in new cellular subscribers and the increase in marketing and promotional expenses which commenced in 1992. The 1992 increase similarly reflects commissions paid for new cellular subscribers, expenses associated with new marketing efforts, and other business development initiatives. In particular, in both years, there were significant increases in commission expenses in the fourth quarter as a result of a large increase in the number of cellular subscribers during the quarter, with the related increases in revenue from the new subscribers not being realized until after year-end. In addition, as penetration of the consumer market increases, the most recently added cellular subscribers typically generate less average revenue per subscriber than existing subscribers. The 1992 increase in marketing and promotional expenses was substantial, particularly in the Company's Los Angeles and Atlanta markets. The Company expects to continue to have various promotional programs and marketing efforts in the future. In addition, billing expenses increased substantially during 1992 due to hardware and software upgrades in the billing system employed by the Company in its Los Angeles, Atlanta, and Sacramento cellular markets and its retail reseller operation in the San Francisco Bay Area. These upgrades were made in part to support the Company's rapid cellular subscriber growth. The Company expects continued investment in the billing system will be required to support subscriber growth, as well as, new cellular products and services. These investments are not expected to result in higher per subscriber costs, which should be at or below 1993 levels. The Company continues to explore more efficient billing delivery options.

  GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES. General, administrative, and other expenses primarily consist of salaries and wages and related benefits for general and administrative personnel, international license application costs, and other overhead expenses. As a percentage of net operating revenues, these expenses were 25.3%, 24.3%, and 23.2% in 1993, 1992, and 1991, respectively. The increase in 1993 was primarily due to organizational and other costs associated with the spin-off, including a $5.0 million after-tax spin-off related reserve and increased start-up expenses relating to the development of wireless data services. In addition, the Company experienced an increase in bad debt expense as a percentage of revenues in 1993 in most of its markets; the Los Angeles market was particularly affected as a result of the lingering recession in Southern California. In response, the Company has initiated different means to limit exposure (e.g., prepayment for service and credit limits for high risk customers) while promoting subscriber growth. Increased expenses were partially offset by cost containment initiatives. The increase in 1992 from the previous year was primarily due to greater costs associated with the Company's pursuit of international license awards and expenses associated with investments in new products and services, such as wireless data. Increased start-up expenses for Teletrac's vehicle location operations also contributed to the increase.

  The Company expects that its selling and customer operations expenses and general, administrative, and other expenses as a percentage of net operating revenues will increase as a result of the reduction from 61.1% to 47.0% in the Company's interest in the San Francisco/San Jose cellular system following the formation of CMT Partners on September 1, 1993.

  The Company also expects that it will experience additional expenses as it begins to perform, as a separate publicly traded company in connection with the planned spin-off, certain corporate functions previously provided to the Company by Pacific Telesis Group ("Telesis"). The Company estimates $15.0 million in incremental operating expenses in 1994 for these activities. This, combined with the costs of supporting the Company's anticipated growth, including entry into new business opportunities, is expected to cause general, administrative, and other expenses to continue increasing as a percentage of net operating revenues.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization primarily consist of depreciation expense on the Company's domestic cellular and paging networks, as well as amortization of intangibles such as FCC license costs and goodwill. The increase in depreciation and amortization expense for 1993 and 1992 mainly reflects increased capital investment in the Company's domestic cellular network. The planned deployment of digital technology in the Company's domestic cellular markets is expected to have minimal impact on depreciation expense since most of the analog equipment will be redeployed in other areas or used in parallel systems needed for compatibility with existing customer equipment. The Company has negotiated to purchase network assets currently in service in the Dallas/Fort Worth market. As a result, depreciation expense will be lower than if the assets had been purchased new.

  NON-OPERATING INCOME (EXPENSE). The following table sets forth the components of the Company's non-operating income (expense) for each of the last three years:
                                                Year Ended December 31,
                                           --------------------------------
                                             1993     1992      1991
                                            --------- --------- ---------
                                               (Dollars in millions)

  Interest expense.......................       $(22.1)   $(52.9)    $(37.6)
  Minority interests in net income of
    consolidated partnerships
    and corporations.....................       $(46.4)   $(45.5)    $(45.2)
  Equity in net income (loss) of
    unconsolidated partnerships
    and corporations:
      Domestic...........................       $ 70.4    $ 41.1     $ 15.5
      International......................        (37.5)    (38.5)     (21.4)
                                            --------- --------- ---------
                                                $ 32.9    $  2.6     $ (5.9)
                                            ========= ========= =========
  Interest income........................       $ 12.0    $ 13.3     $ 13.8
                                            ========= ========= =========
  Gain on sale of telecommunications
    interests............................       $  3.8        -      $ 26.0
                                            ========= ========= =========
  Miscellaneous income (expense).........       $ (0.5)   $  1.0     $  5.2
                                            ========= ========= =========

  INTEREST  EXPENSE.  The $30.8  million decrease  in  interest expense  in 1993 compared to the 1992 period primarily resulted from lower borrowings from PacTel Capital Resources ("PTCR") due to $1,179.8 million in equity contributions from Telesis. Interest expense increased in 1992 over the prior year primarily due to increased borrowings from PTCR used to fund construction costs and start-up losses for international joint ventures, the Company's purchases of equity in CCI, and start-up losses for Teletrac. The Company's indebtedness to PTCR totaled $0.3 million and $958.4 million at December 31, 1993 and 1992, respectively. At December 31, 1993, the debt outstanding on the note assumed by the Company as part of the NordicTel acquisition was $50.1 million. See Note G to the Consolidated Financial Statements of AirTouch Communications and Subsidiaries.

  Interest expense incurred during each of the periods presented will not be indicative of future expense. During 1993, Telesis settled the Company's tax benefits receivable arising from the tax losses utilized in the Telesis consolidated tax returns which the Company used to eliminate some of its indebtedness to PTCR. The Company used the equity contributions received from Telesis during 1993 to substantially eliminate its remaining indebtedness to PTCR. The Company believes that the net proceeds from the Initial Public Offering ("IPO"), together with cash flow from operations, will be sufficient to satisfy the Company's estimated funding requirements through mid-1995. See "Liquidity and Capital Resources."

  MINORITY INTERESTS IN NET INCOME OF CONSOLIDATED PARTNERSHIPS AND CORPORATIONS. The minority partners' portions of net income in consolidated partnerships and corporations are reported as "Minority interests in net income of consolidated partnerships and corporations." The increases in 1993 and 1992 are primarily attributable to better operating results for these partnerships and corporations. These increases were partially offset by the effect of the change from consolidation to equity method of accounting as a result of the formation of New Par and CMT Partners.


  EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED PARTNERSHIPS AND CORPORATIONS.

  DOMESTIC. Domestic equity earnings increased in 1993 and 1992 over the prior year period primarily as a result of the inclusion of New Par commencing August 1, 1991 and CMT Partners commencing September 1, 1993. For at least the near term, equity earnings attributable to CMT Partners are likely to be less than the Company's prior share of the net income of the cellular systems which the Company contributed to the partnership.

  INTERNATIONAL. The decrease in international equity losses in 1993 was primarily due to lower losses incurred by MMO, partially offset by higher losses for cellular operations in Portugal and systems under construction in Japan, and paging systems in Portugal and Spain. In 1992, international equity losses increased due to the commencement of recognition of equity losses from Telecel and the Company's cellular systems under construction in Japan, and due to higher operating losses from the start-up of MMO. The international equity losses in 1992 were partially offset by $32.0 million in tax benefits recognized as a result of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 had a similar earnings impact in 1993, resulting in a $20.7 million reduction in equity losses, due to a reduction in the German corporate tax rate. The deferred tax benefits recognized by MMO were lower in 1993. See "Income Taxes."

  Fluctuations in currency exchange rates will affect the equity earnings and losses from the Company's international ventures. For example, a significant weakening against the dollar of the currency of a country in which the Company's venture is generating net income would adversely affect the Company's results, although conversely it could reduce the Company's start-up losses.

  INTEREST INCOME. The Company's interest income in each of the periods presented was primarily the result of the interest earned on amounts loaned to an affiliate and interest earned by the San Francisco/San Jose cellular system. In 1993, interest income also reflected earnings on IPO proceeds, and in 1991, interest on an Internal Revenue Service tax settlement relating to 1987. The affiliated loan was settled during the third quarter of 1993 and the interest earned by the San Francisco/San Jose cellular system is no longer reflected in this account subsequent to the September 1, 1993 formation of CMT Partners, which is accounted for under the equity method. The Company expects to continue to earn interest income on the investment of the net proceeds from the IPO prior to their application, and therefore, interest income is expected in the near term to be higher than in 1993.

  GAIN ON SALE OF TELECOMMUNICATIONS INTERESTS. The 1991 gain of $26.0 million resulted from the sale of the Company's cellular holdings in St. Louis and the sale of the Company's interest in a personal communication services ("PCS") licensee in the United Kingdom. The $3.8 million gain in 1993 resulted from the sale of small interests in three wireline cellular systems in the San Francisco Bay Area. FCC rules required the Company to sell its interests in two of the three systems because the Company acquired interests in competing non-wireline carriers as a result of the formation of CMT Partners.

  MISCELLANEOUS INCOME (EXPENSE). Miscellaneous income (expense) primarily consists of currency exchange gains or losses on financial instruments which have not been deferred and one-time items such as gains or losses on sales of property, plant, or equipment. Such income in 1991 included $12.0 million received in settlement of litigation. The $0.5 million loss in 1993 primarily represented currency exchange losses of $3.4 million, which were partially offset by a $3.0 million net settlement gain due to an early retirement election by the employees of a joint venture who participated in the Company's qualified defined benefit plan. (See Note I to the Consolidated Financial Statements of AirTouch Communications and Subsidiaries.) The Company attempts to mitigate the effects of foreign currency fluctuation through the use of hedges and local banking accounts. At December 31, 1993, the Company had hedged a majority of its international investments against the risk of currency fluctuations. Certain of these hedge instruments do not qualify, in whole or in part, as hedges for financial accounting purposes. Accordingly, the Company is required to recognize the currency exchange gain or loss on these hedge instruments in the current period results of operations. The Company is unable to determine the impact of future currency exchange gains and losses.

  INCOME TAXES. The Company's income tax expenses and effective tax rates for 1993, 1992, and 1991 were $67.8 million (62.8%), $24.5 million (170.1%), and
  $49.8 million (53.6%), respectively. The effective tax rates for all such periods were primarily affected by the international equity losses of unconsolidated partnerships and corporations and ITS' losses prior to March 31, 1992, for which no U.S. tax provisions were made. See Note H to the Consolidated Financial Statements of AirTouch Communications and Subsidiaries for a detailed reconciliation of the effective tax rates to statutory rates.

  Effective January 1, 1992, the Company adopted SFAS 109. The use of the new rules resulted in a $59.8 million tax benefit to 1992 reported earnings. On the 1992 Statement of Income, $32.0 million of this increase is reflected in equity earnings and $27.9 million as the cumulative effect of an accounting change, offset by $0.1 million as income tax expense. The adoption of SFAS 109 had a similar impact in 1993, resulting in a $20.7 million reduction in equity losses. Financial statements of prior years before the effective date were not restated as permitted by SFAS 109. No deferred tax assets were recorded on the Company's books. Instead, the deferred tax assets were recorded on the joint ventures' books based on the applicable foreign tax rates as an adjustment to convert to U.S. GAAP. The Company recorded its share of the operating losses which reflected these tax benefits.

  At December 31, 1993, the Company had deferred tax assets and liabilities of $33.4 million and $205.9 million, respectively. A valuation allowance of $4.8 million has been provided for deferred tax assets. The Company believes that it is more likely than not that the future benefits from the remaining deferred tax assets will be realized in full.

  Of the $20.7 million tax benefit related to international equity earnings in 1993, approximately 58% ($12.0 million) is attributable to the tax benefits recorded by MMO for its net operating losses ("NOLs"). SFAS 109 requires that the tax benefit of such operating losses be recorded as an asset to the extent that management assesses the utilization of such losses to be "more likely than not." Accordingly, these assets represent the future realization of tax benefits to be gained by deducting current MMO operating losses from future taxable income. Although MMO has not yet reached break-even, the Company and MMO believe it is more likely than not that MMO will generate sufficient taxable income in the future to utilize its accumulated NOLs. Through

  December 31, 1993, MMO had accumulated NOLs of approximately $384.6 million (adjusted for U.S. GAAP and translated at December 31, 1993 spot rate), of which the Company's share is approximately $109.5 million. The Company's belief that MMO will produce taxable income sufficient to utilize its NOLs is based on the following facts and assumptions.

  MMO's current operating losses result from it being in the initial phase of its operations. In this initial phase, MMO is incurring substantial selling and marketing costs while building its subscriber base. At December 31, 1993 MMO had approximately 493,000 subscribers. It added, on average, more than 30,000 subscribers each month in 1993. At this rate MMO would reach break-even by mid-1994, at which time it would have over 600,000 subscribers. This represents a market penetration rate for MMO of approximately 0.7% on an estimated total German cellular market penetration of 2.3% to 2.5%. Market penetration is the percentage of Germany's population of approximately 80.2 million that subscribes to cellular service. Based on such number of subscribers and assuming an average revenue per subscriber of $112 per month, MMO's total revenues by mid-1994 would be in excess of $300 million. At this growth rate, MMO's accumulated NOLs would be fully utilized by the end of 1996, at which time its subscriber base would be over 1,300,000. Based on such number of subscribers and assuming an average revenue per subscriber of $90 per month, MMO's total revenues in 1996 would be approximately $1.4 billion. If subscriber growth dropped as low as 5,000 per month after MMO's operations reach break-even in mid-1994, MMO's NOLs would still be fully utilized by 1996. Under German tax law, NOLs can be carried forward indefinitely.

  The Company also has available to it tax planning strategies that would allow it to realize a United States tax benefit from MMO's losses. These strategies primarily involve the sale of all or part of its investment in MMO. In such a sale, the excess of tax basis over book basis in this investment would create either a lower tax gain or a greater tax loss than book gain or loss (depending on the sales price), thereby recognizing the deferred tax asset. If the sale were to result in a capital loss due to an unexpectedly low sales price, the Company has available to it sale or leaseback transactions for various other properties that could generate capital gain sufficient to offset any possible capital loss. However, because applicable tax rates in the United States are lower than in Germany, the United States tax benefit at December 31, 1993 would be approximately $38.3 million, which is $10.3 million less than the German tax benefit reflected in the Company's financial statements, including the impact of foreign currency translation.

  In July 1993, the German Parliament passed the German Tax Act of 1994 which, among other things, decreases the corporate tax rate on distributed earnings effective January 1, 1994. Accordingly, as required by SFAS 109, the deferred tax benefits recognized by MMO were adjusted downward to reflect the lower tax rate. The Company's share of the adjustment reduced net income by approximately $3.1 million in 1993.

  While the Company believes that it is more likely than not that the recorded deferred tax benefits will be fully realized, there can be no assurance that this will happen as certain factors beyond control of the joint ventures and the Company, such as worsening local economic conditions and increasing competition, can affect future levels of taxable income.

  In August 1993, the United States government enacted the Omnibus Budget Reconciliation Act of 1993, which incorporates new business tax provisions. These include an increase in the corporate tax rate from 34% to 35% retroactive to January 1, 1993. The Company's adjustment for the change in tax rate reduced net income by $4.4 million in 1993.

  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECTS OF ACCOUNTING CHANGES. The Company reported income (loss) before extraordinary item and cumulative effects of accounting changes of $40.1 million, $(10.1) million, and $43.1 million (which included a $26.0 million pre-tax gain on the sale of wireless interests) for 1993, 1992, and 1991, respectively. The increase in income in 1993 was primarily due to increased cellular and paging revenues, cost containment initiatives, and decrease in interest expense, partially offset by additional agent commissions resulting from the increase in new cellular subscribers, expenses related to the spin-off, and start-up losses from wireless data service. The 1992 loss was primarily the result of increasing start-up losses from the Company's international wireless ventures, interest expenses related to the Company's international investments, expenses associated with the Company's international license applications, and operating losses from Teletrac.

  The Company experiences fraud in all of its markets. Costs of this fraud, which are common throughout the industry, include variable interconnect costs of usage, costs related to preventive measures, and payments to other carriers for unbillable fraudulent roaming activity. The Company is unable to quantify the costs of fraud. The incidence of fraud is generally increasing, particularly in the Los Angeles market. The Company is implementing measures to identify and block fraudulent usage.

  Teletrac  (including ITS)  reported  pre-tax losses  of  $41.6 million,  $49.1 million, and $36.8 million during 1993, 1992, and 1991, respectively. The Company does not expect Teletrac's operations to be profitable for several years. The Company intends to take actions to reduce Teletrac's operating losses and does not intend to expand Teletrac's operations significantly until its services achieve a higher level of commercial acceptance. In February of 1994, the Company reduced Teletrac's staff by 30% to approximately 200 employees. The Company is continuously evaluating and considering other commercial applications of its technology and radio location spectrum.

  The Company is currently pursuing opportunities to expand its wireless operations in international markets and intends to participate actively in the license application process for PCS in the United States. The Company will continue its efforts to grow and develop its wireless data operations. To the extent that the Company is successful in its pursuit of new wireless licenses and its development of wireless data operations, the Company will incur start-up expenses which, at least in the short-term, will have a dilutive effect on the Company's future earnings.

  EXTRAORDINARY ITEM. The extraordinary item recorded by the Company in 1992 is the result of a $12.7 million early redemption expense related to the refinancing of $100 million of long-term debt. The debt was retired with short-term funding provided by PTCR.

  CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993 and recognized $5.6 million (net of $3.5 million tax benefit) transition obligation. See "Effects of Recently Issued Accounting Standards."

  PROPORTIONATE RESULTS OF OPERATIONS

  The following table sets forth unaudited, supplemental financial and operating data for the Company's domestic cellular operations. The table reflects the proportionate consolidation of each cellular entity in which the Company has or shares operational control and excludes certain minority investments, principally the Company's investments in cellular systems serving Dallas/Fort Worth, Las Vegas and Tucson, for which the Company does not timely receive financial and operating data and which in total represented approximately 5% of its proportionate domestic cellular operating income in 1993.

            SELECTED PROPORTIONATE DOMESTIC CELLULAR OPERATING DATA (1)

                                               Year Ended December 31,
                                          -------------------------------
                                            1993       1992      1991
                                          --------- ---------- ----------
                                               (Dollars in millions)
  OPERATING RESULTS:
  Service and other revenues.............  $ 892.0    $ 699.4   $ 564.6
  Equipment sales........................     40.2       24.8      19.3
  Cost of equipment sales................    (42.2)     (23.9)    (18.4)
                                          --------- ---------- ----------
    Net operating revenues...............    890.0      700.3     565.5
                                          --------- ---------- ----------

  Cost of revenues.......................    116.3       98.7      80.0
  Selling, general and administrative
    expenses.............................    394.1      322.5     238.6
  Depreciation and amortization..........    164.7      124.1      93.7
                                          --------- ---------- ----------
    Total operating expenses.............    675.1      545.3     412.3
                                          --------- ---------- ----------

  Operating income.......................  $ 214.9    $ 155.0   $ 153.2
                                          ========= ========== ==========
  Operating cash flow (2)................  $ 379.6    $ 279.1   $ 246.9
                                          ========= ========== ==========
  Capital expenditures, excluding
    acquisitions.........................  $ 198.4    $ 199.8   $ 159.6
                                          ========= ========== ==========

                                            Year Ended December 31,
                                     -----------------------------------
                                         1993       1992        1991
                                     ----------- ----------- -----------
  OPERATING DATA:
  POPs (3).........................   34,889,000  34,121,000  32,560,000
  POPs in controlled markets (4)...   33,595,000  32,264,000  30,806,000
  Proportionate cellular
     subscribers (4)...............    1,046,000     744,000     558,000
  Penetration (5)..................         3.1%        2.3%        1.8%

  --------------------
  (1) Unaudited, supplemental operating results for the Company's domestic cellular operations. This presentation differs from the consolidation and equity methods used to prepare the Company's audited financial statements, which are in accordance with generally accepted accounting principles.

  (2) Operating income plus depreciation and amortization. Proportionate operating cash flow represents the Company's interest in the entities multiplied by the entities' operating cash flow. As such, proportionate operating cash flow does not represent cash available to the Company.

  (3) "POPs" for domestic cellular markets means the population of a Federal Communications Commission ("FCC") licensed cellular market based on Donnelly Marketing Information Service population estimates for counties comprising such market, multiplied by the Company's ownership interest in the cellular licensee operating in such market as of the date specified.

  (4) POPs in controlled markets and cellular subscriber data include only those cellular systems that are included in the operating results shown in the Selected Proportionate Domestic Cellular Operating Data table.

  (5) Proportionate cellular subscribers divided by the Company's POPs in Controlled Cellular Systems.

  Cellular service and other revenues increased on a proportionate basis 27.5% in 1993 over 1992 and 23.9% in 1992 over 1991, primarily as a result of a 40.6% and 33.3% year-to-year increase in cellular subscribers in 1993 and 1992, respectively. In 1993, fixed-term discount plans and various promotional programs reduced customer disconnects in all of the Company's cellular markets and accounted for the increase in subscriber growth. Increase in cellular service revenues did not keep pace with subscriber growth because of declining average revenue per subscriber, caused by lower usage by new subscribers and rate reductions made in 1993 to meet competitive pressures. The Company plans to mitigate the impacts of the lower average revenue per subscriber by offering new products and services. The Company expects that average revenues per subscriber will continue to decline as it adds new subscribers and responds to further competitive pressures. In 1992 New Par and the Company's Atlanta cellular system experienced significant growth in subscribers on a percentage basis. Each of these regional networks benefitted from a cellular telephone rental program that was already in place in CCI's Ohio properties at the time New Par was formed in August 1991. The rental program was expanded throughout New Par and a similar program was introduced by the Atlanta system in mid-1992, making these programs the primary driver for subscriber growth in 1992.

  Equipment sales consist of revenues from sales of cellular telephones. Equipment sales are not a primary part of the Company's cellular business and therefore the costs associated with these sales have been removed from the cost of revenues and netted with equipment sales in the revenue section of the income statement. All prior periods have been revised to conform to this presentation format.

  Total operating expenses on a proportionate basis as a percentage of net operating revenues were 75.9%, 77.9%, and 72.9% in 1993, 1992, and 1991, respectively. These percentages reflect increases in expenses associated with subscriber growth and increased investments in new products and services, offset by cost containment efforts in 1993. Total operating expenses include cost of revenues, selling, general, and administrative expenses, and depreciation and amortization. Cost of revenues remained constant as a percentage of net operating revenues between 1991 and 1992, and declined in 1993. The trend reflects technical efficiencies and realization of economies of scale, and in 1993, the reassessment of property taxes and lower interconnect charges. Selling, general, and administrative expenses increased as a percentage of net operating revenues in 1992 and decreased in 1993. The

  1992 increase reflects higher advertising and promotional expenses, increased agent commissions paid for new subscribers, who on average generate less revenue per month than existing subscribers, increased billing expenses associated with the increased number of domestic cellular subscribers and other expenses associated with the Company's business development initiatives, and investments in new technologies such as wireless data. The 1993 decrease reflects the effects of cost containment initiatives. The increase in depreciation and amortization expense in each year during the three- year period ended December 31, 1993 reflects the Company's increasing capital investment in its cellular systems.


  BUSINESS ENVIRONMENT

  COMPETITION.    The  competitive   and  regulatory  environment  for  wireless
  communications  companies  in  the  United  States  is  in a  rapid  state  of development. The Company's domestic cellular systems are expected to encounter increased competition as a result of new operators of digital mobile communications systems, including NexTel Communications, Inc. ("NexTel"), which initiated service in Los Angeles in early 1994 with plans to expand to San Francisco by mid-1994, and Dallas and other markets by mid-1995. NexTel has announced that it intends to position itself as the third major provider of mobile telephone services in its markets. In March 1994, Nextel and MCI announced the formation of a strategic alliance to provide wireless services under the MCI brand name throughout the United States. As a result, the Company's domestic cellular systems may encounter such competition sooner than previously anticipated.

  In addition, the FCC has recently allocated radio frequency spectrum for seven PCS licenses in each market. Auctions for narrowband PCS licenses are expected to begin by May 1994 while broadband PCS licenses are not expected to be auctioned until much later in the year. Although the marketing and technical elements of PCS are not yet well defined, the Company expects some PCS services to be competitive with the Company's cellular and paging operations. The Company is unable to estimate the impact of such potentially competitive services on the Company's operations.

  AT&T's announcement in August 1993 that it will merge with McCaw may increase the level of competition that the Company faces in Los Angeles and Sacramento, where the Company's cellular operations compete with McCaw. The merger will permit McCaw to use the AT&T brand name in marketing its cellular service and give McCaw access to AT&T's sales, customer service and distribution channels, as well as to the research and development capabilities of AT&T Bell Laboratories. The Company and McCaw jointly operate cellular systems in San Francisco, San Jose, Kansas City, Dallas, and certain other markets through CMT Partners.

  REGULATION. The Company's operations are highly regulated and its results of operations may be significantly affected by new regulatory developments. For example, a decision rendered on October 26, 1993 by the California Public Utilities Commission ("CPUC") as a result of an investigation into the cellular industry would have imposed on cellular operators an accounting methodology to separate wholesale and retail cost, permitted resellers to operate a switch interconnected to the cellular carrier's facilities, and required unbundling of certain wholesale rates to the resellers. These unbundled rates would have been calculated by applying a rate of return of 14.75% to the cost basis of assets utilized by such reseller switch. On May 19, 1993, the CPUC granted limited rehearing of the decision. The CPUC granted the Company's application for rehearing on the issue of the unbundling of carrier's wholesale rates and the imposition of a 14.75% benchmark rate of return. It noted that the hearing record was sufficient regarding the technical feasibility of a reseller switch and would seek comments only on the economic aspects of the concept. The CPUC also rescinded its order to modify the method for allocating cost between wholesale and retail operations. On December 17, 1993, the CPUC issued an Order Instituting Investigation ("OII")into the regulation of Mobile Telephone Service and Wireless Communications, consolidating the rehearing of the above issues into a new investigation. The OII initiates a review of the Commission's historic policies  governing  cellular  telephone  service  and  proposes  to  classify cellular carriers as dominant carriers and resellers and new providers of mobile services as non-dominant carriers. The Commission requests comments on alternative frameworks for regulating cellular carriers: (1) price caps at current rates (the existing framework); (2) rate-of-return or cost-based price caps which would result in mandatory price reductions; and (3) relaxed regulation. Comments and rebuttals have been filed. Because the outcome of the OII is uncertain, the Company cannot estimate the effects of this matter, which could be material, on the Company's financial condition and results of operations. No assurance can be given that regulatory changes that may be enacted by federal, state, or foreign governmental authorities will not have a material adverse effect on the Company's future business.

  Initial operating licenses are generally granted for terms of 10 years, renewal upon application to the FCC. Licenses may be revoked any time and license renewal applications may be denied for cause. The Company has filed an application for renewal of its Los Angeles cellular license, whose initial term expired in October 1993. The Company expects that its application will be granted, although an opposing party has filed an informal objection and a petition to deny the Company's application, alleging violations of FCC rules and Communications Act of 1934. The Company's licenses in San Diego, Detroit, Cleveland and Sacramento expire in October 1994 and all of its other significant domestic cellular licenses expire before the end of 1996. While the Company believes that each of these licenses will be renewed based upon FCC rules establishing a presumption in favor of licensees that have complied with their regulatory obligations during the initial period, there can be no assurance that any license will be renewed. The licensing authorities in Germany and Portugal have not established any procedures for renewal of the cellular licenses held by MMO and Telecel. Such licenses expire in 2009 and 2006, respectively.

  EFFECT OF RECESSION. The effects of the recession have been felt in the areas of bad debt, increased promotional expense and rate reductions to generate subscriber growth, and lower usage. As most of the country slowly recovers, the California economy is still lagging. If the recession continues, the Company will continue to focus on cost containment efforts, closely monitor bad debt, and promote its products in existing markets.

  INTERNATIONAL ENVIRONMENTAL CONDITIONS. The Company has been successful in obtaining significant interests in cellular licenses in Germany, Portugal, Japan, and Sweden. Its paging and other operations cover Spain, Portugal, Thailand, France, and Korea. The Company is not presently aware of any economic, political, or competitive conditions in such countries that would have a material adverse effect on the Company.

  CONTINGENCIES

  GARABEDIAN DBA WESTERN MOBILE TELEPHONE COMPANY V. LASMSA LIMITED PARTNERSHIP, ET AL. A class action complaint has been filed naming as defendants, among others, Los Angeles Cellular Telephone Company ("LACTC") and the Company, as general partner for Los Angeles SMSA Limited Partnership. The plaintiff alleges that LACTC and the Company conspired to fix the price of wholesale and retail cellular service in the Los Angeles market. The plaintiff alleges damages for the class "in a sum in excess of $100 million." On January 31, 1994, the Company filed a demurrer to the complaint. No discovery has been undertaken as of March 3, 1994. The Company intends to defend itself vigorously. The Company does not anticipate this proceeding will have a material adverse effect on the Company's financial position. Also, see Note N to the Consolidated Financial Statements of AirTouch Communications and Subsidiaries.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, and pay its current obligations. The Company has met its financing needs from internally generated funds, equity infusions from Telesis, and external financing through issuance of common stock.

  The Company requires substantial capital to expand and operate its existing wireless systems, to construct new wireless systems and to acquire interests in existing wireless systems. In the past, the Company has met its funding requirements primarily through short-term borrowings from PTCR and equity contributions from Telesis. During 1993, Telesis provided equity contributions of $1,179.8 million which the Company used to significantly reduce its indebtedness to PTCR. The Company's indebtedness to PTCR totaled $958.4 million at December 31, 1992 and, as a result of debt repayments and the settlement of the Company's tax benefits receivable from Telesis, the Company reduced its indebtedness to PTCR to $0.3 million at December 31, 1993. Prior to the IPO, the Company continued to borrow from PTCR to the extent that its existing cash resources and cash flow from operations were not sufficient to meet the Company's funding requirements. On December 2, 1993, the Company sold to the public 68,500,000 shares of Common Stock, representing 13.9% of the total number of outstanding shares. The net proceeds to the Company from such sale were $1,489.2 million.

  The Company generated cash from operating activities of $439.7 million, $198.9 million, and $169.1 million during 1993, 1992, and 1991, respectively. The Company's domestic cellular and paging operations were primarily responsible for these cash flows. The increase in 1993 also included the settlement of the Company's tax benefits receivable from Telesis. (See "Interest Expense" and "Income Taxes.")

  The Company's cash used for investing activities was $1,441.4 million, $491.9 million, and $430.2 million in 1993, 1992, and 1991, respectively. The Company's cash used for investing activities increased in 1993 primarily due to the investment of the proceeds from the IPO, and investments in Wichita and Topeka Cellular and NordicTel. The increase in investments in 1992 reflects increased construction funding for MMO's and Telecel's cellular systems (both of which became operational in 1992) and the purchase of an additional 6.6% equity in CCI for approximately $92.0 million.

  The Company will be required to make substantial expenditures in connection with its efforts to expand its wireless business. The size of such expenditures is difficult to anticipate primarily because of uncertainty as to the Company's success in its pursuit of new wireless licenses and attractive acquisition opportunities. In the United States, the Company plans to pursue additional cellular and paging opportunities and intends to participate actively in the license application process for PCS. Internationally, the Company currently is negotiating to acquire an interest in a digital cellular system in Belgium, is competing or planning to compete for wireless licenses in South Korea, Italy, the Netherlands, Spain, and France and also is considering opportunities in other parts of the world.

  The Company also expects to make capital expenditures of approximately $700 million with respect to its existing domestic and international wireless systems, including the deployment of digital technology in its domestic cellular systems during 1994 and 1995. As of March 1, 1994, the Company was committed to spend up to $191 million for the acquisition of property, plant and equipment and expects that capital contributions to its existing international ventures will total approximately $135 million prior to the end of 1995. The Company used approximately $49.5 million of the net IPO proceeds to purchase notes in connection with which a subsidiary of the Company has issued a letter of responsibility. For a description of a note payable to an affiliate to which these notes relate, see Notes E and G to the Consolidated Financial Statements of AirTouch Communications and Subsidiaries. The Company has agreed to fund CCI's redemption of up to 10.04 million shares of CCI stock at $60 per share in October 1995 and to purchase from CCI shares or stock options representing in the aggregate approximately 2.4 million shares at a price of $60 per share, less the exercise price in the case of stock options (the "Mandatory Redemption Obligation" or "MRO"). The Company's funding obligation in connection with the MRO will not exceed $720 million. In addition, the Company may be obligated to make payments to CCI stockholders in the event that the Company does not elect, after three appraisals during the 18-month period beginning in August 1996, to purchase, at a price reflecting the appraised private market value of CCI's interest in New Par (and such other CCI assets and related liabilities as the Company and CCI agree shall be retained), all of the outstanding shares of CCI stock which it does not then hold. The Company has agreed to provide CCI with a $600 million letter of credit in support of the Company's obligations in the MRO. See Note E to the Consolidated Financial Statements of AirTouch Communications and Subsidiaries.

  The Company's cash received from financing activities was $1,631.3 million, $293.1 million, and $254.6 million for 1993, 1992, and 1991, respectively. The cash received from financing activities primarily reflects proceeds from the IPO, short-term borrowings from PTCR, and equity contributions from Telesis. The Company does not expect its operations to generate sufficient cash to meet its capital requirements for the next several years. However, the Company currently believes that the net proceeds from the IPO, together with cash flow from operations, will be sufficient to satisfy the Company's estimated funding requirements through mid-1995. After such proceeds are invested, the Company expects that it will need to raise additional funds through bank borrowings or public or private sales of debt or equity securities. Although there can be no assurance that such funding will be available, the Company believes that it will be able to access the capital markets on terms and in amounts adequate to meet its objectives.

  DIVIDEND POLICY

  The Company currently intends to retain future earnings for the development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including the Company's results of operations, financial condition, capital requirements and investment opportunities.

  EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. In December 1990, the Financial Accounting Standards Board ("FASB") issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). The Company currently offers postretirement benefits other than pensions which are primarily retiree health care and life insurance benefits. SFAS 106 requires the Company to change the method of accounting for these postretirement benefits from a cash basis to an accrual basis. The Company adopted SFAS 106 effective January 1, 1993 with immediate recognition of its $9.1 million transition obligation (before tax benefit of $3.5 million) as permitted by SFAS 106. This accounting change increased the Company's 1993 operating expenses by approximately $1.9 million.

  POSTEMPLOYMENT BENEFITS. In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). The Company offers workers' compensation, short- and long-term disability, medical benefit continuation, and severance pay. These benefits are paid to former employees not yet retired. SFAS 112 requires that these postemployment benefits be accounted for on an accrual basis beginning in 1994. The Company adopted SFAS 112 on January 1, 1994. Based on the accrual requirements, the Company expects that future recognized expense under SFAS 112 will not differ materially from current expenses and therefore believes that the adoption of SFAS 112 will not have a material impact on the Company's results of operations or financial condition.

  INVESTMENTS IN DEBT AND EQUITY SECURITIES. In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The new standard will change the carrying basis for certain equity and debt securities. The Company adopted SFAS 115 on January 1, 1994, consistent with the required adoption period. The Company does not expect SFAS 115 to materially affect its financial position or results of operations.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Company's consolidated financial statements and supplemental data, as well as those of its significant subsidiaries, New Par and MMO, together with the reports of Coopers & Lybrand, Ernst & Young and KPMG Peat Marwick, independent accountants, are included elsewhere herein. Reference is made to the "Index to Financial Statements" immediately preceding page F-1.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  No disagreements with accountants on any accounting or financial disclosure occurred during the Company's two most recent fiscal years or any subsequent interim period.

                                     PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Set forth below is certain information concerning the persons who serve as directors and executive officers of the Company. The executive officers serve at the pleasure of the Board of Directors and are subject to removal at any time. At the time of the Spin-off, Messrs. Ginn, Christensen, Gyani and Sarin, who are also officers of Telesis, will resign their positions at Telesis. Directors are elected by shareholders at each annual meeting or, in the case of a vacancy or increase in the number of directors, by the directors then in office, to serve until the next annual meeting of shareholders and until their successors are elected and qualified.

  NAME                       AGE       POSITION AND OFFICES HELD
  ------------------------  -----   --------------------------------------

  Sam Ginn ...............   56     Chairman of the Board
                                      and Chief Executive Officer
  C. Lee Cox .............   52     President and Chief Operating
                                      Officer and Director
  Lydell L. Christensen ..   59     Executive Vice President
                                      and Chief Financial Officer
  Margaret G. Gill .......   54     Senior Vice President, Legal
                                      and External Affairs and Secretary
  Arun Sarin .............   39     Senior Vice President, Corporate Strategy/
                                      Development and Human Resources
  F. Craig Farrill .......   41     Vice President, Technology, Planning
                                      and Development
  Mohan S. Gyani .........   42     Vice President, Finance and Treasurer
  George F. Schmitt ......   50     Vice President, International Operations
  Susan G. Swenson .......   45     Vice President
  Paul H. White ..........   49     General Counsel
  Charlie E. Jackson .....   59     President and Chief Executive Officer,
                                      AirTouch Paging
  John R. Lister .........   55     President and Co-Chief Executive Officer,
  PacTel Teletrac
  Jan K. Neels ..........    55     President and Chief Executive Officer,
                                      AirTouch International
  Carol A. Bartz ........    45     Director
  Donald G. Fisher ......    65     Director
  James R. Harvey .......    59     Director
  Paul Hazen ............    51     Director
  Arthur Rock ...........    67     Director
  Charles R. Schwab .....    56     Director
  George P. Shultz ......    72     Director


  Mr. Ginn has been Chairman of the Board, President and Chief Executive Officer of Telesis since 1988. He served as President and Chief Operating Officer of Telesis from 1987 through 1988 and as Vice Chairman of the Board from 1983 through 1987. Previously, Mr. Ginn served as a director and as President and Chief Operating Officer of the Company from 1984, when the Company was formed, to 1987. He has been Chairman of Pacific Bell since 1988 and was Vice Chairman from 1987 through 1988. Mr. Ginn has been a director of Telesis since 1983 and is also a director of Chevron Corporation, Safeway Inc. and Transamerica Corporation. Mr. Ginn will resign from the Board of Directors of Telesis at the time of the Spin-off.

  Mr. Cox has been President of the Company since 1987. Mr. Cox was a director of the Company from 1987 to April 1993 and became a director again in January 1994. Mr. Cox has been a director and a Group President of Telesis since 1988. Mr. Cox began his career with Pacific Bell in 1964 and, prior to joining the Company in 1987, held various senior management positions at Pacific Bell. Mr. Cox will resign from the Board of Directors of Telesis at the time of the Spin-off.

  Mr. Christensen was named Executive Vice President, Chief Financial Officer and Treasurer of Telesis in 1992. In March 1993, Mohan S. Gyani, who reports to Mr. Christensen, was named Treasurer of Telesis. From 1987 to 1992, Mr. Christensen was Vice President and Treasurer of Telesis. He was a director of the Company from 1992 to 1993.

  Mrs. Gill became Senior Vice President, Legal and External Affairs and Secretary of the Company in January 1994. She had been a partner in the law firm of Pillsbury Madison & Sutro since 1973 and was the head of the firm's Corporate and Securities Group.

  Mr. Sarin was named Senior Vice President, Corporate Strategy/Development and Human Resources of the Company in December 1993. Mr. Sarin became a joint officer of Telesis and the Company in March 1993 when he was named Vice President, Organization Design at Telesis and Vice President, Strategy at the Company. In 1992, he became Vice President and General Manager, Bay Operations for Pacific Bell. In 1990, he became Vice President, Chief Financial Officer and Controller of Pacific Bell. He joined Pacific Bell in 1989 and shortly thereafter was named Vice President, Corporate Strategy for Telesis. In 1987, Mr. Sarin was named Vice President and Chief Financial Officer of PacTel Personal Communications ("PerCom"), the former holding company for AirTouch Cellular and AirTouch Paging.

  Mr. Farrill has been Vice President, Technology, Planning and Development for the Company since 1990. From 1987 to 1990, Mr. Farrill was a Vice President of AirTouch Cellular responsible for the engineering, design and management of domestic cellular operations.

  Mr. Gyani became Vice President, Finance and Treasurer of the Company in November 1993. He has been a Vice President and the Treasurer of Telesis since March 1993. In 1992 he was named Vice President and Controller at Pacific Bell. Previously Mr. Gyani held various positions at Telesis and Pacific Bell. He began his career with Pacific Bell in 1978.

  Mr. Schmitt has been Vice President of the Company and a member of the Board of Management of MMO since 1990. From 1987 to 1990, Mr. Schmitt was Vice President for State Regulatory Affairs for Pacific Bell. Mr. Schmitt began his career with Pacific Bell in 1965 and became a Vice President in 1985.

  Ms. Swenson has been Vice President of the Company and President of Bay Area Cellular Telephone Company since March 1994. From April 1993 to March 1994, she was Vice President and General Manager of Pacific Bell's Bay Area Regional Marketing Group, and from 1990 to April 1993, she was President and Chief Operating Officer of AirTouch Cellular. Prior to joining AirTouch Cellular, Ms. Swenson was Pacific Bell's Vice President for Customer Services in Southern California.

  Mr. White has been General Counsel for the Company since 1987. Mr. White was Assistant General Counsel for Telesis from 1985 to 1987 and prior to that was an attorney for Pacific Bell. Mr. White began his career with Pacific Bell in

  1977.

  Mr. Jackson has been President and Chief Executive Officer of AirTouch Paging since 1986. He was named to that position after Telesis acquired Communication Industries, Inc. Prior to the acquisition, Mr. Jackson was President and General Manager of Gencom Incorporated, a subsidiary of Communication Industries that provided paging, mobile telephone and cellular services.

  Mr. Lister has been President and Co-Chief Executive Officer of PacTel Teletrac since April 1992. He has also been a Vice President of the Company since 1992. In November 1990, Mr. Lister joined PacTel Teletrac as President and Chief Operating Officer. Since 1988, Mr. Lister had been a Vice President at AirTouch Cellular. Mr. Lister joined PerCom in 1987 as Vice President of Corporate Development.

  Mr. Neels has been President and Chief Executive Officer of AirTouch International since 1987. Mr. Neels joined AirTouch International in 1986 as a Vice President, overseeing the business operations and marketing activities of subsidiaries in Spain, Japan, Korea and Thailand.

  Ms. Bartz became a director of the Company in February 1994. She has been Chairman of the Board, President and Chief Executive Officer of Autodesk, Inc. since April 1992. From 1983 to April 1992, Ms. Bartz served in various positions with Sun Microsystems, Inc., most recently as Vice President of Worldwide Field Operations.

  Mr. Fisher became a director of the Company in January 1994, and is a member of the Compensation and Personnel and Nominating Committees. Mr. Fisher is the founder, Chairman of the Board and Chief Executive Officer of The Gap, Inc. He is a director of Ross Stores, Inc., The Charles Schwab Corporation, San Francisco Bay Area Council and the National Retail Federation.

  Mr. Harvey became a director of the Company in April 1993, and is Chairman of the Compensation and Personnel Committee and a member of the Executive and Nominating Committees. Mr. Harvey has been Chairman of the Board of
  Transamerica Corporation since 1983 and was Chief Executive Officer of Transamerica from 1981 through 1991. He is a director of Telesis, The Charles Schwab Corporation, McKesson Corporation, Sedgwick Group plc, The National Park Foundation and The Nature Conservancy. Mr. Harvey will resign from the Board of Directors of Telesis at the time of the Spin-off.

  Mr. Hazen became a director of the Company in April 1993, and is Chairman of the Audit Committee and a member of the Executive and Nominating Committees. Mr. Hazen has been President and Chief Operating Officer of Wells Fargo & Company and its principal subsidiary, Wells Fargo Bank, N.A., since 1984. He is a director of Telesis, Wells Fargo & Company and its subsidiary, Wells Fargo Bank, N.A., Phelps Dodge Corporation and Safeway Inc. Mr. Hazen will resign from the Board of Directors of Telesis at the time of the Spin-off.

  Mr. Rock became a director of the Company in January 1994, and is a member of the Audit and Nominating Committees. Mr. Rock has been a principal in Arthur Rock & Co., a venture capital firm, since 1969. He is a director of Intel Corporation, Argonaut Group, Inc. and Teledyne, Inc. Mr. Rock is married to Toni Rembe, who is a director of Telesis. Ms. Rembe beneficially owns 1,573 shares of Telesis stock and holds options to purchase an additional 3,000 shares of Telesis stock.

  Mr. Schwab became a director of the Company in January 1994, and is Chairman of the Nominating Committee and a member of the Compensation and Personnel Committee. Mr. Schwab is the founder, Chairman of the Board and Chief Executive Officer of The Charles Schwab Corporation and Chairman of Charles Schwab & Co. Inc. He is a director of The Gap, Inc. and Transamerica Corporation.

  Mr. Shultz became a director of the Company in January 1994, and is a member of the Compensation and Personnel, Executive, and Nominating Committees. Mr. Shultz has been a Professor at the Stanford University Graduate School of Business since 1974. He served as United States Secretary of State from 1982 to 1989. Mr. Shultz is a Distinguished Fellow at the Hoover Institution, a member of the Board of the Bechtel Group, Chairman of J.P. Morgan's
  International Council and Chairman of the Governor's California Economic Policy Advisory Council.


  ITEM 11.  EXECUTIVE COMPENSATION.

  The following table discloses compensation earned by the Chief Executive Officer and the four other most highly paid executive officers (the "Named Executive Officers") for the three fiscal years ended December 31, 1993. Unless otherwise indicated, positions listed are with the Company.

                                                        SUMMARY COMPENSATION TABLE

                                               Annual Compensation            Long Term Compensation
                                          -------------------------------- -----------------------------
                                                                              Awards   Payouts
                                                                  Other                  LTIP     All
                                                                  Annual     Options/  Payouts   Other
  Name and Principal Position      Year   Salary($)    Bonus($)   Comp($)     SARs(#)    ($)    Comp($)*
  ----------------------------     ----   ---------    --------   --------   --------- -------- ---------
  Sam Ginn .......................   1993 $743,542      $793,200  $92,819           0  $591,548  $118,398
     Chief Executive Officer         1992  709,167       581,000   85,769      90,000   337,885   101,612
                                     1991  686,250       427,450   88,747           0   640,052    75,384

  C. Lee Cox .....................   1993  458,417       291,200   45,566           0   320,432    80,227
     President and Chief Operating   1992  420,792       292,640   45,326      57,000   187,084    63,652
     Officer                         1991  391,292       242,050   51,135           0   356,685    43,497

  Lydell L. Christensen ..........   1993  273,958       243,000   22,761           0    83,384    47,361
     Executive Vice President and    1992  242,500       174,285   17,604      13,000    48,614    33,212
     Chief Financial Officer         1991  219,583        92,700   12,498           0    94,126    21,486

  George F. Schmitt ..............   1993  235,542       163,300   26,824           0   138,564    37,562
     Vice President                  1992  222,526       167,967   26,366      13,000    41,669    28,398
                                     1991  213,208       153,400   29,175           0    70,330    21,007

  Jan K. Neels....................   1993  217,417       116,800   15,188           0    98,974    15,601
     President and Chief Executive   1992  203,521       107,709   14,556      10,000    52,147    11,815
     Officer - AirTouch Int'l        1991  191,771       114,000   16,798           0    76,174     9,284


  --------------------
  *    Includes "above-market" interest on deferred compensation (1993: $88,598, $61,827, $36,361, $28,122 and
  $6,881, respectively) and Company contributions under the PacTel Corporation Retirement Plan or the Pacific
  Telesis Group Supplemental Retirement and Savings Plan for Salaried Employees, including a "make-up match"
  under the Pacific Telesis Group Executive Deferral Plan for amounts that were deferred and therefore not eligible for matching contributions under the Supplemental Retirement and Savings Plan (1993: $29,800,
  $18,400, $11,000, $9,440 and $8,720, respectively).



  There were no grants of Telesis common stock options or stock appreciation rights in 1993 to the Named
  Executive Officers.

  The following table provides information on Telesis stock option/SAR exercises in 1993 by the Named
  Executive Officers and the value of each of their unexercised options/SARs at December 31, 1993.

      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                             Value of
                                                                       Number of           Unexercised
                                                                     Unexercised          In-the-Money
                                                                     Options/SARs         Options/SARs
                                                                    at FY-End (#)       at FY-End ($)*
                                                                    --------------     ---------------

                           Shares Acquired           Value            Exercisable/       Exercisable/
  Name                     on Exercise (#)        Realized ($)       Unexercisable      Unexercisable
  ----                     ---------------        ------------       -------------     ---------------
  Sam Ginn                    No Exercises            0                166,600 / 0       $2,281,488 / 0
  C. Lee Cox                  14,390                  $268,896         93,000 / 0        1,005,750 / 0
  Lydell L. Christensen       No Exercises            0                23,750 / 0        291,750 / 0
  George F. Schmitt           No Exercises            0                20,800 / 0        225,225 / 0
  Jan K. Neels                No Exercises            0                19,047 / 0        235,745 / 0


  *  Based on the closing price on the New York Stock Exchange-Composite Transactions of Telesis Common Stock
     on December 31, 1993 of $54.25.



  The following table provides information on awards to the Named Executive Officers in 1993 under the Long-Term Incentive Plan.

             LONG-TERM INCENTIVE PLANS*  AWARDS IN LAST FISCAL YEAR


                                                                                       Estimated Future Payouts Under

                                                                                         Non-Stock Price-Based Plans
                                Number of          Performance or
                                                                         ----------------------------------------------------
                            Shares, Units **     Other Period Until        Threshold            Target              Maximum
    Name                  or Other Rights (#)   Maturation or Payout     (# of Units)        (# of Units)        (# of Units)
  ---------------         -------------------   --------------------     ------------        ------------        ------------
  Sam Ginn                      14,750                 Three Years          6,195                14,750              19,175
  C. Lee Cox                     6,850                 Three Years          2,877                 6,850               8,905
  Lydell L. Christensen          3,975                 Three Years          1,670                 3,975               5,168
  George F. Schmitt              1,925                 Three Years            809                 1,800               2,503
  Jan K. Neels                   1,300                 Three Years            546                 1,300               1,690


  *    The Pacific Telesis Group Senior Management Long Term Incentive Plan provides for awards contingent upon the achievement of performance objectives set by the Telesis Board's Compensation and Personnel
  Committee over a three-year period. Awards are denominated in shares of Telesis common stock, and dividend equivalents are paid during the performance period. At the end of the period, awards are paid either in shares of Telesis common stock or in cash valued at the average price of the Telesis common stock for a ten-day period in January. The above grants are for the three-year performance cycle that will end
  December 31, 1995. Except as provided below, the measures of performance under this Plan are:
  (1) Cash Flow Return on Investment in the third year of the performance period; (2) Cumulative Net
  Cash Flow over the three-year period and (3) Total Investor Return relative to the Total Investor
  Return of four comparator groups. These comparator groups are the Regional Holding Companies,
  Independent Telecommunications Companies, California Utilities and the Dow Jones Industrial Average.
  For Messrs. Schmitt and Neels, the above measures will determine 25 percent of their awards. The remaining 75 percent will be determined by measures specific to their individual employers, such as
  Total Controllable Cash Flow, Cumulative Equity Earnings and achievement of Key Milestones. See
  "-1993 Long-Term Stock Incentive Plan-Telesis and Company LTIP Awards" for a description of the method by which the awards for the three-year performance cycles ending December 31, 1994, and
  December 31, 1995, held by officers of the Company will be converted into awards relating to the
  Company's Common Stock in connection with the Spin-off.

  **   A unit is based on one share of Telesis common stock.


  1993 LONG-TERM STOCK INCENTIVE PLAN

  ADOPTION AND AMENDMENTS. The Company's 1993 Long-Term Stock Incentive Plan (the "Stock Plan") was initially adopted by the Company's Board of Directors on June 25, 1993, and approved by Telesis (as the Company's majority shareholder) upon the recommendation of the Compensation and Personnel Committee of the Telesis Board. Such committee consists entirely of directors of Telesis who are not officers or employees of Telesis, the Company or any subsidiary of either. The Stock Plan has been amended from time to time thereafter, and the Board of Directors may amend any aspect of the Stock Plan at any time in the future. Amendments are subject to the approval of the Company's shareholders only to the extent required by applicable laws or regulations.

  SHARES AVAILABLE FOR ISSUANCE. The Stock Plan provides for awards in the form of restricted shares, stock units, options or SARs, or any combination thereof. The total number of shares of Common Stock available for issuance under the Stock Plan is 24,000,000, subject to anti-dilution provisions. If any restricted shares, stock units, options or Spars granted under the Plan are forfeited, or if options or Spars terminate for any other reason prior to exercise, then the underlying shares of Common Stock again become available for awards.

  ADMINISTRATION. The Stock Plan is administered by the Compensation and Personnel Committee (the "C&P Committee") of the Company's Board of Directors. The C&P Committee consists entirely of directors of the Company who are not officers or employees of Telesis, the Company or any subsidiary of either. The C&P Committee selects the employees of the Company or any subsidiary who will receive awards, determines the size of the award (limited, in the case of options or SARs, to 500,000 shares of Common Stock in any calendar year for any employee) and establishes the vesting or other conditions. The Company's Board of Directors may also appoint an additional committee, which consists of directors who may be officers of the Company. This committee may administer the Stock Plan with respect to participants other than directors and officers.

  ELIGIBILITY. Employees, directors, consultants and advisors of the Company, its subsidiaries, or affiliates of which the Company owns at least 50% are eligible to participate in the Stock Plan, although incentive stock options may be granted only to employees of the Company or a subsidiary. The participation of nonemployee directors of the Company is limited to certain automatic grants of nonstatutory stock options, except to the extent the Company's Board of Directors implements provisions that would permit a nonemployee director to convert the annual retainer payments and meeting fees to stock options or stock units, as described below.

  PAYMENT. In general, no payment will be required upon receipt of an award. The Stock Plan, however, permits the grant of awards in consideration of a cash payment or a voluntary reduction in cash compensation.

  RESTRICTED STOCK. Restricted shares are shares of Common Stock that are subject to forfeiture in the event that the applicable vesting conditions are not satisfied, and they are nontransferable prior to vesting (except for certain transfers to a trustee). Restricted shares have the same voting and dividend rights as other shares of Common Stock.

  STOCK UNITS. A stock unit is an unfunded bookkeeping entry representing the equivalent of one share of Common Stock, and it is nontransferable prior to the holder's death. A holder of stock units has no voting rights or other privileges as a stockholder but may be entitled to receive dividend equivalents equal to the amount of any dividends paid on the same number of shares of Common Stock. Dividend equivalents may be converted into additional stock units or settled in the form of cash, Common Stock or a combination of both.

  Stock units, when vested, may be settled by distributing shares of Common Stock or by a cash payment corresponding to the fair market value of the appropriate number of shares of Common Stock, or a combination of both. The number of shares of Common Stock (or the corresponding amount of cash) distributed in settlement of stock units may be greater or smaller than the number of stock units, depending upon the attainment of performance objectives. Vested stock units will be settled at the time determined by the C&P Committee. If the time of settlement is deferred, interest or additional dividend equivalents may be credited on the deferred payment. The recipient of restricted shares or stock units may pay all projected withholding taxes relating to the award with Common Stock rather than cash.

  STOCK OPTIONS. Options may include nonstatutory stock options ("NSOs") as well as incentive stock options ("ISOs") intended to qualify for special tax treatment. The term of an ISO cannot exceed 10 years, and the exercise price of an ISO must be equal to or greater than the fair market value of the Common Stock on the date of grant. (On March 4, 1994, the closing sale price of the Company's Common Stock on the New York Stock Exchange was $23 3/8) The Stock Plan permits the grant of NSOs with an exercise price that varies according to a predetermined formula.

  The exercise price of an option may be paid in any lawful form permitted by the C&P Committee, including (without limitation) the surrender of shares of Common Stock or restricted shares already owned by the optionee. The Stock Plan also allows the optionee to pay the exercise price of an option by giving "exercise/sale" or "exercise/pledge" directions. If exercise/ sale directions are given, the option shares are issued directly to a securities broker selected by the Company who, in turn, sells shares in the open market. The broker remits to the Company the proceeds from the sale of these shares to the extent necessary to pay the exercise price and any withholding taxes, and the optionee receives the remaining option shares or cash. If exercise/pledge directions are given, the option shares are issued directly to a securities broker or other lender selected by the Company. The broker or other lender will hold the shares as security and will extend credit for up to 50 percent of their market value. The loan proceeds will be paid to the Company to the extent necessary to pay the exercise price and any withholding taxes. Any excess loan proceeds may be paid to the optionee. If the loan proceeds are insufficient to cover the exercise price and withholding taxes, the optionee will be required to pay the deficiency to the Company at the time of exercise. The C&P Committee may also permit optionees to satisfy their withholding tax obligation upon exercise of an NSO by surrendering a portion of their option shares to the Company.

  STOCK APPRECIATION RIGHTS ("SARs"). SARs permit the participant to elect to receive any appreciation in the value of the underlying stock from the Company, either in shares of Common Stock or in cash or a combination of the two, with the C&P Committee having the discretion to determine the form in which such payment will be made. The amount payable on exercise of an SAR is measured by the difference between the market value of the underlying stock at exercise and the exercise price. SARs may, but need not, be granted in conjunction with options. Upon exercise of an SAR granted in tandem with an option, the corresponding portion of the related option must be surrendered and cannot thereafter be exercised. Conversely, upon exercise of an option to which an SAR is attached, the SAR may no longer be exercised to the extent that the corresponding option has been exercised. All options and SARs are nontransferable prior to the optionee's death.

  VESTING CONDITIONS. As noted above, the C&P Committee determines the number of restricted shares, stock units, options or SARs to be included in the award as well as the vesting and other conditions. The vesting conditions may be based on the employee's service, his or her individual performance, the Company's performance or other criteria. Vesting may be accelerated in the event of the employee's death, disability or retirement, in the event of a change in control with respect to the Company, or upon other events. Moreover, the C&P Committee may determine that outstanding options and SARs will become fully vested if it has concluded that there is a reasonable possibility that a change in control will occur within six months thereafter.

  For purposes of  the Stock Plan,  the term "change in  control" is defined  as
  (1) the acquisition, directly or indirectly, of at least 20 percent of the outstanding securities of the Company by a person other than Telesis or an employee benefit plan of the Company, (2) a greater than one-third change in the composition of the Board of Directors of the Company over a period of 24 months or, if fewer than 24 months have elapsed since the Spin-off, over the period following the Spin-off (if such change was not approved by a majority of the existing directors), (3) certain mergers and consolidations involving the Company, (4) a liquidation of the Company or (5) a sale of all or substantially all of the Company's assets. The term "change in control" does not include a reincorporation of the Company in a different state, the Spin-off and certain other transactions.

  LIMITATIONS UNDER TAX LAWS. Awards under the Stock Plan may provide that if any payment (or transfer) by the Company to a recipient would be nondeductible by the Company for federal income tax purposes pursuant to section 280G of the Internal Revenue Code, then the aggregate present value of all such payments (or transfers) will be reduced to an amount which maximizes such value without causing any such payment (or transfer) to be nondeductible.

  MODIFICATIONS. The C&P Committee is authorized, within the provisions of the Stock Plan, to amend the terms of outstanding restricted shares or stock units, to modify or extend outstanding options or SARs or to exchange new options for outstanding options, including outstanding options with a higher exercise price than the new options.

  NONEMPLOYEE DIRECTORS. Members of the Company's Board of Directors who are not employees of the Company or its subsidiaries will receive an annual grant of 1,000 NSOs (subject to anti-dilution adjustments) under the Stock Plan. Starting in 1995, these grants are made at the conclusion of each regular annual meeting of the Company's shareholders to nonemployee directors who will continue to serve on the Board of Directors thereafter. Nonemployee directors who join the Company's Board of Directors on or after February 25, 1994, will receive a one-time grant of 10,000 NSOs (subject to anti-dilution adjustments). As a condition to these one-time grants, the nonemployee director must demonstrate that he or she beneficially owns shares of Common Stock with a value of $100,000 or more within 30 days after the grant. The exercise price of NSOs granted to nonemployee directors is equal to the market value of Common Stock on the date of grant. The NSOs will become exercisable one year after the grant or, if earlier, in the event of the director's death or total and permanent disability or in the event of a change in control of the Company. The NSOs expire (i) ten years after the date of grant, (ii) 36 months after the termination of the director's service due to disability or due to retirement after serving at least three years, (iii) 12 months after the director's death, and (iv) three months after the termination of the director's service for any other reason.

  Nonemployee directors and prospective nonemployee directors named in the prospectus for the Company's initial public offering received a one-time grant of 10,000 NSOs under the Stock Plan on November 19, 1993. The exercise price is equal to the initial public offering price ($23 per share). These NSOs will become exercisable on the latest of (i) the first anniversary of the initial public offering (December 2, 1994), (ii) the date when the optionee completes one year of service as a member of the Company's Board of Directors or
  (iii) the Spin-off. These NSOs also become exercisable in full in the event of the director's death or total and permanent disability or a "change in control" of the Company. The NSOs expire on the earliest of (i) November 18, 2003, (ii) 12 months after the nonemployee director's death, (iii) 36 months after the termination of the director's service due to retirement after serving at least three years or due to disability or (iv) three months after the termination of the director's service for any other reason. As a condition to these one-time grants, the nonemployee director or prospective nonemployee director was required to demonstrate that he beneficially owned shares of Common Stock with a value of $100,000 or more at any time within 30 days after the initial public offering.

  Finally, the Company's Board of Directors may implement provisions of the Stock Plan that permit a nonemployee director to elect to receive all or a portion of his or her annual retainer payments and meeting fees in the form of NSOs or stock units to be issued under the Stock Plan, provided the election is made at least six months before such fees are payable.

  TELESIS OPTIONS. It is expected that, in connection with the Spin-off, unexercised Telesis Options held by the directors, officers and other employees of the Company will be replaced by Company Options granted under the Stock Plan. See "-Stock Ownership" for a description of the method by which Telesis Options will be converted into Company Options.

  TELESIS AND COMPANY LTIP AWARDS. It is expected that, in connection with the Spin-off, the awards made to officers of the Company under the Long-Term Incentive Plans of Telesis and the Company for the three-year performance cycles ending December 31, 1994 and December 31, 1995 will be converted into awards relating to the Company's Common Stock. Awards for those portions of these performance cycles which are completed as of the Spin-off will be settled on the basis of the actual results achieved under the applicable performance measures up to the date of the Spin-off. Settlement will be made in the form of restricted shares of the Company's Common Stock granted under the Stock Plan. Restricted shares granted in lieu of awards for the performance cycle ending December 31, 1994 will vest not later than January 28, 1995, and restricted shares granted to replace awards for the
  performance  cycle  ending  December 31,  1995   will  vest  not  later   than
  January 27, 1996. Awards for the uncompleted portions of these performance cycles, and the dividend equivalents that would have been paid with respect to such awards, will be replaced by options to purchase Common Stock granted under the Stock Plan. To determine the number of options to be granted, an appropriate option valuation model will be used. Options granted to replace awards for the performance cycle ending December 31, 1994 will become exercisable not later than January 28, 1995, and options granted in substitution for awards for the performance cycle ending December 31, 1995 will become exercisable not later than January 27, 1996.

  INITIAL RESTRICTED STOCK GRANT. The Company intends to grant restricted shares under the Stock Plan to all employees of the Company and its wholly owned subsidiaries at the time of the Spin-off, except those employees who have received stock options under the Pacific Telesis Group Stock Option and Stock Appreciation Rights Plan. The value of shares included in each employee's award will not exceed 10% of that employee's total compensation. It is expected that these shares will vest on the earlier of (a) the date 10 years after the Spin-off or (b) the 15th consecutive trading day on which the closing price of Common Stock is at least 200% of the initial public offering price ($23 per share). If an employee's service terminates before these shares vest, they will be forfeited, except that a stock award agreement may provide for accelerated vesting in the event of termination of service on account of death, total and permanent disability, or retirement. As an example, assuming a price for the Common Stock of the Company of $23 per share at the time of the Spin-off, the Company would grant approximately 400,000 shares of restricted stock.

  TAX CONSEQUENCES OF OPTIONS. Neither the optionee nor the Company will incur any federal tax consequences as a result of the grant of an option. The optionee will have no taxable income upon exercising an ISO (except that the alternative minimum tax may apply), and the Company will receive no deduction when an ISO is exercised. Upon exercising an NSO, the optionee generally must recognize ordinary income equal to the "spread" between the exercise price and the fair market value of Common Stock on the date of exercise; the Company ordinarily will be entitled to a deduction for the same amount. In the case of an employee, the option spread at the time an NSO is exercised is subject to income tax withholding, but the optionee generally may elect to satisfy the withholding tax obligation by having shares of Common Stock withheld from those purchased under the NSO. The tax treatment of a disposition of option shares acquired under the Stock Plan depends on how long the shares have been held and on whether such shares were acquired by exercising an ISO or by exercising an NSO. The Company will not be entitled to a deduction in connection with a disposition of option shares, except in the case of a disposition of shares acquired under an ISO before the applicable ISO holding periods have been satisfied.


  EMPLOYEE STOCK PURCHASE PLAN

  The principal terms of an Employee Stock Purchase Plan (the "ESPP") were approved by the Company's Board of Directors on July 22, 1993 and by Telesis (as the Company's majority shareholder) upon the recommendation of the
  Compensation and Personnel Committee of the Telesis Board. The ESPP is expected to be adopted prior to the Spin-off and to take effect upon the Spin-off. The ESPP is intended to meet the requirements of Internal Revenue Code section 423. The ESPP will provide eligible employees of the Company and designated subsidiaries the opportunity to purchase Common Stock at a discount. Specific purchase periods will be established during which participants will contribute toward the purchase of stock through regular payroll deductions. Participants may withdraw their contributions at any time before the close of the purchase period. A pool of 2,400,000 shares of Common Stock has been reserved for issuance under the ESPP, subject to anti-dilution adjustments.

  SHORT-TERM INCENTIVE PLAN

  The Company sponsors a Short-Term Incentive Plan applicable to executive officers and all employees (except certain salespersons) that represents the bonus component of their compensation. Under the plan, the Board of Directors determines a standard award amount for each employee position or level. The plan provides for annual payment of individual cash awards in amounts equal to a percentage of the standard award, based on the level of achievement of corporate performance objectives and on individual performance in the preceding year. Performance objectives are established by the Board and are generally financial, operating and strategic in nature. Amounts awarded for a fiscal year are normally paid in February of the following year.

  PENSION PLANS

  It is expected that the Company's qualified pension plan, in connection with the Spin-off, will assume the liability for any accrued benefits of the Company's executive officers under a qualified pension plan of Telesis.
  ("Qualified pension plans" are plans that are intended to qualify for preferential tax treatment under section 401(a) of the Internal Revenue Code of 1986.) Corresponding assets will be transferred from the Telesis qualified plan to the Company's qualified plan. The accrual of service credit under the Company's qualified pension plan was discontinued on December 31, 1986 for most employees as of that date, although increases in compensation are still reflected in the computation of pensions. Accordingly, service after the Spin-off will not be counted in calculating the benefits of the Company's executive officers under the Company's qualified pension plan, but salary increases after the Spin-off will be taken into account.

  The following table shows the total annual pension benefits (stated as a single-life annuity) that would be received by an executive officer of the Company retiring today at age 65 under the Telesis qualified and nonqualified pension plans. It assumes various specified levels of total years of service and average annual compensation (which includes base salary and the standard award under the Short-Term Incentive Plan) during the final five years of service. The benefits shown in the table generally are not subject to offsets for Social Security benefits or other payments.


   Average Annual
    Compensation
    During Final               Years of Service Prior to Retirement
    Five Years
    of Service            15          20          25          30       35
  ---------------    ----------  ----------  ---------  ---------- ----------

    $  450,000        $ 97,875    $130,500    $163,125  $195,750    $228,375
       500,000         108,750     145,000     181,250   217,500     253,750
       650,000         141,375     188,500     235,625   282,750     329,875
       700,000         152,250     203,000     253,750   304,500     355,250
       800,000         174,000     232,000     290,000   348,000     406,000
       900,000         195,750     261,000     326,250   391,500     456,750
     1,000,000         217,500     290,000     362,500   435,000     507,500
     1,150,000         250,125     333,500     416,875   500,250     583,625
     1,250,000         217,875     362,500     453,125   543,750     634,375
     1,400,000         304,500     406,000     507,500   609,000     710,500


  The 1993 compensation of Messrs. Ginn, Cox, Christensen, Schmitt and Neels covered by the pension plans was $1,230,000, $720,000, $425,000, $399,300, and
  $0, respectively. As of December 31, 1993, the years of service of Messrs. Ginn, Cox, Christensen, Schmitt and Neels that are credited under the pension plans were 33, 29, 6, 28 and 0, respectively. Because Mr. Christensen is covered under a Telesis nonqualified pension plan providing increased pension benefits to mid-career hires, his pension is effectively calculated as if he had 12 years of service.

  Under other provisions of the Telesis nonqualified pension plans, eligible officers who terminate after attaining age 55 and completing 10 years of service as an officer are entitled to a minimum pension of 45% of average annual compensation. This minimum pension is increased by an additional 1% per year, up to a maximum of 50%, at 15 or more years of service as an officer. As of December 31, 1993, the completed years of service of Messrs. Ginn, Cox, Christensen, Schmitt and Neels that are credited under the minimum pension provisions were 15, 9, 5, 7 and 5, respectively.

  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT OR CHANGE-IN-CONTROL ARRANGEMENTS

  Telesis has entered into employment agreements with certain officers of Telesis or the Company, including each of the Named Executive Officers, which provide for specified payments in the event of an involuntary termination of employment. Such agreements do not have a fixed term and may be terminated by either party upon three years' notice (in the case of Messrs. Ginn, Cox and Christensen) or one year's notice (in the case of Messrs. Schmitt and Neels). Telesis has assigned, or will assign prior to the Spin-off, such agreements to the Company (except that Mr. Ginn's employment agreement by its terms may not be assigned).

  The amount of the payments depends on whether the involuntary termination occurs within three years after a "change in control." If an officer's employment is involuntarily terminated for any reason other than cause, death or disability, whether or not there has been a "change in control," Telesis or the Company, as applicable, will make a cash payment of three times base compensation for Messrs. Ginn, Cox and Christensen or of one times base compensation for Messrs. Schmitt and Neels, plus 100% of the standard award under the Short-Term Incentive Plan applicable for that calendar year. In such event, Telesis or the Company will also compensate the officer for the value of any forfeited units under the Long-Term Incentive Plan, based on the fair market value of Telesis common stock on the date of employment termination, and for the value of any stock options and SARs that terminate at the officer's termination of employment, based on the difference between the fair market value of Telesis common stock at the effective date of termination and the option price (in the case of SARs, the difference between such fair market value and the option price at which the stock option related to the SAR was granted).

  Upon an involuntary termination (including "constructive termination," which is defined as a material reduction in responsibilities, a material reduction in salary or benefits or a requirement to relocate) within three years after a "change in control," all officers will receive a severance payment, in addition to the payments described in the preceding paragraph, when applicable, equal to approximately 200% of the officer's award under the Long-Term Incentive Plan for one year. Messrs. Ginn, Cox and Christensen would also receive approximately 200% of their standard award under the Short-Term Incentive Plan for the year in which employment terminates. For these agreements, "change in control" is defined generally as a party's acquisition, directly or indirectly, of 20% or more of Telesis' securities, a greater than one-third change in the composition of the Telesis Board of Directors in 24 months that was not approved by the majority of the existing directors, or certain mergers, consolidations, sales or liquidations of substantially all of the assets of Telesis. Any payments under the employment agreements are subject to the limitation that if the auditors of Telesis determine that any portion of the payments to be made is nondeductible by Telesis because of section 280G of the Internal Revenue Code, payments will be reduced to the extent of the nondeductible amount.

  In connection with the Spin-off, it is expected that such agreements will be replaced by new agreements between the Company and its executive officers, the terms and conditions of which will be determined prior to the Spin-off by the Company's Board of Directors upon the recommendation of its C&P Committee.

  DIRECTOR COMPENSATION AND RELATED TRANSACTIONS

  Nonemployee directors of the Company receive an annual retainer of $20,000 and fees of $1,200 for each board meeting attended and $800 for each committee meeting attended. The chairmen of the Audit, Compensation and Personnel, and Finance Committees each receive an additional annual retainer of $5,000, and the chairs of other committees of the Board receive additional annual retainers of $4,000. In addition, nonemployee directors are entitled to reimbursement for out-of-pocket expenses in connection with attendance at Board and committee meetings. Nonemployee directors may elect to defer receipt of all or part of their fees and retainers. Amounts deferred in 1994 will earn interest at a rate of 7.33% in 1994.

  Each nonemployee director of the Company has been granted stock options under the Company's 1993 Long-Term Stock Incentive Plan. See "-1993 Long-Term Stock Incentive Plan - Nonemployee Directors." In addition, the Company has adopted an equity purchase program for nonemployee directors under which unsecured loans of up to $100,000 will be available to enable such directors to purchase shares of the Company's Common Stock. The term of any loan under the program will be five years, with an option to extend for an additional five years. Final maturity is ten years or 30 days following the borrower's resignation from the Board. The interest rate for such loans would be the greater of the mid-term, adjusted Applicable Federal Rate, as published by the Internal Revenue Service (currently 5.23%) or the Company's cost of funds, currently equivalent to the five-year Treasury rate plus 85 basis points (currently 6.75%), but in no event higher than permitted under California usury laws (10%). The interest rate will be established at the time the loan is made and will be reset if the loan is renewed for an additional five years. Interest will compound annually and be paid at the end of each five-year term.

  Messrs. Harvey and Hazen, who are also directors of Telesis, will resign as such upon the Spin-off. They have not received annual retainers from the Company during their terms as joint directors of Telesis and the Company, but they have received fees for attendance at Board and committee meetings in the amounts specified above.

  Directors who are also employees of the Company receive no remuneration for serving as directors or as members of committees of the Board.

  All of the Company's directors are also reimbursed for the costs of certain telecommunications services and equipment. Employee directors receive similar reimbursements for services and equipment as part of their compensation as officers. The Company also provides travel accident insurance covering nonemployee directors on Company business.

  The Company has entered into indemnity agreements with each of its directors that provide for indemnification against any judgements or costs assessed against them in the course of their service as directors. Such agreements do not permit indemnification for acts or omissions for which indemnification is not permitted under California law.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth, as of February 28, 1994, certain information concerning the ownership of the Company's Common Stock by each shareholder known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, each Named Executive Officer, each director and by all executive officers and directors as a group.


                                     Amount and Nature of
  Name of Beneficial Owner           Beneficial Ownership    Percent of Class
  -------------------------------    --------------------    ----------------
  Pacific Telesis Group .........         424,122,960               86.1%
    130 Kearny Street
    San Francisco, CA 94108

  Sam Ginn ......................              10,100                  *
  C. Lee Cox ....................                 500                  *
  Lydell L. Christensen .........               5,000                  *
  George F. Schmitt .............               5,000                  *
  Jan K. Neels ..................                 500                  *
  Carol A. Bartz ................                   0                  *
  Donald G. Fisher ..............               4,000                  *
  James R. Harvey ...............               5,000                  *
  Paul Hazen ....................               4,348                  *
  Arthur Rock ...................             150,100                  *
  Charles R. Schwab .............               4,000                  *
  George P. Shultz ..............              10,000                  *

  All directors and executive
   officers as a group
   (20 persons)..................             215,448                  *
  _____________________

  *  Less than 1%.

  The following table sets forth, as of February 28, 1994, the number of shares of common stock of Telesis beneficially owned by each Named Executive Officer, each director, and all executive officers and directors of the Company as a group, as well as their options to purchase shares of common stock of Telesis exercisable as of February 28, 1994. The total number of shares of common stock of Telesis beneficially owned by the group is less than 1% of the class outstanding.

                                    Amount and
                                     Nature of       Presently
                                    Beneficial     Exercisable
  Name of Beneficial Owner           Ownership        Options          Total
  ------------------------------   ------------   -------------     ----------

  Sam Ginn .....................    9,883(1)(2)        166,600        176,483
  C. Lee Cox ...................    6,598               93,000         99,598
  Lydell L. Christensen ........    1,489               23,750         25,239
  George F. Schmitt ............      689               20,800         21,489
  Jan K. Neels .................    1,482               19,047         20,529
  Carol A. Bartz ...............        0                    0              0
  Donald G. Fisher .............        0                    0              0
  James R. Harvey ..............    2,467(1)             3,000          5,467
  Paul Hazen ...................    1,750                3,000          4,750
  Arthur Rock ..................
  Charles R. Schwab . . . . . .         0                    0              0
  George P. Shultz  . . . . . .         0                    0              0
  All directors and executive ..        0                    0              0
   officers as a group
   (20 persons) . . . . . . . .    41,133              458,590        499,723

  _____________________
  (1) Includes the following shares of Telesis common stock in which the beneficial owner shares voting and investment power: Mr. Ginn, 1,860 shares; and Mr. Harvey, 2,467 shares.

  (2) Includes one share beneficially owned by a dependent child, for which beneficial ownership is disclaimed.

  At the time of the Spin-off, such officers and, directors will receive shares of Common Stock in proportion to the shares of the common stock of Telesis they own and that unexercised options to purchase common stock of Telesis ("Telesis Options") held by directors, officers and employees of the Company will be replaced by options to purchase Common Stock of the Company ("Company Options"). Company Options will be granted under the Company's 1993 Long-Term Stock Incentive Plan.

  To determine the number and exercise price of Company Options to be granted to replace the Telesis Options, an exchange ratio will be computed by dividing the market price of the Company's Common Stock before the Spin-off by the market price of Telesis common stock before the Spin-off. The number of shares subject to each Telesis Option will be divided by that ratio, and the original exercise price per share under such Telesis Option will be multiplied by that ratio. The aggregate spread between the option exercise price and the market value of the underlying stock will not change as a result of the substitution of a Company Option for a Telesis Option, and the terms of the option (other than the exercise price) will remain the same in all material respects. As an example, based upon an assumed average price for Telesis common stock of $55 per share for the last 10 consecutive trading days before the ex-dividend date and an assumed average price for the Common Stock of the Company of $23 per share for the same period, and assuming that all options held on December 31, 1993, remain outstanding, the following individuals and groups would hold the Company Options exercisable in the following amounts: Mr. Ginn, 398,391 shares; Mr. Cox, 222,391 shares; Mr. Christensen, 56,793 shares; Mr. Schmitt, 49,739 shares; Mr. Neels, 45,547 shares; Mr. Harvey, 7,174 shares; Mr. Hazen, 7,174 shares; and all directors and executive officers as a group, 1,096,628 shares. Additional options to purchase Common Stock may be granted to directors, officers and other key employees of the Company in the future under the Company's plan. See "-1993 Long-Term Stock Incentive Plan."


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The Company currently has a variety of contractual and other relationships with Telesis and its affiliates and has entered or will enter into other arrangements to facilitate the Spin-off. A description of these existing and contemplated arrangements follows.

  PAST TRANSACTIONS WITH TELESIS AND ITS AFFILIATES

  The Company and Telesis maintain a number of financial and administrative arrangements and regularly engage in transactions with each other and their affiliates. The CPUC and the FCC have established rules and regulations requiring that the Company and its affiliates be fully separated from Pacific Bell and Nevada Bell. In addition, transactions between the Company and such entities are governed by extensive rules, regulations and reporting requirements established by the CPUC. The following summarizes transactions between the Company and Telesis or subsidiaries of Telesis since January 1, 1990.

  In the past, the Company has met its funding requirements primarily through borrowings from PTCR and equity contributions from Telesis. During the years ended December 31, 1993, 1992 and 1991, the largest aggregate month-end amount of indebtedness outstanding to PTCR was $718.0 million, $958.4 million and $597.9 million, respectively. During the third quarter of 1993, Telesis substantially settled the Company's tax benefits receivable arising from tax losses utilized in Telesis' consolidated tax returns. This settlement was used to substantially eliminate the Company's indebtedness to PTCR at December 31, 1993. PTCR has charged the Company interest on such borrowings at rates which averaged 6.1%, 5.7% and 8.1% during the years ended December 31, 1993, 1992 and 1991, respectively. Telesis' equity contributions to the Company were primarily used to repay the Company's loans from PTCR. Equity contributions to the Company by Telesis were $1,179.8 million, $212.2 million and $71.4 million in the years ended December 31, 1993, 1992 and 1991, respectively.

  The Company also paid dividends to Telesis. Such dividends totaled $113.6 million, $108.3 million and $125.3 million in the years ended December 31, 1993, 1992 and 1991, respectively.

  In addition, Telesis has historically provided administrative services, and Pacific Bell and Nevada Bell have provided interconnection with their wireline telephone systems and other services, to the Company. In the years ended December 31, 1993, 1992 and 1991, amounts paid by the Company to Telesis for accounting, tax, legal and other such services were $15.2 million, $13.3 million and $11.9 million, respectively. Amounts paid by the Company to Pacific Bell and Nevada Bell for interconnection and other expenses during such periods were $28.5 million, $29.0 million and $29.3 million, respectively.

  The Company paid insurance premiums in 1993, 1992 and 1991 of $2.6 million, $1.9 million and $1.2 million, respectively, to PacTel Reinsurance, a reinsurance subsidiary of Telesis. In addition, the Company recognized expenses in such years of $1.8 million, $2.2 million and $1.2 million, respectively, in connection with work done for Telesis Technologies Laboratory, a research and development subsidiary of Telesis.

  Telesis has issued various forms of financial support on behalf of the Company. Some of these forms of financial support have been renegotiated and the remainder will be renegotiated prior to the planned Spin-off. No assurance can be given that similar terms can be obtained.

  FUTURE RELATIONSHIP WITH TELESIS AND ITS AFFILIATES

  In anticipation of the separation of the ownership of the Company from Telesis, the Company and Telesis have reviewed the contractual and other arrangements that are necessary and appropriate for the Company and Telesis to operate effectively after the Spin-off.

  PRE-SPIN-OFF FUNDING

  Telesis has advised the Company that it may offer to purchase shares of Common Stock from the Company prior to the Spin-off at market prices if the Company requires additional funding to effect currently unanticipated opportunities arising during such period. Any shares of Common Stock so purchased by Telesis would be included in the Spin-off.

  SEPARATION AGREEMENT

  Telesis and the Company have entered into an agreement relating to various aspects of their operations (the "Separation Agreement") that will govern the relationship between the Company and Telesis and its subsidiaries other than the Company (collectively, the "Telesis Companies") after the Offering. The following summary of certain aspects of the Separation Agreement is qualified in its entirety by reference to the Separation Agreement, a copy of which has been filed as an exhibit to the Registration Statement.

  CORPORATE OPPORTUNITIES. Under the Separation Agreement, Telesis and the Company have agreed to allocate corporate business opportunities between (i) the Telesis Companies on the one hand and (ii) the Company on the other hand. This agreement, by its terms, will terminate at the time of the Spin-off. The agreement provides that Telesis will have the right to determine, in its sole discretion, what future business opportunities the Telesis Companies will pursue, in addition to or to the exclusion of the Company, even if such determination excludes the Company from currently existing or future opportunities that could be considered logical, natural or beneficial extensions of the Company's business. Notwithstanding the foregoing, the agreement further provides that (i) the Company will have the right to pursue, to the exclusion of the Telesis Companies, all domestic and international business opportunities which, in whole or substantial part, are: (a) cellular (as defined in 47 C.F.R. 22.900 et seq.), (b) paging or (c) radiolocation opportunities; and (ii) in the unlikely event that to any extent the FCC in its final regulations does not permit separate applications for PCS licenses (as defined in FCC GEN Docket No. 90-314) by both the Telesis Companies and the Company, whether by denial of waivers or otherwise, the Company will have the right to such extent to pursue, to the exclusion of the Telesis Companies, all PCS opportunities outside California and Nevada, and the Telesis Companies will have the right to such extent to pursue, to the exclusion of the Company, all PCS opportunities inside California and Nevada. If the FCC does not permit such separate applications and if the territory intended to be served under a prospective PCS license includes portions of California or Nevada as well as territories outside California and Nevada, the Telesis Companies will have the right to pursue such opportunity to the exclusion of the Company. (Such right is subject to an obligation on the part of the Telesis Companies to use their reasonable best efforts to assign (at the expense of the Company) all such opportunities outside California and Nevada to the Company, and if the Board of Directors of Telesis determines that the Telesis Companies would for any reason be unable to accomplish this assignment, the Board of Directors of Telesis will decide, in its sole discretion, whether such opportunity should be pursued exclusively by the Telesis Companies or exclusively by the Company.)

  The agreement also provides that each party must use its best efforts to decide whether to pursue a business opportunity as soon as reasonably possible after first learning of the opportunity. If a party decides not to pursue a business opportunity that it has the right to pursue to the exclusion of the other party, it must promptly inform the other party of such decision. The other party would then be free to pursue such opportunity.

  The Company's Amended and Restated Articles of Incorporation provide that the Company may not bring any claim against the Telesis Companies or the Company, or any officer, director or other affiliate thereof, for breach of any duty, including, but not limited to, the duty of loyalty or fair dealing, on account of a diversion of a corporate business opportunity to the Telesis Companies unless such opportunity relates solely to a business that the Company has the right to elect to pursue, to the exclusion of the Telesis Companies, pursuant to the agreement described above. Notwithstanding the foregoing, no such claim may be made in any event if the Company's directors who are not employees of any of the Telesis Companies disclaim the opportunity by a unanimous vote.

  EMPLOYEE BENEFITS. Another  component of the Separation Agreement provides for
  (1) the exchange of participation, service and compensation records of employees who transfer between Telesis and the Company; (2) the filing of annual reports and compliance with other legal requirements applicable to the parties' employee benefit plans; (3) the transfer of pension assets and liabilities from Telesis to the Company and vice versa for employees who transfer between the two; (4) the allocation of assets and liabilities under various nonqualified pension and deferred-compensation plans maintained by Telesis for the benefit of employees and non-employee directors; (5) the disposition of outstanding stock options, stock appreciation rights and long term incentive awards; (6) the allocation of assets and liabilities pertaining to post-retirement life insurance and health care benefits; (7) the allocation of liabilities for accrued vacation, paid leave and certain other benefits; and (8) mutual indemnification by Telesis and the Company for certain matters.

  TAX SHARING. The Separation Agreement also governs the manner in which Telesis and the Company will allocate their respective shares of federal and state income taxes and make payments between them and to taxing authorities in accordance with such tax allocations.

  The Company will continue to join in filing consolidated federal income tax returns with Telesis for all taxable years in which the parties are required or permitted to file a consolidated return. In each taxable year for which the parties file a consolidated return, Telesis will pay the tax to the taxing authority, and the Company will pay Telesis the Company's share of the consolidated tax liability based upon the Company's separate taxable income. If the Company would have reported a net operating loss for any such year, Telesis will pay to the Company an amount equal to Telesis' reduction in tax liability attributable to the Company's net operating loss. The party with more than 50% of the liability exposure or refund claim for an issue will, to the extent possible, control any audit, appeals and refund procedures for that issue.

  In addition, the Separation Agreement provides that tax liabilities from the Spin-off and certain related transactions will be allocated to the Company if such liabilities result from any event occurring in the 24-month period commencing on the date of the Spin-off and involving either the stock or assets of the Company. The Company has not taken, and does not anticipate taking, any actions that it believes would result in the allocation to the Company of any material liabilities pursuant to this provision.

  INTELLECTUAL PROPERTY. The Separation Agreement addresses Telesis' and the Company's respective rights and obligations after the Spin-off with respect to pre-Spin-off intellectual property, including proprietary information, copyrights and copyrightable works, patents and patentable inventions, and trademarks and trade names as well as the use of proprietary information by employees of Telesis and the Company, including employees transferred in connection with the Spin-off. Telesis will convey or license certain intellectual property to the Company effective as of the Spin-off. Among other things, the Company is required to terminate its use of the Telesis symbol mark and the names "Pacific Telesis International" and "PacTel," including the "PacTel Cellular" and "PacTel Paging" brand names. The Company will have a non-exclusive license to use the PacTel name until the second anniversary of the Spin-off.

  CONTINGENT LIABILITIES. The Separation Agreement allocates financial responsibility for liabilities which are not recorded on the books of the Company or the Telesis Companies prior to the Spin-off and which are attributable to (1) a pre-Spin-off event, (2) a condition that existed prior to the Spin-off, or (3) a post-Spin-off event attributable to the separation of the Company and the Telesis Companies. In general, financial responsibility for liabilities associated with the business of the Company is placed with the Company and liabilities associated with the business of the Telesis Companies is placed with Telesis. The agreement allocates responsibility for the defense of litigation and other proceedings. The Separation Agreement also contains mutual releases from certain liabilities arising from events occurring on or before the Spin-off, including transactions and activities involved in implementing the Spin-off.

  TELESIS TECHNOLOGIES LABORATORY. The Separation Agreement provides that, no later than the Spin-off, Telesis will transfer to the Company certain assets that have been engaged in the wireless communications research and development work of Telesis Technologies Laboratory ("TTL"), which will remain a subsidiary of Telesis after the Spin-off. The experimental PCS licenses currently held by TTL will remain with TTL. Telesis and the Company will agree on the manner in which any uncompleted work of TTL will be completed after the Spin-off. Existing agreements governing the ownership of, and other rights in, the intellectual property work product of TTL produced prior to the Spin-off will remain in effect and will also apply to any current TTL work jointly completed by Telesis and the Company after the Spin-off. Such existing agreements provide that TTL owns all such TTL intellectual property and that the Company has a royalty-free, nonexclusive, perpetual license to use it.

  OTHER MATTERS. The Separation Agreement also governs, among other things, (1) the provision by Telesis of certain administrative services, such as tax, accounting and legal services, prior to the Spin-off and, if mutually agreed, for up to 90 days thereafter and the compensation to be paid by the Company for such services, (2) the transfer of certain additional assets and liabilities from Telesis to the Company at net book value, (3) the termination of certain specified agreements between the Company and Telesis upon the Spin-off and (4) the separation of the Company from the existing Telesis property and casualty insurance program, the allocation of insurance-related liabilities of Telesis and the Company and other insurance issues.

  Mr. White's wife is a principal of Price Waterhouse, which provides auditing, consulting, and tax return preparation services to the Company and certain of its subsidiaries. During the year ended December 31, 1993, the Company and such subsidiaries paid that firm fees of approximately $0.3 million. Charles Schwab & Co. Inc., of which Mr. Schwab is Chairman, has subleased office space from Telesis since April 6, 1992 under a lease that expires on December 17, 1999. The minimum rent payable over the entire term of the lease is approximately $5.6 million.

                                      PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)  Documents filed as part of this report:

       1.   Financial Statements:

       AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES

            Report of Independent Accountants

            Consolidated Statements of Income    Years ended December 31,  1993,
            1992, and 1991

            Consolidated Balance Sheets   December 31, 1993 and 1992

            Consolidated  Statements  of  Shareholders'  Equity     Years  ended
            December 31, 1993, 1992, and 1991

            Consolidated Statements  of Cash  Flows    Years ended  December 31,
            1993, 1992 and 1991

            Notes to Consolidated Financial Statements

       MANNESMANN MOBILFUNK GMBH

            Independent Auditors' Report

            Balance Sheets - December 31, 1993 and 1992

            Statements of Operations - Years ended December 31, 1993, 1992, and 1991

            Statements of Capital Subscribers' Equity - Years ended December 31, 1993, 1992, and 1991

            Statements of Cash Flows - Years ended December 31, 1993, 1992, and 1991

            Notes to Financial Statements

       NEW PAR

            Report of Independent Auditors

            Consolidated Balance Sheets   December 31, 1993 and 1992

            Consolidated  Statements of Income    Years ended  December 31, 1993
            and 1992 and the period from August 1, 1991 (inception) to December 31, 1991

            Consolidated Statements of Partners'  Capital   Years ended December
            31, 1993 and 1992 and the period from August 1, 1991 (inception) to December 31, 1991

            Consolidated Statements  of Cash  Flows    Years ended  December 31,
            1993 and  1992 and  the period  from August  1, 1991 (inception)  to

            December 31, 1991

            Notes to Consolidated Financial Statements

       2.   Financial Statement Schedules:

       AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES

            Schedule I -- Marketable Securities

            Schedule  II   --  Amounts  Receivable  from   Related  Parties  and
            Underwriters, Promoters and Employees Other Than Related Parties

            Schedule IV -- Indebtedness of and to Related Parties - Not Current

            Schedule V -- Property, Plant and Equipment

            Schedule VI -- Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment

            Schedule VIII -- Valuation and Qualifying Accounts and Reserves

            Schedule IX -- Short-Term Borrowings

       Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

  3.   Exhibits:

       Exhibits identified in parentheses below, on file with the Commission, are incorporated by reference as exhibits hereto.

  Exhibit
  Number    Description
  -------   -----------
  3.1       Amended and  Restated Articles of  Incorporation of the  Company, as
            filed with the Secretary of State of the State of California on November 29, 1993

  3.2 Certificate of Amendment of Articles of Incorporation of the Company, as filed with the Secretary of State of the State of California on March 10, 1994

  3.3       Amended  and Restated By-laws of the Company, as amended to February
            25, 1994

  4.1 Form of Common Stock certificate (Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 33-68012)

  4.2 Rights Agreement between the Company and The Bank of New York, Rights Agent, dated as of July 22, 1993 (Exhibit 4.2 to the Company's Registration Statement on Form S-1, File No. 33-68012)

  10.1 Separation Agreement by and between the Company and Pacific Telesis Group, dated as of October 7, 1993 (Exhibit 10.1 to the Company's Registration Statement on Form S-1, File No. 33-68012)

  10.2      Amendment No. 1 to Separation Agreement, dated November 2, 1993

  10.3 Amended and Restated Plan of Merger and Joint Venture Organization by and among the Company, CCI, CCI Newco, Inc. and CCI Newco Sub, Inc. dated as of December 14, 1990 (Exhibit 1 to the Company's Statement on Schedule 13D filed on February 18, 1992)

  10.4 Termination Agreement by and among Telesis, the Company, CCI and Cellular Communications of Ohio, Inc. dated December 11, 1992 (Exhibit 5 to Amendment No. 28 to the Company's Statement on
            Schedule 13D filed on December 12, 1992)

  10.5 Joint Venture agreement between Mannesmann Kienzle GmbH, Pacific Telesis Netherlands B.V., Cable and Wireless plc, DG Bank Deutsch Genossenschaftsbank and Lyonnaise des Eaux SA dated June 30, 1989 (Exhibit 10.43 to the Company's Registration Statement on Form S-1, File No. 33-68012)

  10.6 Form of Indemnity Agreement between the Company and each of its directors (Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 33-68012)

  10.7      PacTel Corporation 1993 Long-Term Stock Incentive Plan

  10.8 PacTel Corporation Long-Term Incentive Plan (Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 33-68012)

  10.9      PacTel Corporation Short-Term Incentive Plan

  10.10     PacTel  Corporation  Deferred  Compensation  Plan   for  Nonemployee
            Directors

  10.11     PacTel Corporation Deferred Compensation Plan

  10.12     PacTel Corporation Supplemental Executive Pension Plan

  10.13     PacTel Corporation Executive Life Insurance Plan

  10.14     PacTel Corporation Executive Long-Term Disability Plan

  10.15 Representative Employment Agreement for Certain Senior Officers of Pacific Telesis Group (Exhibit 10pp to Form 10-K of Telesis for 1988, File No. 1-8609)

  10.16     Pacific Telesis  Group Senior  Management Short Term  Incentive Plan
            (Exhibit 10-aa to Pacific Telesis Group Shareowner Dividend Reinvestment and Stock Purchase Plan Registration Statement No. 2-87852)

  10.17 Resolutions amending the Plan, effective August 28, 1987 (Exhibit 10aa to Form 10-K of Telesis for 1991, File No. 1-8609)

  10.18 Pacific Telesis Group Senior Management Long Term Incentive Plan (Exhibit 10aa to Form 10-K of Telesis for 1985, File No. 1-8609)

  10.19 Pacific Telesis Group Executive Life Insurance Plan (Exhibit 10cc to Form 10-K of Telesis for 1986, File No. 1-8609)

  10.20 Pacific Telesis Group Senior Management Long Term Disability and Survivor Protection Plan (Exhibit 10dd to Form 10-K of Telesis for 1988, file No. 1-8609)

  10.21 Resolutions amending the Plan effective May 2, 1992 and November 20, 1992 (Exhibit 10dd(i) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.22 Pacific Telesis Group Senior Management Transfer Program (Exhibit 10ee to Pacific Telesis Group Shareowner Dividend Reinvestment and Stock Purchase Plan Registration Statement No. 2-87852)

  10.23 Pacific Telesis Group Senior Management Financial Counseling Program (Exhibit 10ff to Pacific Telesis Group Shareowner Dividend Reinvestment and Stock Purchase Plan Registration Statement No. 2-87852)

  10.24 Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors (Exhibit 10gg to Form 10-K of Telesis for 1990, File No. 1-8609)

  10.25     Resolutions   amending  the   Plan   effective  December 21,   1990,
            November 20, 1992 and December 18, 1992 (Exhibit 10gg(i) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.26 Description of Pacific Telesis Group Directors' and Officers' Liability Insurance Program (Exhibit 10hh to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.27 Description of Pacific Telesis Group for Nonemployee Directors' Travel Accident Insurance (Exhibit 10ii to Form 10-K of Telesis for 1989, File No. 1-8609)

  10.28 Resolutions amending the Plan, effective as of June 28, 1991 (Exhibit 10kk to Form 10-K of Telesis for 1991, File No. 1-8609)

  10.29     Resolutions   amending  the   Plan   effective   May 22,  1992   and
            November 20, 1992 (Exhibit 10kk(ii) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.30 Pacific Telesis Group Mid-Career Hire Program (Exhibit 10mm to Form 10-K of Telesis for 1988, File No. 1-8609)

  10.31 Pacific Telesis Group Mid-Career Pension Plan (Exhibit 10nn to Form 10-K of Telesis for 1986, File No. 1-8609)

  10.32     Resolutions   amending   the   Plan  effective   May 22,   1992  and
            November 20, 1992 (Exhibit 10kk(ii) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.33 Pacific Telesis Group Executive Deferral Plan (Exhibit 1011 to Form 10-K of Telesis for 1989, File No. 1-8609)

  10.34 Resolutions amending the Plan effective November 20, 1992 and December 23, 1992 (Exhibit 1011(i) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.35 Pacific Telesis Group Stock Option and Stock Appreciation Rights Plan (Plan Text, Sections 1-17, in Registration Statement No. 33-15391)

  10.36 Resolutions amending the Plan effective November 17, 1989 and June 26, 1992 (Exhibit 10oo(i) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.37 Pacific Telesis Group Outside Directors' Retirement Plan (Exhibit 10ss to Form 10-K of Telesis for 1984, File No. 1-8609)

  10.38 Resolution amending the Plan effective May 25, 1990 (Exhibit 10ss(i) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.39 Representative Indemnity Agreement between Pacific Telesis Group and certain of its officers and each of its directors (Exhibit 10tt to Form 10-K of Telesis for 1987, File No. 1-8609)

  10.40 Trust Agreement between Pacific Telesis Group and Bank of America National Trust and Savings Association in connection with the Pacific Telesis Group Executive Deferral Plan (Exhibit 10uu to Form 10-K of Telesis for 1988, File No. 1-8609)

  10.41 Amendment to Trust Agreement No. 1 effective December 11, 1992 (Exhibit 10uu(i) to Form 10-K of Telesis of 1992, File No. 1-8609)

  10.42 Trust Agreement between Pacific Telesis Group and Bank of America National Trust and Savings Association in connection with the Pacific Telesis Group Deferred Compensation Plan for the Non-Employee Directors (Exhibit 10vv to Form 10-K of Telesis for 1988,

            File No. 1-8609)

  10.43 Amendment to Trust Agreement No. 2 effective December 11, 1992 (Exhibit 10vv(i) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.44 Pacific Telesis Group Long Term Incentive Award Deferral Plan (Exhibit 10ww to Form 10-K of Telesis for 1989, File No. 1-8609)

  10.45 Resolutions merging the Plan with the Executive Deferral Plan effective May 22, 1992 (Exhibit 10ww(i) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.46     Pacific  Telesis  Group  Nonemployee   Director  Stock  Option  Plan
            (Exhibit A to Pacific Telesis Group's 1990 Proxy Statement filed February 26, 1990, File No. 1-8609)

  10.47     Pacific  Telesis  Group   Supplemental  Executive  Retirement   Plan
            (Exhibit 10yy to Form 10-K of Telesis for 1990, File No. 1-8609)

  10.48 Resolutions amending the Plan effective November 20, 1992 (Exhibit 10yy(i) to Form 10-K of Telesis for 1992, File No. 1-8609)

  21        Subsidiaries   of  the   Company  (Exhibit   21  to   the  Company's
            Registration Statement on Form S-1, File No. 33-68012)

  23.1      Consent of Coopers & Lybrand

  23.2      Consent of Ernst & Young

  23.3      Consent of KPMG Deutsche Treuhand-Gesellschaft

  24        Powers of Attorney

  99 Modification of Final Judgment, United States District Court, District of Columbia, in "U.S. v. American Tel. & Tel. Co.," Civil Action No. 82-0192 (Exhibit 99 to the Company's Registration Statement on Form S-1, File No. 33-68012)

  (b)       Reports on Form 8-K:

            No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                    SIGNATURES
                                    ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  AIRTOUCH COMMUNICATIONS


                                     By:       /s/ Mohan S. Gyani



                                     Title:    Vice President, Finance and
                                               Treasurer


                                     Date:     March 22, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures              Title
     ----------              -----


  Samuel L. Ginn *           Chairman of the Board and
                             Chief Executive Officer
                             (Principal Executive Officer)


  Lydell L. Christensen *    Executive Vice President and
                             Chief Financial Officer and
                             Treasurer (Principal Financial
                             Officer)

  Mohan S. Gyani *           Vice President - Finance
                             and Treasurer (Chief
                             Accounting Officer)

  C. Lee Cox *               President and Chief Operating
                             Officer and Director


  James R. Harvey *          Director



  Paul Hazen *               Director




  Donald G. Fisher *         Director




  Arthur Rock  *             Director




  Charles R. Schwab *        Director




  George P. Shultz *         Director

  * By /s/ Mohan S. Gyani
       Mohan S. Gyani, Attorney-in-fact
       Date: March 22, 1994

                           INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
  AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
    Report of Management  . . . . . . . . . . . . . . . . . . . . . . .  F-2
    Report of Independent Accountants . . . . . . . . . . . . . . . . .  F-3
    Consolidated Statements of Income for the years ended
      December 31, 1993, 1992, and 1991 . . . . . . . . . . . . . . . .  F-4
    Consolidated Balance Sheets as of December 31, 1993 and 1992 . . . F-6 Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 1993, 1992, and 1991 . . . . . . . . . .  F-8
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1993, 1992, and 1991 . . . . . . . . . . . . . . . .  F-9
    Notes to Consolidated Financial Statements  . . . . . . . . . . . .  F-11

  NEW PAR (PARTNERSHIP BETWEEN CCI AND THE COMPANY)
    Report of Independent Auditors  . . . . . . . . . . . . . . . . . .  F-47
    Consolidated Balance Sheets as of December 31, 1993 and 1992 . . . F-48 Consolidated Statements of Income for the year ended
      December 31, 1993 and 1992 and the period from
      August 1, 1991 (inception) to December 31, 1991 . . . . . . . . .  F-49
    Consolidated Statements of Partners' Capital for the
      years ended December 31, 1993 and 1992 and the period from
      August 1, 1991 (inception) to December 31, 1991 . . . . . . . . .  F-50
    Consolidated Statements of Cash Flows for the
      years ended December 31, 1993 and 1992 and the period from
      August 1, 1991 (inception) to December 31, 1991 . . . . . . . . .  F-51
    Notes to Consolidated Financial Statements  . . . . . . . . . . . .  F-53

  MANNESMANN MOBILFUNK GMBH
    Independent Auditors' Report  . . . . . . . . . . . . . . . . . . .  F-63
    Balance Sheets as of December 31, 1993 and 1992 . . . . . . . . . .  F-64
    Statements of Operations for the years ended
      December 31, 1993, 1992, and 1991 . . . . . . . . . . . . . . . .  F-66
    Statements of Capital Subscribers' Equity for the years ended
      December 31, 1993, 1992, and 1991 . . . . . . . . . . . . . . . .  F-68
    Statements of Cash Flows for the years ended
      December 31, 1993, 1992, and 1991 . . . . . . . . . . . . . . . .  F-69
    Notes to Financial Statements . . . . . . . . . . . . . . . . . . .  F-71

  REPORT OF MANAGEMENT

  To the Shareholders of AirTouch Communications:

  FINANCIAL STATEMENTS

  AirTouch Communications' management prepared the accompanying financial statements and is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis and are not misstated as a result of material fraud or error. The financial statements include amounts based on management's best estimates and judgments, where necessary. Management also prepared the other information in this annual financial review and is responsible for its accuracy and consistency with the financial statements.

  The Company's financial statements have been audited by Coopers & Lybrand, independent accountants, whose appointment has been ratified by the Board of Directors. Management has made available to Coopers & Lybrand all the
  Company's financial records and related data, as well as the minutes of meeting of the Board of Directors. Furthermore, management believes that all of the representations made to Coopers & Lybrand during its audit were valid and appropriate.

  INTERNAL CONTROL SYSTEM

  AirTouch Communications maintains a system of internal controls over financial reporting, one of the purposes of which is to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of reliable published financial statements. The Audit Committee of the Pacific Telesis Board of Directors is responsible for overseeing the Company's financial reporting process on behalf of the Board. During 1993, the Audit committee met regularly with management, internal audit and the independent accountants to review internal controls, accounting, auditing, and financial reporting matters.

  The system of internal controls contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. Even an effective internal control system, no matter how well designed, has inherent limitations including the possibility of the circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

  The Company assessed its internal control system in its consolidated operations throughout the year ended December 31, 1993 in relation to criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). To assess the internal control systems in its unconsolidated partnerships and corporations, management relied on reports issued by various external public accountants who performed audits of those entities, where such reports were available. Based on these assessments, the Company believes that, as of December 31, 1993, its overall system of internal control over financial reporting met the COSO criteria.

  /s/ Sam L. Ginn                              /s/ Lydell L. Christensen
  Chairman and Chief Executive Officer         Executive   Vice  President   and
  March 3, 1994                                Chief Financial Officer

                         REPORT OF INDEPENDENT ACCOUNTANTS

  To the Board of Directors and Shareholders of AirTouch Communications:

  We have audited the accompanying consolidated balance sheets of AirTouch Communications (formerly PacTel Corporation) and Subsidiaries (the "Company") as of December 31, 1993 and 1992 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1993 and 1992 financial statements of Mannesmann Mobilfunk GmbH ("MMO"), an equity investee of the Company, which statements reflect total assets of $1,221,135,000 and $850,661,000 as of December 31, 1993 and 1992,
  respectively, and total net loss of $67,655,000 and $52,983,000 for the years ended December 1993 and 1992, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it related to the amounts included for MMO, is based solely on the reports of the other auditors.

  We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirTouch Communications and Subsidiaries as of December 31, 1993 and 1992 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

  As discussed in Notes A and H to the consolidated financial statements, in 1992 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As discussed in Notes A and J, in 1993 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."





  /s/ Coopers & Lybrand
  San Francisco, California
  March 3, 1994 (except for Notes
  B, L, and R, as to which the date
  is March 9, 1994)

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                               For the Year Ended December 31,
                                               -------------------------------
                                                   1993      1992      1991
                                                 --------  -------- ---------
                                                     (Dollars in millions,
                                                   except per share amounts)
  OPERATING REVENUES
  Wireless services and other revenues........    $987.3    $834.8    $749.5
  Cellular and paging equipment sales.........      70.4      45.4      31.6
  Cost of cellular and paging equipment sales.     (69.7)    (41.7)    (27.9)
                                                 --------  --------  --------
  NET OPERATING REVENUES......................     988.0     838.5     753.2
                                                 --------  --------  --------
  OPERATING EXPENSES
  Cost of revenues............................     144.0     132.7     110.5
  Selling, general, administrative,
    and other expenses........................     541.6     466.5     376.1
  Depreciation and amortization...............     174.2     143.4     130.0
                                                 --------  --------  --------
  TOTAL OPERATING EXPENSES....................     859.8     742.6     616.6
                                                 --------  --------  --------
  OPERATING INCOME............................     128.2      95.9     136.6

  Interest expense............................     (22.1)    (52.9)    (37.6)
  Minority interests in net income of consol-
    idated partnerships and corporations......     (46.4)    (45.5)    (45.2)
  Equity in net income (loss) of unconsol-
    idated partnerships and corporations:
      Domestic................................      70.4      41.1      15.5
      International...........................     (37.5)    (38.5)    (21.4)
  Interest income.............................      12.0      13.3      13.8
  Gain on sale of telecommunications interests       3.8        -       26.0
  Miscellaneous income (expense)..............      (0.5)      1.0       5.2
                                                 --------  --------  --------
  INCOME BEFORE INCOME TAXES, EXTRAORDINARY
    ITEM AND CUMULATIVE EFFECTS OF ACCOUNTING
    CHANGES...................................     107.9      14.4      92.9
  Income taxes................................      67.8      24.5      49.8
                                                 --------  --------  --------
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
    CUMULATIVE EFFECTS OF ACCOUNTING CHANGES..      40.1     (10.1)     43.1
  Extraordinary item-loss from retirement
    of debt (net of income taxes of $5.1)
    (Note T)..................................        -       (7.6)       -
  Cumulative effect of accounting change
    for income taxes (Notes A and H)..........        -       27.9        -
  Cumulative effect of accounting change for
    other postretirement benefits (net of
    income taxes of $3.5) (Notes A and J).....      (5.6)       -         -
                                                 --------  --------  --------
  NET INCOME..................................    $ 34.5    $ 10.2    $ 43.1
                                                 ========  ========  ========

  (Continued next page)

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                               For the Year Ended December 31,
                                               -------------------------------
                                                   1993      1992      1991
                                                 --------  --------  --------
                                                     (Dollars in millions,
                                                   except per share amounts)

  PER SHARE AMOUNTS:
  Income (loss) before extraordinary item
    and cumulative effect of the changes in
    accounting for other postretirement
    benefits in 1993 and income taxes in
    1992.......................................    $0.09    $(0.02)    $0.10

  Extraordinary item...........................      -       (0.02)      -

  Cumulative effect of the changes in
    accounting for other postretirement
    benefits in 1993 and income taxes in 1992..    (0.01)     0.06       -
                                                 --------  --------  --------
  NET INCOME...................................    $0.08     $0.02     $0.10
                                                 ========  ========  ========

  Weighted average shares outstanding
    (in millions)..............................    429.6     424.0     424.0
                                                 ========  ========  ========


  The accompanying Notes are an integral part of the Consolidated Financial Statements.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                         --------------------
                                                            1993       1992
                                                         ---------  ---------
                                                         (Dollars in millions)
  ASSETS
  Cash and cash equivalents............................  $  646.7   $   17.1
  Accounts receivable-net of allowance for
    uncollectibles of $9.2 and $10.0, in 1993 and
    1992, respectively ................................     132.7      121.6
  Short-term investments...............................     814.0         -
  Other receivables....................................      15.1       24.9
  Due from affiliates..................................       7.0      246.9
  Other current assets.................................      45.3       28.6
                                                         ---------  ---------
  Total current assets.................................   1,660.8      439.1
                                                         ---------  ---------
  Property, plant, and equipment.......................   1,175.5    1,098.8
  Less: accumulated depreciation.......................     433.4      373.1
                                                         ---------  ---------
  Property, plant, and equipment-net...................     742.1      725.7
  Investments in unconsolidated
    partnerships and corporations......................   1,154.5      935.4
  Intangible assets-net................................     413.2      225.0
  Deferred charges and other noncurrent assets.........  106.1
                                                             45.9
                                                         ---------  ---------
  TOTAL ASSETS.........................................  $4,076.7   $2,371.1
                                                         =========  =========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable.....................................  $  149.2   $  141.8
  Due to affiliates within one year....................      40.7      906.7
  Other current liabilities............................     124.1       89.0
                                                         ---------  ---------
  Total current liabilities............................     314.0    1,137.5
  Due to non-affiliates................................      68.6       22.4
  Due to affiliates....................................        -       134.5
  Deferred income taxes................................     197.6      180.4
  Deferred credits.....................................      54.1       17.6
                                                         ---------  ---------
  TOTAL LIABILITIES....................................     634.3    1,492.4
                                                         ---------  ---------
  Commitments and contingencies.

  Minority interests in consolidated
    partnerships and corporations......................     105.1      126.6
                                                         ---------  ---------



  (Continued on next page)

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (Continued)


                                                              December 31,

                                                         --------------------
                                                            1993       1992
                                                         ---------  ---------

                                                        (Dollars in millions,
                                                       except per share amounts)
  Preferred stock ($.01 par value;  50,000,000 shares
    authorized; no shares issued or outstanding).......        -          -
  Common stock ($.01 par value; 1,100,000,000 shares
    authorized; 492,622,960 shares issued and
    492,500,000 shares outstanding at December 31,
    1993; 424,122,960 shares issued and 424,000,000
    shares outstanding at December 31, 1992)...........       4.9        4.2
  Additional paid-in capital ..........................   3,719.5    1,051.2
  Accumulated deficit..................................    (387.9)    (308.8)
  Currency translation adjustment......................       0.8        5.5
                                                         ---------  ---------
  TOTAL SHAREHOLDERS' EQUITY...........................   3,337.3      752.1
                                                         ---------  ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........  $4,076.7   $2,371.1
                                                         =========  =========


  The accompanying Notes are an integral part of the Consolidated Financial Statements.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               For the Year Ended December 31,
                                               -------------------------------
                                                  1993       1992      1991
                                                --------- --------- ---------
  PREFERRED STOCK                                   (Dollars in millions)
    Balance at beginning of period............        -         -         -
                                                --------- --------- ---------
    Balance at end of period..................        -         -         -
                                                --------- --------- ---------
  COMMON STOCK
    Balance at beginning of period............  $    4.2  $    4.2    $  4.2
    Shares issued during the period ..........       0.7        -         -
                                                --------- --------- ---------
    Balance at end of period .................       4.9       4.2       4.2
                                                --------- --------- ---------
  ADDITIONAL PAID-IN CAPITAL
    Balance at beginning of period ...........   1,051.2     839.0     767.6
    Equity infusion by parent.................   1,179.8     212.2      71.4
    Net proceeds from stock offering .........   1,488.5        -         -
                                                --------- --------- ---------
    Balance at end of period..................   3,719.5   1,051.2     839.0
                                                --------- --------- ---------
  ACCUMULATED DEFICIT
    Balance at beginning of period............    (308.8)   (210.7)   (128.5)
    Net income ...............................      34.5      10.2      43.1
    Dividends paid to parent..................    (113.6)   (108.3)   (125.3)
                                                --------- --------- ---------
    Balance at end of period..................    (387.9)   (308.8)   (210.7)
                                                --------- --------- ---------
  CURRENCY TRANSLATION ADJUSTMENT
    Balance at beginning of period............       5.5       2.7       1.3
    Gains (losses)............................      (4.7)      2.8       1.4
                                                --------- --------- ---------
  Balance at end of period....................       0.8       5.5       2.7
                                                --------- --------- ---------
  TOTAL SHAREHOLDERS' EQUITY..................  $3,337.3  $  752.1   $ 635.2
                                                ========= ========= =========
  COMMON SHARES OUTSTANDING (in millions)
    Balance at beginning of period............     424.0     424.0     424.0
    Shares issued during the period...........      68.5        -         -
                                                --------- --------- ---------
    Balance at end of period..................     492.5     424.0     424.0
                                                ========= ========= =========

  The accompanying Notes are an integral part of the Consolidated Financial Statements.

                    AIRTOUCH COMMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Year Ended

                                                         December 31,
                                                 --------------------------
                                                   1993     1992     1991
                                                 -------- -------- --------
  CASH FROM (USED FOR) OPERATING ACTIVITIES:       (Dollars in millions)
  Net income.................................    $  34.5   $ 10.2   $ 43.1
  Adjustments to reconcile net income for items
    currently not affecting operating cash flows:
      Depreciation and amortization..........      174.2    143.4    130.0
      Deferred income taxes..................       15.5     36.0     33.5
      Minority interests in net income of
        consolidated partnerships and
        corporations.........................       46.4     45.5     45.2
      Equity in net (income) loss of
        unconsolidated partnerships and
        corporations.........................      (32.9)    (2.6)     5.9
      Gain on sale of telecommunications
        interests............................       (3.8)      -     (26.0)
      Distributions received from equity
        investments..........................       42.2     17.0       -
      Loss on sale of property, plant, and
        equipment............................        7.2      3.9      4.1
      Loss from retirement of debt...........         -      12.7       -
      Cumulative effect of accounting change
        for income taxes.....................         -     (27.9)      -
      Cumulative effect of accounting change
        for postretirement costs.............        9.1       -        -
      Changes in assets and liabilities:
        Accounts receivable-net..............      (30.3)   (21.8)   (21.1)
        Other current assets and receivables.      131.8   (126.8)   (10.8)
        Deferred charges and other noncurrent
          assets.............................        3.1     47.7    (49.4)
        Accounts payable and other current
          liabilities........................       18.0     62.4     17.8
        Deferred credits and other
          liabilities........................       24.7     (0.8)    (3.2)
                                                 -------- -------- --------
  CASH FROM OPERATING ACTIVITIES.............      439.7    198.9    169.1
                                                 -------- -------- --------
  CASH FROM (USED FOR) INVESTING ACTIVITIES:
  Additions to property, plant, and equipment     (226.3)  (233.0)  (234.8)
  Proceeds from sale of property, plant,
    and equipment............................        9.5      7.6     20.3
  Proceeds from sale of telecommunications
    interests................................        4.3      8.1     37.4
  Capital contributions to unconsolidated
    partnerships and corporations............     (123.8)  (135.0)   (93.8)


  (Continued on next page)

                    AIRTOUCH COMMMUNICATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                For the Year Ended December 31,
                                                -----------------------------
                                                   1993      1992      1991
                                                --------- --------- ---------
  Cost of acquiring telecommunications             (Dollars in millions)
  interests:
    Cellular Communications, Inc.............        (9.9)    (92.2)    (89.7)
    Wichita and Topeka Cellular..............      (100.0)       -         -
    NordicTel Holdings AB....................      (153.0)       -         -
    Other ...................................        (0.2)     (6.6)    (36.5)
  Purchase of short-term investments.........      (814.0)       -         -
  Other investing activities.................       (28.0)    (40.8)    (33.1)
                                                --------- --------- ---------
  CASH USED FOR INVESTING ACTIVITIES.........    (1,441.4)   (491.9)   (430.2)
                                                --------- --------- ---------
  CASH FROM (USED FOR) FINANCING ACTIVITIES:
  Retirement of notes and obligations
    payable..................................       (1.0)    (100.7)     (0.8)
  Retirement of long-term debt from affiliate     (234.5)        -         -
  Distributions to minority interests in
     consolidated partnerships and
     corporations............................      (30.3)     (41.5)    (28.1)
  Contributions from minority interests in
     consolidated partnerships and
     corporations............................        2.8        3.3      10.2
  Dividends paid to parent...................     (113.6)    (108.3)   (125.3)
  Increase (decrease) in short-term
     borrowings from affiliates..............     (773.1)     275.5     351.3
  Proceeds from non-current affiliate
     borrowings..............................         -        85.0      40.0
  Proceeds from issuing long-term debt.......       13.8        1.2      11.3
  Proceeds from stock offering...............    1,489.2         -         -
  Equity infusion by parent..................    1,179.8      212.2      71.4
  Issuance of loan to affiliate..............       (6.8)     (30.0)    (79.4)
  Loan repayments from affiliate.............      106.5       5.5        4.2
  Other financing activities.................       (1.5)     (9.1)      (0.2)
                                                --------- --------- ---------
  CASH FROM FINANCING ACTIVITIES.............    1,631.3      293.1     254.6
                                                --------- --------- ---------
  INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS.........................      629.6       0.1   (6.5)
  BEGINNING CASH AND CASH EQUIVALENTS........       17.1      17.0   23.5
                                                --------- --------- ---------
  ENDING CASH AND CASH EQUIVALENTS...........   $  646.7    $  17.1   $  17.0
                                                ========= ========= =========

  The accompanying Notes are an integral part of the Consolidated Financial Statements.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

  AirTouch Communications (the "Company"), formerly PacTel Corporation, and its subsidiaries provide wireless telecommunications services in the United States, Europe, and Asia. The Company is a holding company. Its principal subsidiaries are AirTouch Cellular, AirTouch Paging, AirTouch International, and PacTel Teletrac. These subsidiaries principally provide cellular, paging, and vehicle location services.

  The Company is an 86.1% owned subsidiary of Pacific Telesis Group ("Telesis"), a reporting company under the Securities and Exchange Act of 1934 that also owns Pacific Bell and Nevada Bell, its local telephone companies. In December 1992, Telesis announced that its Board of Directors had approved a plan to separate its wireless telecommunications operations from its other businesses (principally Pacific Bell and Nevada Bell) through a distribution to its shareowners of all of the Common Stock of the Company (the "spin-off") held by Telesis. For further discussion see Note B.

  The Consolidated Financial Statements include the accounts of the Company and its subsidiaries and partnerships in which the Company has controlling interests. All significant intercompany balances and transactions have been
  eliminated.  Prior  periods  have   been  revised  to  agree  with   the  1993
  presentation format. Equipment sales and cost of equipment are now both presented in the revenue section of the income statements. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles applicable in the United States.

  CASH AND CASH EQUIVALENTS

  All highly liquid monetary instruments with original maturities of ninety days or less from the date of purchase are considered to be cash equivalents.

  FINANCIAL INSTRUMENTS

  Short-term   investments  consist  principally   of  highly  liquid  financial
  instruments with original maturities in excess of three months and are carried at cost, which approximates market.

  Market value gains and losses on financial instruments that are designated and effective as hedges of foreign currency commitments and net investments are deferred to the extent that the financial instrument is equal to or less than the underlying commitment or investment. The cash that is received from or used for the hedges is reflected as an investing activity in the statements of cash flows.

  FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

  Results of operations for foreign investments are translated using average exchange rates during the period, while assets and liabilities are translated using end-of-period rates. The resulting net exchange gains or losses are accumulated in a separate section of shareholders' equity titled "Currency translation adjustment." Gains and losses resulting from foreign currency transactions are generally included in operations.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  PROPERTY, PLANT, AND EQUIPMENT

  Assets of businesses purchased are recorded at their fair values at the date of acquisition. All other property, plant, and equipment are recorded at cost. Depreciation is computed using the straight-line method over the related assets' estimated useful lives ranging from three to forty years except land, which is not depreciated (see Note C). Gains and losses on disposals are included in income at amounts equal to the difference between net book value of the disposed assets and proceeds received upon disposal. Expenditures for replacements and betterments are capitalized, while expenditures for maintenance and repairs are charged against earnings as incurred.

  FCC LICENSES

  The Federal Communications Commission ("FCC") issues licenses that enable cellular carriers to provide service in specific Cellular Geographic Service Areas. A cellular license is issued conditionally for ten years. The FCC has stated that "a renewal expectancy would be awarded to a cellular licensee if, during the past ten-year term, it had substantially complied with applicable commission rules, policies, and the Communications Act; and not otherwise engaged in substantial relevant misconduct." Historically, the FCC has granted license renewals routinely. The Company believes it has complied and intends to continue to comply with these standards and is amortizing the related costs using the straight-line method over forty years. FCC licenses acquired by the Company through business combinations are stated at appraised values as of the date of acquisition and amortized using the straight-line method over forty years. The Company also has FCC licenses for its paging and vehicle location operations. Amortization is computed on a straight-line basis over periods ranging from twenty to forty years.

  LICENSE APPLICATION COSTS

  Costs associated with international license applications for telecommunications services are expensed as incurred. Once the license is granted, the Company capitalizes and amortizes these costs using the straight-line method over the term of the license.

  SUBSCRIBER LISTS

  Subscriber lists acquired through business combinations are stated at appraised values as of the date of acquisition. Amortization is computed using the straight-line method over estimated useful lives of up to thirty-six months.

  GOODWILL

  The excess of the purchase price paid over the fair value of net assets acquired in business combinations is recorded as goodwill and is amortized using the straight-line method over twenty to forty years.

  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS AND CORPORATIONS

  The equity method is used to account for all domestic cellular markets and international consortia in which the Company has significant influence but is

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  not the controlling or managing general partner, even though the ownership percentage may be less than 20%. Limited partnership interests and joint ventures in which the Company does not have significant influence are accounted for using the cost method.

  EARNINGS PER SHARE

  Earnings per share are calculated by using weighted average common shares outstanding.

  INCOME TAXES

  Effective  January 1,  1992,  the Company  adopted  new accounting  rules  for accounting for income taxes (see Note H) which require the use of the liability method of accounting for deferred income taxes. As permitted under the new rules, prior years' financial statements have not been restated. Use of the new rules resulted in a $59.8 million tax benefit to 1992 earnings. Of this amount, $32.0 million is included in "Equity in net income (loss) of unconsolidated partnerships and corporations-international" and $27.9 million is reported within "Cumulative effect of accounting change for income taxes." These amounts were offset by $0.1 million included in "Income Taxes." Deferred income taxes are provided to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, income tax loss carryforwards and income tax credits. The Company accounts for investment tax credits under the deferral method. The Company is included in the consolidated federal and combined state income tax returns of Telesis (see Note Q).

  OTHER POSTRETIREMENT BENEFITS

  In December 1990, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). The Company currently offers postretirement benefits other than pensions ("postretirement benefits") which are primarily retiree health care and life insurance benefits.

  SFAS 106 requires the Company to change the method of accounting for these postretirement benefits from a cash basis to an accrual basis beginning in 1993 (see Note J). In the first quarter of 1993, the Company recorded a one-time pre-tax expense and liability of $9.1 million for the transition obligation. In addition, the Company recorded $2.0 million pre-tax expense for the periodic SFAS 106 charge for 1993. The income tax benefits related to these expenses totalled $4.4 million.

  OTHER POSTEMPLOYMENT BENEFITS

  In November 1992, the FASB issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). The Company offers workers' compensation, short- and long-term disability benefits, medical benefit continuation, and severance pay. These benefits are paid to former employees not yet retired.

  SFAS 112 requires accrual basis  accounting for these postemployment  benefits

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  to begin no later than January 1, 1994. The Company intends to adopt this standard by the required adoption date. The Company expects that future recorded expense under SFAS 112 (including any cumulative adjustment upon adoption) will not differ materially from expenses recorded using the current method and therefore believes the adoption of SFAS 112 will not have a
  material  impact  on  the  Company's  results  of  operations   and  financial
  condition.



  INVESTMENTS IN DEBT AND EQUITY SECURITIES

  In May 1993, the FASB issued Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The new standard will change the carrying basis for certain equity and debt securities. The Company intends to adopt SFAS 115 in 1994, consistent with the required adoption period. The Company does not expect SFAS 115 to affect materially its financial position or results of operations.

  B.  PLANNED SPIN-OFF

  In December 1992, Telesis announced that its Board of Directors had approved a plan to separate its wireless telecommunications operations from its other businesses (principally Pacific Bell and Nevada Bell, its local telephone companies) through a distribution to its shareowners of all of the common stock of the Company held by Telesis.

  In March 1993, the Company accrued an after tax reserve of $5.0 million related to incremental costs directly attributable to the spin-off. Of such amount, approximately $3.8 million represents estimated costs that will be incurred in connection with the Company's name change, including new signage for the Company's retail and other business locations showing the new name and logo. The remaining $1.2 million represents estimated moving and relocation expenses. All these costs are expected to be incurred only after the spin-off. The Company's operations will continue to function under its current structure. Accordingly, the Company does not expect to write down any assets as a result of the spin-off.

  In March 1994, Telesis announced that its Board of Directors had given final approval to the spin-off of the Company, which will occur April 1, 1994. On the spin-off date, Telesis will distribute to its shareowners all common shares of the Company it holds.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  C.  Property, Plant, and Equipment

  Property, plant, and equipment consists of the following:

                                                          December 31,
                                          Depreciable --------------------
                                             Lives       1993       1992
                                          ----------- --------- ----------
                                                (Dollars in millions)
  Property, plant, and equipment:
     Land and buildings...................  5-40 years $  128.2  $  140.1
     Cellular plant and equipment.........  5-15 years    647.3     587.1
     Pagers, paging terminals,
       and other paging equipment.........  3-15 years    165.0     138.6
     Office furniture and
       other equipment....................  3-7 years     172.8     163.7
  Construction in progress................                 62.2      69.3
                                                       --------- ---------
                                                        1,175.5   1,098.8
  Less: accumulated depreciation..........                433.4     373.1
                                                       --------- ---------
                                                       $  742.1  $  725.7
                                                       ========= =========

  Depreciation and amortization expense relating to property, plant, and equipment for the years ended December 31, 1993, 1992, and 1991 was $161.7 million, $132.4 million, and $114.0 million, respectively.

  Commitments for future acquisitions of property, plant, and equipment at December 31, 1993 are approximately $86.1 million and, depending upon final design specifications, could reach approximately $104.1 million.

  D.  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS AND CORPORATIONS

  Interests  owned   in  cellular   and  other  telecommunications   systems  of
  unconsolidated partnerships and corporations are as follows:

                                                          December 31,
                                                      --------------------
                                                         1993       1992
                                                      ---------  ---------

                                                     (Dollars in millions)

  Investments at equity.............................. $1,127.2   $  913.6
  Investments at cost................................     27.3       21.8
                                                      ---------  ---------
                                                      $1,154.5   $  935.4
                                                      =========  =========

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                           December 31,
                                                      --------------------
                                                         1993       1992
                                                      ---------  ---------
  At equity:
                                                    (Dollars in millions)
  Centel Cellular Company of Nevada
    Limited Partnership (Las Vegas, Nevada)...........     28%        28%
  Metroplex Telephone Company (Dallas/Fort Worth,
    Texas)............................................      -         34%
  Tucson Cellular Telephone Company (Tucson, Arizona).      6%         6%
  New Par (Ohio/Michigan).............................     50%        50%
  Telecel Comunicacoes Pessoais, S.A. (Portugal)......     23%        23%
  Mannesmann Mobilfunk GmbH (Germany).................     29%        28%
  Tokyo Digital Phone Co. (Japan).....................     15%        15%
  Kansai Digital Phone Co. (Japan)....................     13%        13%
  Central Japan Digital Phone Co. (Japan).............     13%        13%
  Telechamada-Servico de Chamada de Pessoas,
    S.A. (Portugal)...................................     23%        23%
  Sistelcom, S.A. (Spain).............................     25%        25%
  Cellular Communications, Inc. (Ohio/Michigan).......     12%        12%
  Nevada RSA2 Ltd. Partnership (Lander, Nevada).......     50%        50%
  Muskegon Cellular Partnership (Muskegon, Michigan)..     41%        41%
  CMT Partners (California, Texas, Missouri, and
    Kansas)...........................................     50%         -
  Omnicom, S.A. (France)..............................     19%         -

  In May 1993, the Company purchased an additional 0.75% interest in Mannesmann Mobilfunk GmbH ("MMO").

  Cellular Communications, Inc. ("CCI") represents the only equity method investment for which a quoted market price is available. At December 31, 1993, the market value of this investment was $235.8 million, compared to the Company's recorded net investment of $174.2 million. The Company has the right to purchase the remainder of CCI at a price reflecting private market value (see Note E).

  CMT Partners was formed in September 1993 and the Metroplex Telephone Company was one of the investments contributed by the Company in the formation of this partnership (see Note E).
                                                          December 31,
                                                      --------------------
                                                         1993       1992
                                                      ---------  ---------
  At cost:
    Fresno MSA Limited Partnership (Fresno,
      California)...................................        1%         1%
    GTE Mobilnet of California Limited Partnership
      (Salinas, Santa Cruz, and Santa Rosa,
      California)...................................        -          3%
    GTE Mobilnet of Santa Barbara Limited Partnership
      (Santa Barbara, California)...................       10%        10%
    Cal-One Cellular Limited Partnership (Eureka,
      California)...................................        6%         6%
    IDC (Japan).....................................       10%        10%
    Qualcomm (San Diego, California)................        1%         1%

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


  Qualcomm represents the only cost method investment for which a quoted market price is available. At December 31, 1993, the market value of this investment was $10.6 million compared to the Company's recorded net investment of $2.0 million.

  Condensed combined financial information for unconsolidated partnerships and corporations accounted for under the equity method is summarized as follows:

                                                  December 31,
                                   ---------------------------------------
                                           1993                1992
                                   ------------------- -------------------
                                              Inter-              Inter-
                                   Domestic  national  Domestic  national
                                   --------- --------- --------- ---------

                                             (Dollars in millions)

  Current assets................   $  350.4  $  370.0  $  289.1  $  250.0
  Noncurrent assets.............    1,513.7   1,631.5   1,102.8     923.4
  Current liabilities...........     (116.3)   (373.0)    (81.6)   (228.9)
  Noncurrent liabilities........     (420.1)   (630.8)   (341.4)    (30.2)
  Redeemable preferred stock....         -         -      (32.7)        -
                                   --------- --------- --------- ---------
  Total partners' and
    shareholders'capital........   $1,327.7  $  997.7  $  936.2  $  914.3
                                   ========= ========= ========= =========
  Total partners' and
    shareholders'capital........   $1,327.7  $  997.7  $  936.2  $  914.3
  Other partners' and
    shareholders' share of
    capital.....................      753.4     732.8     554.2     679.6
                                   --------- --------- --------- ---------
  Company share of capital......      574.3     264.9     382.0     234.7
  Goodwill and other intangible
    items.......................      255.8      32.2     273.6      23.3
                                   --------- --------- --------- ---------
  Equity investments in
    unconsolidated partnerships
    and corporations............   $  830.1  $  297.1  $  655.6  $  258.0
                                   ========= ========= ========= =========

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                      For the Year Ended December 31,
                       --------------------------------------------------------
                                 1993             1992            1991
                       --------------------------------------------------------
                                    Inter-             Inter-           Inter-
                       Domestic  national  Domestic national Domestic  national
                       --------  --------  -------- -------- --------  --------
                                        (Dollars in millions)
  Net operating
    revenues.......... $ 697.5   $ 527.7   $501.6   $ 75.9   $338.8     $  2.2
  Cost of revenues....   223.0     194.7    154.6     97.8    125.2       32.0
                       --------  --------  -------- -------- --------  -------
  Gross profit (loss).   474.5     333.0    347.0    (21.9)   213.6     (29.8)
  Selling, general,
    administrative,
    and other expenses,
    net...............   277.3     555.8    226.2    244.7    178.1       53.9
  Interest expense
    (income)..........    10.8      10.7    11.8     (20.3)    11.7     (10.8)
  Income tax expense
    (benefit).........     6.5     (93.3)     2.2   (114.0)      -         -
                       --------  --------  -------- -------- --------  -------
  Income (loss) before
    accounting change.   179.9    (140.2)   106.8   (132.3)    23.8    (72.9)
  Cumulative effect of
    accounting changes     8.5        -        -      51.4       -         -
                       --------  --------  -------- -------- --------  -------
  Net income (loss)...  $188.4   $(140.2)  $106.8   $(80.9)  $ 23.8   $(72.9)
                       ========  ========  ======== ======== ========  =======
  Net income (loss)...  $188.4   $(140.2)  $106.8   $(80.9)  $ 23.8    $(72.9)
  Other partners' and
    shareholders'share
    of net income
    (loss)............   110.4    (103.5)    60.0   (56.6)      5.2     (51.8)
                       --------  --------  -------- -------- --------  -------
  Company share of
    net income (loss).   78.0      (36.7)    46.8    (24.3)    18.6    (21.1)
  Cumulative effect of
    accounting change
    for income taxes
    recorded by the
    Company...........     -          -        -      (13.7)     -         -
  Amortization of
    goodwill and other
    intangible items..   (7.6)      (0.8)    (5.7)     (0.5)   (3.1)    (0.3)
                       --------  --------  -------- -------- --------  -------
  Equity in net income
    (loss) of
    unconsolidated
    partnerships and
    corporations......  $ 70.4    $(37.5)   $ 41.1    $(38.5) $ 15.5   $(21.4)
                       ========  ========  ======== ======== ========  =======

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Goodwill  and other intangible items are amortized primarily over forty years.
  Anticipated  future   international  capital  calls  are   $140.7  million  at
  December 31, 1993.

  CCI adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") effective January 1, 1993. The Company's portion of the increase to CCI's net income from adoption was approximately $1.0 million.

  E.  JOINT VENTURES AND ACQUISITIONS

  CELLULAR COMMUNICATIONS, INC.

  On August 1, 1991, the Company and CCI combined their cellular telephone interests in Ohio and Michigan by forming an equally owned joint venture ("New Par"). The Company also purchased an initial ownership interest in CCI of approximately 5% for $39 per share, or approximately $90.0 million including related acquisition costs. During 1992 the Company increased its holding in CCI to approximately 12% through open-market purchases of stock. Both the Company's joint venture interest in New Par and its purchase of CCI shares are accounted for under the equity method. The investment in net assets contributed by the Company to the joint venture has been recorded at the same net book value reflected in the Company's consolidated accounts prior to closing (see Note S).

  The Company and CCI have entered into an agreement (the "Merger Agreement") under which CCI will, in October 1995, offer to redeem up to 10.04 million shares of its redeemable stock at $60 per share (the "Mandatory Redemption Obligation" or "MRO"). The Company is obligated to purchase from CCI at such price a number of newly issued shares of stock equal to the number of shares purchased by CCI in the MRO. At the same time, the Company is obligated to purchase from CCI shares or stock options representing in the aggregate approximately 2.4 million shares at a price of $60 per share, less the exercise price in the case of stock options. Pursuant to the Merger Agreement, the Company initially acquired approximately 5% of CCI and obtained the right to acquire all of CCI's remaining equity in stages over the next several years.

  Beginning in August 1996, the Company has the right, by causing CCI to redeem all of its redeemable stock not held by the Company (the "Redemption"), to acquire CCI, including its interests in New Par and such other CCI assets and related liabilities as the Company and CCI may agree upon, at a price per share that reflects the appraised private market value of New Par (and such other CCI assets and related liabilities as the Company and CCI agree shall be retained) determined in accordance with an appraisal process set forth in the Merger Agreement.

  The Company has the opportunity to evaluate up to three different appraisal values during the 18-month period beginning in August 1996, prior to determining whether to cause the Redemption. The Company will finance the Redemption by providing to CCI any necessary funds.

  In the event that the Company does not exercise its right to cause the Redemption, CCI is obligated to commence promptly a process to sell itself (and, if directed by the Company, the Company's interest in New Par). In the

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  event that the Company does not direct CCI to sell the Company's interest in New Par, such partnership dissolves and the assets are returned to the contributing partner. CCI may, in the alternative, purchase the Company's interest in CCI or CCI and New Par, as the case may be, at a price based upon their appraised values determined in accordance with the Merger Agreement. If CCI or its interest in New Par is sold within certain specified time periods not to exceed two years for a price less than the appraised private market value, the Company is obligated to pay to each other CCI stockholder a specified percentage of such shortfall.

  In connection with the CCI transaction, Telesis delivered a letter of responsibility in which it agreed, among other things, to continue to own a controlling interest in the Company. Telesis and CCI have agreed to the termination of such letter of responsibility at the time that Telesis no longer has a controlling interest in the Company in exchange for the provision by the Company of substitute credit assurance, consisting of a $600 million letter of credit and a pledge of up to 15% of CCI's shares on a fully diluted basis, for the Company's obligations in connection with the MRO and for the payment of any make-whole obligation, respectively (see Note R).

  MCCAW CELLULAR COMMUNICATIONS, INC.

  In September 1993, the Company and McCaw Cellular Communications, Inc. ("McCaw") contributed their respective cellular operations in San Francisco, San Jose, Dallas, Kansas City (Missouri/Kansas) and certain adjoining areas to a joint venture with equal ownership by each company. The new venture ("CMT Partners") manages two large cellular regional networks covering an estimated population of 9.2 million people. (The Company previously had operations covering an estimated population of 4.5 million people in the joint venture service area.) In a related transaction, the Company purchased McCaw's Wichita and Topeka systems for $100.0 million.

  PACTEL TELETRAC

  PacTel Teletrac ("Teletrac"), a start-up company offering vehicle location services in six markets in the United States, is 51% owned by the Company, and thus its operations are consolidated with the Company. Effective March 31, 1992, Teletrac exercised its option to acquire all of the assets of
  International Teletrac Systems ("ITS"). The acquisition price was $9.5 million to be paid over two years and the creation of a $69.7 million "preferred capital account," for the benefit of ITS, which Teletrac accounted for as long-term debt. This amount was netted with a $20.2 million receivable from ITS and was reflected as $49.5 million long-term debt in the Consolidated Balance Sheet at December 31, 1992 (see Note G). This $49.5 million debt has since been retired. Additionally, the Company's 49% partner in Teletrac provided ITS with a 24% ownership interest in Teletrac, and, as a part of the purchase agreement, Teletrac credited ITS' capital account $2.5 million.

  Prior to the March 31, 1992 acquisition of ITS' assets, Teletrac had no ownership interest in ITS. However, the Company had an obligation through Teletrac to ITS' lender, who had funded the substantial operating losses of ITS. Because of this obligation, Teletrac has consolidated ITS for all periods presented.

  Through December 31, 1993, the Company had advanced Teletrac a total of $170.5

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  million for ongoing operating expenses, of which $91.0 million was advanced in 1993. Teletrac pays interest quarterly at Wells Fargo's prime rate plus 2%. Advances issued prior to May 29, 1992 have a three-year term with an option to extend for up to an additional five years. Advances issued after May 29, 1992 have a six-year term. The Company can convert the advances into additional equity interests in Teletrac or Teletrac's corporate successor. The conversion rate may be based on an appraised price or a percentage of the price of stock issued in an initial public offering for Teletrac's corporate successor. Such initial public offering, which may be solely elected by the shareholders of the minority partner of Teletrac, must generally occur prior to March 31, 1995.

  NORDICTEL

  In October 1993, the Company acquired a 51% interest in NordicTel Holdings AB ("NordicTel"), one of three providers of global digital services in Sweden, for $153.0 million. The Company also contributed $5.4 million to NordicTel's equity capital. The Company also holds an option exercisable between July 1 and September 30, 1994, to purchase an additional 6.75% of NordicTel's equity for approximately $20.0 million.

  PRO FORMA RESULTS (UNAUDITED)

  The unaudited pro forma data for significant acquisitions occurring in 1993 include the results of the Company, Wichita, Topeka, NordicTel, and the Company's share of the results of CMT Partners. The results listed below reflect purchase method accounting adjustments assuming the acquisitions occurred at the beginning of each year presented. The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods and are not necessarily indicative of the results of future operations.


                                                        December 31,
                                                    -------------------
                                                      1993      1992
                                                    --------- ---------
                                                    (Dollars in millions,
                                                  except per share amounts)

  Net operating revenues..........................    $844.3    $645.6
  Income (loss) before extraordinary item and
      cumulative effects of accounting changes....    $ 15.4    $(33.9)
  Net income (loss)...............................    $  9.8    $(13.6)
  Net income (loss) per share before extraordinary
      item and cumulative effects of accounting
      changes.....................................    $ 0.04    $(0.08)

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  F.  INTANGIBLE ASSETS

  Intangible assets consist of the following:

                                                        December 31,
                                                    -------------------
                                                      1993      1992
                                                    --------- ---------
                                                   (Dollars in millions)
  FCC licenses, at cost, less accumulated
    amortization of $36.9 and $26.8 for 1993
    and 1992, respectively.......................    $143.7     $ 163.8
  Goodwill, at cost, less accumulated
    amortization of $8.4 and $8.0 for 1993 and
    1992, respectively...........................     262.3        45.9
  Other intangible assets, at cost, less
    accumulated amortization of $9.6 and $20.3
    for 1993 and 1992, respectively..............       7.2        15.3
                                                   ---------   ---------
                                                    $ 413.2     $ 225.0
                                                   =========   =========

  In 1993 goodwill increased approximately $133.7 million as a result of purchasing NordicTel in October 1993, and approximately $85.7 million as a result of purchasing McCaw's cellular systems in Wichita and Topeka in September 1993 (see Note E for further discussion).

  Amortization expense relating to intangible assets for the years ended December 31, 1993, 1992, and 1991 was $12.5 million, $11.0 million, and $16.0 million, respectively.

  G. DEBT

  DUE TO AFFILIATES WITHIN ONE YEAR

  Amounts due to affiliates at December 31, 1993 consisted principally of accounts payable and accrued liabilities. Amounts due to affiliates within one year at December 31, 1992 of $906.7 million were primarily promissory notes bearing interest at variable rates which averaged 6.1% during 1993 and 5.7% during 1992. Included in this amount were accounts payable and accrued liabilities totalling $33.3 million at December 31, 1992.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  NON-CURRENT BORROWINGS DUE TO AFFILIATES

  Non-current borrowings due to affiliates are as follows:

                                                        December 31,
                                                    -------------------
                                                      1993      1992
                                                    --------- ---------
                                                    (Dollars in millions)

  Variable rate note payable relating to the
    CCI transaction. Interest averaged 6.1% during
    1993 and 5.7% during 1992 and was payable
    semi-annually. Principal was originally
    due in 1997.  This note was redeemed in
    1993..........................................        -     $  85.0

  Variable rate note payable relating to the
    Teletrac transaction with interest payable
    quarterly at prime plus 3%.  Principal
    originally due in 1995 and 1996.  This note
    was redeemed in 1993 (see related discussion
    in Note E)....................................        -        49.5

  Variable rate note payable which matured
    September 25,1993. Interest averaged 6.1%
    during 1993 and 5.7% during 1992 and was
    payable semi-annually.........................        -       100.0
                                                    ---------  ---------
                                                          -       234.5
  Less portion due within one year................        -       100.0
                                                    ---------  ---------
                                                          -     $ 134.5
                                                    =========  =========

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  NON-CURRENT BORROWINGS DUE TO NON-AFFILIATES

  Non-current borrowings due to non-affiliates are as follows:

                                                        December 31,
                                                    -------------------
                                                      1993      1992
                                                    --------- ---------
                                                   (Dollars in millions)
  Variable rate revolving credit facility
    expiring in 1998.  The credit available
    under this agreement, approximately
    $51 million, supports a NordicTel purchase
    contract.  Principal and interest are due
    in ten equal semi-annual installments
    beginning in June, 1994.  Amounts repaid,
    except prepayments, are available for
    redrawing. The draw-down period for the
    additional advances commences on January 1,
    1994 and ends on December 31, 1997*.............    $50.1        -

  Notes (two) payable to a bank.  The first note,
    which has two draw-downs, matures May 30, 1999,
    and had interest rates of 5.4% for the first
    draw-down and 7.2% for the second draw-down;
    semi-annual interest payments began
    November 30, 1993.  The second note matures
    June 10, 2001, with an interest rate of 7.5%;
    semi-annual interest payments begin
    December 10, 1995.  Balances are payable in
    full at maturity **.............................    24.1    $20.7

  Various other notes and obligations...............     4.7      2.1
                                                    ---------  --------
                                                        78.9     22.8
  Less portion due within one year..................    10.3      0.4
                                                    ---------  --------
                                                       $68.6    $22.4
                                                    =========  ========

  -------------------------
  * Terms of the note prevent NordicTel from making distributions/ repayments or interest payments on its common stock or on shareholders' contribution until at least 50% of the credit has been repaid. Such distributions / repayments or interest payments can be made only if the funds available for such payment exceed $24.0 million and only from funds in excess of that amount. In addition, all of the outstanding shares of NordicTel have been pledged as collateral until the credit has been repaid in full. The lender also holds as collateral a chattel mortgage on NordicTel's principal subsidiary. The total amount of chattel mortgages outstanding at December 31, 1993 was approximately $39.0 million.

  ** Under the terms of both notes, prepayment of the entire outstanding balance may be made after May 1994 at a premium of 0.25% of the amount payable. Terms of the notes require Telesis to retain 51% of the

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       ownership   of   AirTouch   International,   formerly   Pacific   Telesis
       International. The Company has been granted a temporary waiver of this restriction and continues to renegotiate this restriction.

  Maturities of non-current borrowings due to non-affiliates are as follows:

                                                        December 31, 1993
                                                       -------------------
                                                      (Dollars in millions)
  Maturities:
       1995.............................................       $13.2
       1996.............................................        10.0
       1997.............................................        10.0
       1998.............................................        10.0
       1999.............................................        17.6
       Thereafter.......................................         6.4
                                                              -------
                                                                67.2
  Long-term capital lease obligations...................         1.4
                                                              -------
                                                               $68.6
                                                              =======
  LINES OF CREDIT

  The Company has various lines of credit with certain banks. For the most part, these arrangements do not require compensating balances or commitment fees and, accordingly, are subject to continued review by the lending institutions. At December 31, 1993 and 1992, the total unused lines of credit available were approximately $86.2 and $5.0 million, respectively.

  H.  INCOME TAXES

  Effective January 1, 1992, the Company adopted the provisions of SFAS 109. This standard requires companies to record all deferred tax liabilities or assets for the deferred tax consequences of all temporary differences and requires ongoing adjustments for enacted changes in tax rates and laws.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  The components of income tax expense for each year ended December 31, are as follows:
                                                   1993      1992      1991
                                                 --------  --------  --------
                                                     (Dollars in millions)
  Current:
    Federal.....................................   $48.8     $ 1.5     $17.0
    State and other taxes.......................     9.4      (4.4)      6.1
                                                 --------  --------  --------
    Total current...............................    58.2      (2.9)     23.1
                                                 --------  --------  --------
  Deferred:
    Federal.....................................     8.5      19.1      25.1
    Change in federal enacted tax rate..........     4.4        -         -
    State and other taxes.......................    (3.3)      8.4       2.7
                                                 --------  --------  --------
    Total deferred..............................     9.6      27.5      27.8
                                                 --------  --------  --------
  Amortization of investment tax
    credits-net.................................      -       (0.1)     (1.1)
                                                 --------  --------  --------
  Total income taxes............................   $67.8     $24.5     $49.8
                                                 ========  ========  ========

  The Company recorded international tax expense on its consolidated foreign subsidiaries for 1993, 1992, and 1991 of $1.6 million, $1.3 million, and $2.2 million, respectively.

  The net change in the valuation allowance for deferred tax assets was an increase of $1.8 million relating to benefits arising from foreign net operating loss carryforwards of consolidated subsidiaries. At December 31, 1993, the Company had unused tax benefits of $4.8 million related to foreign net operating loss carryforwards. Of this amount, $0.7 million can be carried forward indefinitely and the balance expires at various dates through 2001. The loss before income tax expense on the Company's consolidated foreign subsidiaries was $5.2 million and $1.5 million in 1993 and 1992, respectively. Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows:

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                     1993     1992
                                                   -------- --------
                                                 (Dollars in millions)
  Deferred tax liabilities:
    Depreciation and amortization...............    $124.6   $111.9
    Equity investments..........................      59.0     54.9
    Other.......................................      22.3     19.0
                                                   -------- --------
                                                     205.9    185.8
                                                   -------- --------
  Deferred tax assets:
    Postretirement benefits obligation..........       4.4       -
    Foreign tax benefits in consolidated
      subsidiaries (1)..........................       4.8      3.0
    Equity investments..........................        -       0.2
    Accruals deductible for tax purposes
      when paid.................................      16.0     10.2
    Other.......................................       8.2      4.5
                                                   -------- --------
                                                      33.4     17.9

  Valuation allowance (1).......................      (4.8)    (3.0)
                                                   -------- --------
  Total deferred taxes recorded in
    consolidated balance sheets.................    $177.3   $170.9
                                                   ======== ========

  Current.......................................    $(13.1)  $ (3.5)
  Non-current...................................     190.4    174.4
                                                   -------- --------
  Net deferred tax liabilities..................    $177.3   $170.9
                                                   ======== ========

  (1)  1992 has been revised to agree with the 1993 presentation.

  At December 31, 1993, amounts due to affiliates include $20.6 million for the Company's tax liability to be included in the Telesis consolidated tax returns. At December 31, 1992, amounts receivable from affiliates include
  $101.9 million for the Company's tax losses utilized in the Telesis consolidated tax returns (see Note Q).

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  The components of federal, state, and other deferred income taxes for the year ended December 31, 1991 are as follows (dollars in millions):

  Deferred tax-due to:
    Depreciation and amortization.......................     $26.2
    Interest capitalized................................       1.5
    FCC license adjustment..............................        -
    Partnership income-net..............................       2.8
    Reserves............................................      (0.9)
    State taxes.........................................      (1.6)
    Other...............................................      (0.2)
                                                          ---------
    Total deferred taxes................................     $27.8
                                                          =========

  The reasons for differences each year between the statutory federal income tax rate and the effective income tax rate are provided in the following reconciliations:

                                                    1993      1992      1991
                                                 --------  --------  --------
  Statutory federal income tax rate.............    35.0%     34.0%     34.0%
  Increase (decrease) in taxes resulting from:
     Equity losses of unconsolidated
       partnerships and corporations.............   11.5     101.0       5.6
     ITS losses prior to March 31, 1992..........     -       36.8      10.2
  Nondeductible amortization....................     3.0       4.6       2.6
  Change in deferred taxes due to tax
     rate change.................................    4.1        -         -
  Nondeductible amortization of investment tax
    credits.....................................      -       (0.6)     (1.2)
  State income taxes-net of federal
     tax benefit.................................    3.7      (9.3)      4.7
  Tax on international income...................     1.5       8.9       2.4
  Settlement of litigation......................      -         -       (4.4)
  Other.........................................     4.0      (5.3)     (0.3)
                                                 --------  --------  --------
  Effective income tax rate.....................    62.8%    170.1%     53.6%
                                                 ========  ========  ========

  In July 1993, the German Parliament passed the German Tax Act of 1994 which, among other provisions, decreases the corporate tax rate on distributed earnings effective January 1, 1994. As required by SFAS 109, deferred tax assets recognized by MMO through June 1993 were adjusted downward to reflect the lower tax rate. The Company's share of this adjustment reduced net income by $3.1 million in 1993. The Company's investment balance in MMO, an equity method investee, contains significant deferred tax asset amounts as shown in the attached MMO financial statements and notes thereto.

  At December 31, 1993, deferred tax liabilities relating to cumulative unrepatriated earnings on consolidated foreign subsidiaries totalling $7.3 million were excluded from recognition under SFAS 109, because such earnings are intended to be reinvested indefinitely. Federal income tax expense of $2.6 million would be due if this income were repatriated.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  In August 1993, the United States government enacted the Omnibus Budget Reconciliation Act of 1993 which incorporates new business tax provisions. These include an increase in the corporate tax rate from 34% to 35% retroactive to January 1, 1993. The Company's adjustment for this change reduced net income by $4.4 million in 1993.

  I.  EMPLOYEE RETIREMENT PLANS

  DEFINED BENEFIT PLAN

  The Company provides pension, death, and survivor benefits under a qualified defined benefit plan, the PacTel Corporation Employees Pension Plan, qualified under Section 401(a) of the Internal Revenue Code, which covers employees of the Company and certain subsidiaries. Benefits are based on a percentage of final five-year average pay and vary according to years of service. The accrual of service credit was discontinued on December 31, 1986 for most employees. Certain long-service employees were given the option of continuing to have their service credited under this pension plan in lieu of full participation in the Company's defined contribution plan.

  The Company is responsible for contributing enough to the pension plan to ensure that adequate funds are available to provide benefit payments upon the employee's retirement. These contributions are made to an irrevocable trust fund in amounts determined using the aggregate cost actuarial method, one of the actuarial methods specified by the Employee Retirement Income Security Act of 1974 ("ERISA"), subject to ERISA and IRS limitations.

  A joint venture of Telesis has been treated as a participating employer in the defined benefit pension plan. Approximately 130 joint venture employees who previously were employees of the Company were not included in the Company's pension obligation or plan assets. However, pursuant to recent IRS regulations, the Company determined that its pension obligation and plan assets should include amounts attributable to the joint venture employees. The Company has approved plan changes effective November 1, 1993, requiring pension assets and obligations for the joint venture employees to be included in the footnotes to the financial statements for the year ended December 31, 1993. These actions increased the reported plan assets by $3.7 million and the reported actuarial present value of projected benefit obligations by $2.1 million.

  In November and December of 1993, approximately 85% of the employees at the joint venture who participated in the qualified defined benefit plan elected early retirement or termination benefits from the plan under a program offered by the Company. The 1993 annual pension income in the table below excludes a one-time $3 million net gain recognized for this program, under Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits."

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Annual pension income for each year consisted of the following components:

                                                      1993     1992     1991
                                                    -------- -------- --------
                                                       (Dollars in millions)

  Service cost-benefits earned during the year....   $(0.1)   $(0.3)   $(0.2)
  Interest cost on projected benefit obligations..    (2.6)    (1.6)    (1.1)
  Actual return on assets.........................    10.2      0.6      7.3
  Net amortization and deferral of items subject
    to delayed recognition*.......................    (4.8)     3.4     (3.0)
                                                    -------- -------- --------
  Pension income recognized.......................   $ 2.7    $ 2.1    $ 3.0
                                                    ======== ======== ========

  * Under Statement of Financial Accounting Standard No. 87, "Employers' Accounting for Pensions," ("SFAS 87"), differences between actual returns and losses on assets and assumed returns, which are based on an expected long-term rate of return, are deferred and included with other "unrecognized net gain" (see following table). During 1993, actual returns exceeded assumed returns by $5.8 million. During 1992, actual returns were less than assumed returns by $3.5 million. During 1991, actual returns exceeded assumed returns by $6.3 million. Recognition of these differences has been deferred.

  The amount of annual pension income recognized in 1993, 1992, and 1991 reflects a substantially diminished participant count since inception of the plan (which reduces both service and interest costs) and the effects of strong fund asset performance.

  The following table sets forth the status of the plan's assets and obligations and the amounts recognized in the Company's consolidated balance sheets:

                                                           December 31,
                                                       --------------------
                                                          1993      1992
                                                       ---------  ---------
                                                      (Dollars in millions)

  Plan assets at estimated fair value..............      $68.3      $60.7
  Actuarial present value of projected benefit
    obligations....................................       31.1       28.5
                                                      ---------    ---------
  Plan assets in excess of projected benefit
    obligations....................................       37.2       32.2
  Less items subject to delayed recognition:
    Unrecognized net gain *........................       15.4       18.1
    Unrecognized transition amount **..............        5.3        6.6
    Unrecognized prior service cost................        1.1       (0.3)
                                                      ---------    ---------
  Prepaid pension cost recognized in the
    consolidated balance sheets....................      $15.4      $ 7.8
                                                      =========    =========

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  ----------------------
  * Gains or losses from actual returns on assets different from assumed returns, as well as from demographic experience different from assumed and the effects of changes in other assumptions, are recognized through amortization, over time, when the cumulative gains or losses exceed certain limits.

  ** The $10.2 million excess of the fair value of the plan's assets over projected benefit obligations as of the January 1, 1987 adoption of SFAS 87 is being recognized through amortization over approximately 17 years. Recognition has been accelerated due to the settlement of pension obligations through lump sum benefit payments.

  The assets of the plan are primarily composed of common stocks, United States government and corporate obligations, index funds, and real estate investments. The plan's projected benefit obligations for employee service to date reflect the Company's expectations of the effects of future salary progressions of 5.5% per year. As of December 31, 1993 and 1992, the actuarial present value of the plan's accumulated benefit obligations, which do not anticipate future salary increases, were $26.1 million and $22.0 million, respectively. Of these amounts, $23.2 million and $19.3 million, respectively, were vested. The assumptions used in computing the present values of benefit obligations include a discount rate of 7.5% for 1993 and 8.5% for 1992 and 1991. An 8.0% long-term rate of return on assets was assumed in calculating pension costs in 1993 and 1992.

  DEFINED CONTRIBUTION PLAN

  The Company sponsors a defined contribution plan, the PacTel Corporation Retirement Plan, formerly the Retirement Plan, which covers substantially all full-time employees. The Company's contributions to the AirTouch Communications Retirement Plan are based on a combination of percentage of pay and on matching a portion of employee contributions. The cost recognized for the plan was $12.9 million, $9.8 million, and $5.4 million for 1993, 1992, and 1991, respectively.

  J.  OTHER POSTRETIREMENT BENEFITS

  The Company provides health care benefits for retired employees and their eligible dependents and provides life insurance benefits to retired employees. Employees become eligible for these benefits upon retirement with eligibility for a service pension under the defined benefit pension plan or attainment of "retirement status" under the defined contribution plan. Substantially all retirees and their dependents are covered under the Company's plans for medical, dental, and life insurance benefits. Approximately 50 retirees were eligible to receive benefits as of January 1, 1993. The Company retains the right, subject to applicable legal requirements, to amend or terminate these benefits.

  The  Company currently  pays a  portion of  the cost  of these  benefits, with retirees paying monthly contributions for medical and dental costs based on the individual's family status. Commencing in 1994, the Company has implemented managed care in order to reduce and contain medical costs. The terms of this cost sharing have been reflected in the financial statements. Through 1992, postretirement health care costs were expensed as claims were

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  incurred.   Postretirement life  insurance benefits were  expensed as premiums were paid. The costs of these benefits recognized in 1992 and 1991 were $0.2 million and $0.3 million, respectively.

  On January 1, 1993, the Company implemented SFAS 106 on an immediate recognition basis. The standard requires that the cost of retiree benefits be recognized in the financial statements from an employee's date of hire until becoming eligible for these benefits. Previously, the Company expensed these retiree benefits as they were paid. Immediate recognition of the transition obligation resulted in a one-time, noncash expense of $9.1 million before a tax benefit of $3.5 million. In addition, the periodic expense recognized in 1993 amounted to $2.0 million before a tax benefit of $0.9 million. The $2.0 million is an increase of $1.9 million over the amount that would have been expensed during the period using the previous method of accounting. The projected unit credit actuarial method was used to determine the cost of these benefits.

  A discount rate of 7.5% was used to measure the accumulated postretirement benefit obligation ("APBO") at December 31, 1993. An 8.5% discount rate was assumed in calculating the 1993 net periodic postretirement benefit cost. At December 31, 1993, the other postretirement benefits plans were unfunded.

  The 1993 annual net periodic postretirement benefit cost consisted of the following components :
                                                                  1993
                                                                ---------
                                                      (Dollars in millions)

  Service cost..............................................      $1.2
  Interest cost on accumulated postretirement benefit
    obligation..............................................       0.8
                                                                ---------
  Postretirement benefit cost...............................      $2.0
                                                                =========

  The following table sets forth the funded status of the plans and the amounts recognized in the Company's consolidated balance sheets:

                                                           December 31, 1993
                                                           ---------------
                                                      (Dollars in millions)
  Retirees..............................................        $ 3.5
  Eligible active employees.............................          1.0
  Other active employees................................          7.9
                                                             -------------
  Total accumulated postretirement benefit obligation...         12.4
  Less fair value of plan assets........................           -
  Less unrecognized net loss (1), subject to delayed
    recognition.........................................          1.1
                                                             -------------
  Accrued postretirement benefit obligation in excess
    of plan assets......................................        $11.3
                                                             =============

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  (1) Gains or losses from actual returns on assets different than assumed returns, as well as from demographic experience different than assumed and the effects of changes in other assumptions, are recognized through amortization, over time, when the cumulative gains or losses exceed certain limits.

  A 14% annual increase in health care costs is assumed in 1994 for retirees in the medical network and for those outside the network. The rate of increase is assumed to decline to an ultimate 6% by the year 2002. Should the health care cost trend rate increase by 1% each year, the 1993 impact increases the APBO by $2.1 million and the aggregate of the service and interest cost components of the net period cost by $0.5 million.

  K.  FINANCIAL INSTRUMENTS

  The Company uses various financial instruments that involve off-balance-sheet risk. These include foreign currency swap contracts. These contracts are used to reduce the impact of foreign currency fluctuations on international investments. The Company also engages in forward contracts.

  As of December 31, 1993 and 1992, the Company had outstanding foreign currency swap and forward contracts with face amounts totalling $291.2 million and $354.0 million, respectively, with maturities through November 2001.

  The off-balance-sheet risk in these contracts involves both the risk of a counterparty not performing under the terms of the contract and the risk associated with changes in market value. The counterparties to these contracts are major financial institutions. The Company monitors its positions, the credit ratings of counterparties and the level of contracts the Company enters with any one party. Therefore, the Company believes the likelihood of realizing material losses from counterparty nonperformance is remote. The settlements of these transactions are not expected to have any material adverse effect upon the Company's financial position or results of operations.

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments." The Company uses available market information and appropriate valuation methods to determine fair value amounts. However, considerable judgment enters into estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts that the Company could realize in a current market exchange.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                    December 31,
                                   ------------------------------------------
                                             1993                 1992
                                   ------------------------------------------
                                             Estimated             Estimated
                                    Carrying    Fair     Carrying     Fair
                                     Amount    Value      Amount     Value
                                   ---------- --------- ---------- ----------
                                               (Dollars in millions)
  Assets:
    Cash and cash equivalents.....
                                    $646.7    $646.7        $ 17.1     $ 17.1
    Short-term investments........
                                    $814.0    $814.0            -          -
    Notes receivable..............      -         -         $ 99.8     $ 99.8
    Long-term investments:
      Practicable to estimate
        fair value................  $  2.0    $ 10.6        $  2.0     $  4.9
      Not practicable to estimate
        fair value................  $ 25.3        -         $ 19.8         -

  Liabilities:
    Current obligations...........  $ 12.7    $ 12.7        $878.5     $878.5
    Deposit liabilities...........  $ 22.4    $ 22.4        $ 23.1     $ 23.1
    Long-term debt................  $ 67.2    $ 70.0        $155.7     $155.7

  Off-balance-sheet financial
    instruments-net...............      -     $ 13.8            -      $ 11.0

  Cash and cash equivalents, short-term investments, notes receivable, and current obligations. Carrying amounts are a reasonable approximation of fair value.

  Long-term investments. It is not practicable to estimate the fair value of the Company's investment in several joint ventures since valuations are not available in the current market. Ownership interests in such joint ventures range from 1% to 10% in various cellular companies and a network cable under the Pacific Ocean. Certain of these ventures are in the start-up mode. At December 31, 1993, the Company's ownership interest in these ventures' assets and shareholders' equity was approximately $72.9 million and $3.9 million, respectively. In addition, the Company's ownership interest in 1993 revenues and net loss was $42.3 million and $5.0 million, respectively.

  Long-term debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

  Off-balance-sheet financial instruments. These amounts primarily represent foreign exchange hedge contracts. Fair value is based upon current value in the market for transactions with similar terms. As a result of the planned spin-off, these contracts will be renegotiated. No assurances can be given that similar terms can be obtained.

  Financial guarantees. The Company has letters of responsibility and letters of support for various credit facilities and financing activities of certain of its subsidiaries and affiliates (see Note N). Fair value is based on estimated fees to enter similar agreements. There is no carrying value since

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  fees were not paid originally. As a result of the planned spin-off, these letters of responsibility and letters of support will be renegotiated. No assurances can be given that similar terms can be obtained.

  Telesis has issued various forms of financial support on behalf of the Company. All of these forms of financial support will be renegotiated before the planned spin-off. No assurances can be given that similar terms can be obtained.

  L.  REGULATORY MATTERS

  SPIN-OFF HEARINGS

  In February 1993, the CPUC instituted an investigation of the spin-off for the purpose of assessing any effects it might have on the telephone customers of Pacific Bell. The CPUC identified certain issues for evidentiary hearings, including whether Pacific Bell customers should be compensated as a result of the manner in which cellular research and development had been funded by Telesis' predecessor companies (AT&T and the former Bell System operating telephone companies) and cellular licenses had been granted by the FCC, and whether Pacific Bell customers should be compensated for any continued use of the PacTel name by the Company.

  On November 2, 1993, the CPUC issued a decision in the investigation authorizing Telesis to proceed with the spin-off. Among other things, the decision prohibits the Company and subsidiaries of Telesis from agreeing not to compete after the spin-off and from transferring utility assets, which may include pension funds, out of the California utilities. The CPUC expects Telesis to complete the spin-off in a manner which allows Pacific Bell to compete for PCS licenses. An independent auditor (selected by and under contract to the CPUC) will perform an audit and file a compliance report with the CPUC to ensure that Telesis and the Company have complied with the terms of the separation as described to the CPUC and that the transaction complies with the conditions imposed by the decision and the CPUC's affiliate transaction rules. The Company believes that the audit will not result in any material liability for the Company and that Telesis and the Company will satisfy all conditions in the CPUC decision.

  The CPUC decision was effective immediately. On December 3, 1993, two parties filed applications for rehearing with the CPUC and the CPUC staff filed a petition to modify the decision. On March 9, 1994, the CPUC denied these requests.

  Under California law, judicial review of the CPUC decision is available only by petition for writ of certiorari or review to the California Supreme Court. As the CPUC denied the applications for rehearing, only a party that has filed such an application with the CPUC may file such a petition, which must be filed by early April 1994. One of the parties that urged the establishment of a reserve for compensation has stated that it would seek review of the CPUC decision. The decision whether to grant a petition for a writ of review of a CPUC decision is at the discretion of the California Supreme Court. The Company believes the California Supreme Court would deny a review.

  CELLULAR REGULATION

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  In October 1992, the CPUC issued an order that, among other things: required cellular utilities to adopt a specific accounting methodology to separate wholesale and retail costs; permitted resellers to operate a reseller switch interconnected to the cellular carrier's facilities; mandated the unbundling of certain wholesale rates requiring a cost basis plus a 14.75% rate of return; and directed the Company to divest its reseller operations in the San Francisco Bay Area.

  In May 1993, the CPUC granted a limited rehearing of its October 1992 order. The CPUC agreed to rehear the issues of unbundling wholesale rates and the imposition of a rate of return. Also, the CPUC rescinded the order's requirement that cellular utilities modify the accounting methodology for allocating wholesale and retail costs. The CPUC did not alter, however, the prohibition of a carrier's affiliate from reselling cellular services in the carrier's same markets. As a result, in September 1993, the Company contributed certain of the assets and liabilities of its retail reseller operations in the San Francisco Bay Area to CMT Partners (see Note E).

  In December 1993, the CPUC adopted an Order Instituting Investigation into the regulation of Mobile Telephone Service and Wireless Communications. The CPUC has consolidated the rehearing of the October 1992 decision with the new investigation. The new investigation initiates a review of the Commission's historic policies governing cellular telephone service and proposes to classify cellular carriers as dominant carriers and resellers and new providers of mobile service as non-dominant carriers. The Commission requests comments on alternative frameworks for regulating cellular carriers: (1) price caps at current rates (the existing framework); (2) rate-of-return or cost-based price caps which would result in mandatory price reductions; and
  (3) relaxed regulation. Because the outcome of the CPUC's new investigation is uncertain, the Company cannot estimate the future effects of this investigation.

  GENERAL ORDER 159

  In November 1992, the CPUC staff issued an interim report outlining the partial findings of an investigation into compliance with General Order 159 ("G.O. 159"), which requires prior CPUC approval of cellular facility additions. In January 1993, the Company responded to the report indicating that it contains significant inaccuracies and goes beyond the scope of the CPUC's authority. In April 1993, the CPUC alleged that the Company failed to obtain five required permits and issued an order requesting that the Company show why a particular cellular facility should not be disapproved. Certain of the Company's markets may have taken steps that the CPUC might consider to be construction of cellular facilities prior to filing advice letters with the CPUC and/or might be considered by the CPUC to involve the failure to obtain necessary governmental permits for certain cellular facilities. The Company does not anticipate that sanctions, if any, that may be imposed by the CPUC for any failure to comply with G.O. 159 or to obtain other governmental permits will have a material adverse effect on the Company.



  FCC LICENSE RENEWAL

  The Company has filed an  application for renewal of its Los  Angeles cellular

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  license, whose initial term expired in October 1993. The Company expects that its application will be granted, although an opposing party has filed an informal objection and a petition to deny the Company's application, alleging violations of FCC rules and the Communications Act of 1934. The Company's licenses in San Diego, Detroit, Cleveland and Sacramento expire in October 1994 and all of its other significant domestic cellular licenses expire before the end of 1996. While the Company believes that each of these licenses will be renewed based upon FCC rules establishing a presumption in favor of licensees that have complied with their regulatory obligations during the initial license period, there can be no assurance that any license will be renewed. The licensing authorities in Germany and Portugal have not established any procedures for renewal of the cellular licenses held by MMO and Telecel. Such licenses expire in 2009 and 2006, respectively.

  M. CAPITAL STOCK

  CAPITAL RESTRUCTURING

  In 1993, the Company amended and restated its Articles of Incorporation to include, among other things, the conversion of its existing two classes of no par value common stock into 1,150,000,000 shares of $.01 par value capital stock. In connection with the conversion, the number of common shares outstanding increased from 100,000 to 424,000,000. The Consolidated Financial Statements of prior years have been restated to reflect the new capital structure. The newly authorized capital stock consists of 50,000,000 shares of preferred stock and 1,100,000,000 shares of common stock.

  On December 2, 1993, the Company completed a public offering of 68,500,000 shares of newly issued common stock for proceeds of $1,489.2 million, net of underwriting discounts and direct stock issuance costs. As a result of this offering, the number of common shares outstanding increased from 424,000,000 to 492,500,000.

  COMMON STOCK

  In addition to the 492,500,000 common shares outstanding, a subsidiary of the Company owns 122,960 shares of the Company's common stock. Because the accounting treatment for subsidiary-held shares is similar to that for treasury stock, the subsidiary-held shares are not considered outstanding.

  PREFERRED STOCK

  Of the 50,000,000 authorized shares of preferred stock, 6,000,000 shares have been designated as Series A Participating Preferred Stock. There are no outstanding shares of Series A Participating Preferred Stock. The remaining authorized preferred stock may be issued in one or more series, and the Board of Directors is authorized to designate the series and fix the relative rights, preferences, and limitations of the respective series without any further vote or action of the shareholders.


  SHAREHOLDER RIGHTS PLAN

  In July 1993, the Company's Board of Directors adopted a shareholder rights plan (the "Rights Plan"), which provides for the distribution of rights

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  ("Rights") to holders of outstanding shares of common stock. Except as set forth below, each Right, when exercisable, entitles the shareholder to purchase from the Company one one-hundredth of a share of Series A Participating Preferred Stock at a price of $80 per share, subject to adjustment.

  The Rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group ("Acquiring Party") acquiring or attempting to acquire 10% or more of the Company's common stock. In the event that the Rights become exercisable, each holder of a Right (other than an Acquiring Party) would be entitled to purchase, for the exercise price then in effect, shares of the Company's common stock having a market value at the time of such transaction of two times the exercise price for each Right.

  The Board of Directors, at its option, may at any time after a person becomes an Acquiring Party (but not after the acquisition by such person of 50% or more of the outstanding common stock) exchange on behalf of the Company all or part of the then outstanding and exercisable Rights for shares of common stock at an exchange ratio of one share of common stock for each Right.

  At any time prior to the earlier of the occurrence of either (i) a person becoming an Acquiring Party or (ii) the expiration of the Rights, the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right.

  N. COMMITMENTS AND CONTINGENCIES

  CELLULAR PLUS INC.

  A complaint has been filed in San Diego against the Company's wholly owned subsidiary, AirTouch Cellular ("Cellular"), formerly PacTel Cellular, and another regional telephone company (Cellular's competitor in San Diego), alleging on behalf of agents and dealers that Cellular engaged in price fixing of wholesale and retail cellular service. The outcome of this action is uncertain. Accordingly, no accrual for a contingency has been made. The Company intends to defend itself vigorously in this action and does not expect that any unfavorable outcome will have a material impact on the Company's results of operations or financial condition.

  GARABEDIAN DBA WESTERN MOBILE TELEPHONE COMPANY V. LASMSA LIMITED PARTNERSHIP, ET AL.

  A class action complaint has been filed naming as defendants, among others, Los Angeles Cellular Telephone Company ("LACTC") and the Company, as general partner for Los Angeles SMSA Limited Partnership. The plaintiff alleges that LACTC and the Company conspired to fix the price of wholesale and retail cellular service in the Los Angeles market. The plaintiff alleges damages for the class "in a sum in excess of $100 million." On January 31, 1994, the Company filed a demurrer to the complaint. No discovery had been undertaken as of March 3, 1994. The Company intends to defend itself vigorously. The Company does not anticipate this proceeding will have a material adverse effect on the Company's financial position.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  OTHER

  The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, management does not believe they will have a materially adverse effect on the results of operations or financial position of the Company.

  The Company has no material long-term capital lease obligations or operating leases. Rental expense for the years ended December 31, 1993, 1992, and 1991 was $33.3 million, $31.9 million, and $26.6 million, respectively.

  The Company and Telesis have various letters of responsibility and letters of support for performance guarantees, refundable security deposits and credit facilities of certain subsidiaries and affiliates. These letters of responsibility and letters of support do not provide for recourse to either Telesis or to the Company. Separately, as of December 31, 1993, the Company guaranteed approximately $10.4 million owed by a third party. The Company believes that the likelihood of having to pay under the guarantee is remote.
  A subsidiary of the Company guarantees the liabilities of a third party, for which the subsidiary is indemnified by minority shareholders unaffiliated with the Company. The Company believes it is remote that it will be required to pay under this guarantee.

  Additionally, in August 1993, the Company provided a letter supporting the commercial paper program entered into by Telecel Comunicacoes Pessoais, S.A. in which the Company may be liable for its proportionate share of the loans issued under the program if certain loan covenants are not met. As of December 31, 1993, the potential liability is approximately $6.5 million. The Company believes that the likelihood of having to pay under the letter is remote.

  O.  STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

  COMPENSATION TO EMPLOYEES

  Certain key employees of the Company are eligible for the grant of options to purchase shares of Telesis common stock and stock appreciation rights ("SARs") under the Pacific Telesis Group Stock Option and Stock Appreciation Rights Plan (the "Plan"). The Plan was adopted by Telesis on January 1, 1984.

  Following the spin-off, it is expected that outstanding awards under the Plan as of the record date for the spin-off will be replaced by Company awards (the "Replacement Awards"). For stock options and SARs, it is expected that the Replacement Awards will have the same aggregate exercise prices, cover the same aggregate fair market values of stock and continue the vesting schedules and other conditions for exercise of the Telesis options or SARs they replace. The formula to determine the total number of Replacement Awards to be issued to Company employees is dependent on the respective market values of the Telesis and Company common stock in the 10 trading days prior to the record date associated with the spin-off. As such, the Company cannot accurately determine the number of Replacement Awards that will be outstanding after the spin-off date. The formula is a fraction, with the pre-spin-off market value of Telesis common shares as the numerator and the pre-spin-off market value of the Company's common stock as the denominator, multiplied by the number of Telesis options held by Company employees. At December 31, 1993, Company

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  employees held approximately 1.3 million options on Telesis common stock.

  COMPENSATION TO INVESTMENT ADVISERS

  Telesis and the Company have agreed to the terms of compensation to be paid to Sterling Payot Company, an investment firm that advised Telesis and the Company. The terms require Telesis and the Company to each issue 350,000 SARs to Sterling Payot on the spin-off date. The exercise price for one-half of the Telesis and one-half of the Company SARs is $30 per share and $20 per share, respectively, and the exercise price for the remaining one-half is $36 per share and $24 per share, respectively. The agreement provides that once SARs with an aggregate value of $6 million have been exercised, any remaining SARs expire and may not be exercised. The stock appreciation rights are exercisable for three years from the date of issuance.

  P.  INTERNATIONAL OPERATIONS

  The Company's subsidiary, AirTouch International ("International"), formerly Pacific Telesis International, provides paging services through two companies in Thailand. Company assets in that nation totalled $34.9 million at December 31, 1993, and 1993 revenues and net loss totalled $26.6 million and $2.6 million, respectively.

  International also has substantial investments in consortia that do business in other countries (see Note D). These consortia, for the most part, are start-up businesses that are either in the process of constructing networks or are just beginning operations. One consortium, Mannesmann Mobilfunk GmbH, operates the world's largest digital cellular network. At the end of 1993, the Company had a net investment in this German consortium of $234.2 million. The Company's share of consortium revenues and net loss for 1993 totalled $125.8 million and $20.6 million, respectively.

  In Japan, the Company owns an interest in three ventures that will provide cellular services to various metropolitan areas, including Tokyo and Osaka. At December 31, 1993, the Company's net investment in these consortia totalled $29.8 million. No revenues were recognized for 1993, and the Company's share of the year's net loss was $4.2 million.

  Another consortium, Telecel Comunicacoes Pessoais, S.A., operates a national digital cellular system in Portugal. The Company's net investment in this consortium at the end of 1993 totalled $26.9 million. The Company's share of 1993 revenues and net loss was $14.2 million and $6.3 million, respectively.

  In Sweden, the Company owns a 51% interest in NordicTel, one of three providers of global digital cellular services in Sweden. The Company's assets in NordicTel totalled $77.9 million at December 31, 1993, and 1993 revenues and net loss totalled $1.2 million and $4.2 million, respectively.

  While the Company has chosen not to do business in nations with highly inflationary economies, the Company continues to try to mitigate the effects of foreign currency fluctuations through the use of hedges and local banking accounts.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Q.  RELATED PARTY TRANSACTIONS

  The Company and Telesis' affiliated companies have entered into several transactions and agreements related to their respective businesses. The following represents the material transactions between the Company and Telesis' affiliated companies.

  EQUITY CONTRIBUTIONS

  Telesis provided equity contributions of $1,179.8 million during 1993 prior to the IPO. Equity contributions from Telesis totalled $212.2 million and $71.4 million during 1992 and 1991, respectively.

  ADMINISTRATIVE SERVICES

  The Company obtains certain administrative services and other additional benefits from Telesis. Service costs that are specifically attributable to the Company are directly charged to the Company by Telesis. Other service costs and corporate charges are allocated proportionately among Telesis' subsidiaries, including the Company. The Company believes that the terms of the arrangements determining charges to it by Telesis are reasonable, although there can be no assurance that these terms are or will be as favorable to the Company as could be obtained from unaffiliated third parties. Telesis may be providing administrative services to the Company for up to 90 days after the spin-off.

  In the ordinary course of business, the Company participated in the following transactions with affiliated companies:
                                             For the Year Ended December 31,
                                             -------------------------------
                                                1993       1992      1991
                                             ---------- ---------- ---------
  PROVIDED BY THE COMPANY:                        (Dollars in millions)
    Revenues from cellular services.........   $ 2.7      $ 2.3       $1.8
    Revenues from paging services...........   $ 1.7      $ 1.4       $1.3

  PROVIDED TO THE COMPANY:
    Expenses from telephone services........   $28.5      $29.0      $29.3
    Expenses from administrative, research
    and development, and insurance services.   $16.3      $17.4      $14.3
    Expenses from lending services..........   $19.6      $46.6      $33.1

  CONTEMPLATED AGREEMENTS AND ARRANGEMENTS

  In contemplation of the proposed spin-off, the Company and Telesis have entered into a separation agreement that provides for complete separation of all properties after the spin-off as well as transition agreements that disengage the affairs of the Company and Telesis in an orderly manner.


  INCOME TAX SHARING

  The separation agreement provides that the Company will continue to join in filing consolidated federal income tax returns with Telesis for all taxable periods in which the parties are required or permitted to file a consolidated

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  return. In each taxable period, the Company must pay Telesis an amount equal to the Company's share of the consolidated tax liability based on the Company's separate taxable income and an amount equal to the Company's contribution to Telesis' state tax liability. If the Company were to report a net operating loss for any such year, Telesis would pay an amount equal to its reduction in tax liability attributable to such loss. A similar method of allocation would be applied to state income taxes filed pursuant to a combined return.

  EMPLOYEE BENEFIT ALLOCATION

  The separation agreement provides for the transfer of a limited number of employees' and retirees' accounts between Telesis and the Company and for indemnification against certain claims. Telesis and the Company will exchange such payroll data, service records, tax-related information, and other employee information as may be necessary for the effective administration of their benefit plans and compliance with governmental reporting requirements after the spin-off.

  CONTINGENT LIABILITIES

  In general, the separation agreement will allocate nontax liabilities that become certain after the spin-off and were not recognized in the financial statements according to the origin of the claim and acts by, or benefits to, Telesis or the Company.

  DIVIDEND PAYMENTS

  The Company does not expect to pay cash dividends on its common stock in the foreseeable future.

  Management believes that the consolidated financial statements of the Company, presented herein, reasonably reflect the historical relationships with Telesis and its affiliates and reflect all of the Company's costs of doing business. Management believes that there would not have been any material difference from the amounts presented in the historical financial statements had the Company operated on a stand-alone basis. However, the historical financial statements are not necessarily indicative of future financial condition, results of operations, or cash flows.

  R.  SUBSEQUENT EVENTS

  In January 1994, the Company's cellular services subsidiary signed a definitive agreement to purchase digital cellular network equipment for use in the greater Los Angeles area. The contract is initially valued at approximately $77 million but could reach $130 million by the year 2000 depending upon final system design specifications.

  In February 1994, the Company signed a commitment letter authorizing a major financial institution to proceed with arranging and syndicating a $600 million revolving credit facility. The proposed credit facility, which is subject to the negotiation and execution of a definitive bank loan agreement, would provide the Company with funding for general corporate purposes and with standby letters of credit to support its obligations to purchase additional shares in Cellular Communications, Inc. under the Mandatory Redemption

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Obligation as described in Note E. The new credit facility is anticipated to close on or before the spin-off and would replace an existing letter of responsibility issued by Telesis.

  In February 1994, the Company announced a new corporate name, AirTouch Communications.

  In March 1994, Telesis announced that its Board of Directors had given final approval to the spin-off of the Company which will occur on April 1, 1994.

  S.  ADDITIONAL FINANCIAL INFORMATION
                                                            December 31,
                                                      ---------------------
                                                         1993       1992
                                                      ---------- ----------

                                                      (Dollars in millions)
  Accounts payable:
    Trade.............................................  $110.8     $111.5
    Other.............................................    38.4       30.3

                                                      ---------- ----------
    Total.............................................  $149.2     $141.8
                                                      ========== ==========
  Miscellaneous other current liabilities:
    Accrued taxes ....................................  $ 28.2     $ 18.7
    Advance billings and customer deposits............  $ 22.4     $ 23.1

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                        For the Year Ended
                                                           December 31,
                                                  ----------------------------
                                                    1993      1992        1991
                                                  --------  --------   --------
                                                      (Dollars in millions)
  Miscellaneous income (expense):
    Foreign currency transaction gain (loss).....   $(3.4)   $  2.2   $ (1.4)
    Defined benefit plan settlement gain, net....     3.0        -         -
    Settlement of litigation.....................      -         -       12.0
    Loss on sale of equipment....................      -         -       (3.3)
    Other........................................    (0.1)     (1.2)     (2.1)
                                                  --------  --------  --------
    Total........................................   $(0.5)   $  1.0    $  5.2
                                                  ========  ========  ========

  Wireless services and other revenues:
    Cellular service.............................  $787.0    $681.7    $625.4
    Paging service...............................   148.7     117.9      98.0
    Vehicle location service.....................     4.0       2.4       0.7
    Other revenues...............................    47.6      32.8      25.4
                                                  --------  --------  --------
    Total........................................  $987.3    $834.8    $749.5
                                                  ========  ========  ========

  Advertising....................................  $ 48.4    $ 37.1    $ 26.3
  Property taxes.................................  $ 16.7    $ 20.8    $ 18.5

  Supplemental Cash Flow information:
    Cash payments for:
        Interest, net*...........................  $ 26.4    $ 51.4     $ 37.7
        Income taxes.............................  $ 51.5    $ 16.3     $ 20.5

    Noncash transactions:
        Contribution of assets to CMT Partners
          at book value..........................  $206.0        -         -
        Assumption of liabilities in exchange
          for ITS' net assets....................      -     $ 80.0        -
        Contribution of assets to CCI joint
          venture at book value..................      -         -       $330.0

  -----------------
  * Net of amounts capitalized of $3.7 million, $3.6 million, and $11.6 million for 1993, 1992, and 1991, respectively.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  T.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               (Dollars in millions,
                                             except per share amounts)
                                      ---------------------------------------
  1993                                 First   Second     Third    Fourth

 --------------------------------------------------------------------------
  Net operating revenues...........    $239.1   $259.5    $254.7   $234.7
  Operating income.................    $ 28.2   $ 42.4    $ 47.9   $  9.7
  Income (loss) before cumulative
     effect of accounting change....   $ (2.3)  $ 12.5    $ 15.3   $ 14.6
  Net income (loss)................    $ (7.9)  $ 12.5    $ 15.3   $ 14.6

  Per share data:
     Income (loss) before cumulative
       effect of accounting change..   $(0.01)  $ 0.03    $ 0.04   $ 0.03
     Net income (loss)..............   $(0.02)  $ 0.03    $ 0.04   $ 0.03
- --------------------------------------------------------------------------
  1992                                 First    Second    Third    Fourth
- --------------------------------------------------------------------------
  Net operating revenues...........    $193.1   $203.1    $214.3   $228.0
  Operating income.................    $ 24.2   $ 21.6    $ 25.5   $ 24.6
  Loss before extraordinary
     item and cumulative effect
     of accounting change..........    $ (6.5)  $ (0.4)   $ (0.1)  $ (3.1)
  Net income (loss)................    $ 21.4   $ (8.0)   $ (0.1)  $ (3.1)

  Per share data:
     Loss before extraordinary item
       and cumulative effect of
       accounting change............   $(0.01)  $ 0.00    $ 0.00   $(0.01)
     Net income (loss)..............   $ 0.05   $(0.02)   $ 0.00   $(0.01)
  ==========================================================================

  In 1993, the Company implemented SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The implementation of SFAS
  No. 106 reduced net income by $5.6 million in the first quarter of 1993.

  Effective January 1, 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 increased net income by $27.9 million in the first quarter of 1992. In 1992, the Company prepaid $100 million of long-term debt. The early redemption expense related to the prepayment reduced net income by $7.6 million in the second quarter of 1992.

                        REPORT OF INDEPENDENT ACCOUNTANTS


  Our report on the consolidated financial statements of AirTouch Communications (formerly PacTel Corporation) and Subsidiaries is included on page F-3 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a) 2 of the Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




  /s/ Coopers & Lybrand

  San Francisco, California
  March 3, 1994

                              New Par (A Partnership)
                    Index of Consolidated Financial Statements



                                                                    Page
                                                                    ----
  Report of Independent Auditors ...............................    F-47
  Consolidated Balance Sheets - December 31, 1993 and 1992 .....    F-48
  Consolidated Statements of Income - Years ended
    December 31, 1993 and 1992 and the period from
    August 1, 1991 (inception) to December 31, 1991 ............    F-49
  Consolidated Statement of Partners' Capital - Years
    ended December 31, 1993 and 1992 and the period
    from August 1, 1991 (inception) to December 31, 1991 .......    F-50
  Consolidated Statements of Cash Flows  - Years
    ended December 31, 1993 and 1992 and the
    period from August 1, 1991 (inception) to
    December 31, 1991 ..........................................    F-51
  Notes to Consolidated Financial Statements  ..................    F-53

                          Report of Independent Auditors

  The Partnership Committee
  New Par

  We have audited the accompanying balance sheets of New Par and the related consolidated statements of income, partners' capital and cash flows for the years ended December 31, 1993 and 1992 and for the period from August 1, 1991 (inception) to December 31, 1991. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We  conducted  our  audits  in  accordance  with generally  accepted  auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Par at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for the years ended December 31, 1993 and 1992 and for the period from August 1, 1991 (inception) to December 31, 1991 in conformity with generally accepted accounting principles.


  /s/ Ernst and Young

  Columbus, Ohio
  February 25, 1994

                              New Par (A Partnership)
                            Consolidated Balance Sheets

                                                         DECEMBER 31,

                                                 ----------------------------
                                                     1993           1992
                                                 -------------  -------------
  ASSETS
  Current assets:
    Cash and cash equivalents                     $ 36,845,000   $  6,279,000
    Accounts receivable trade, less allowance
      for doubtful accounts of $4,382,000 (1993)
      and $4,431,000 (1992)                         57,691,000     43,770,000
    Due from affiliates                                 49,000        107,000
    Telephone equipment inventory                    8,149,000      8,225,000
    Prepaid expenses and other current assets        1,866,000      1,785,000
                                                 -------------  -------------
  Total current assets                             104,600,000     60,166,000

  Property, plant and equipment, net               304,548,000    269,734,000
  License acquisition costs, net                   367,063,000    349,692,000
  Other assets, net of accumulated amortization
    of $10,583,000 (1993) and $8,496,000 (1992)     14,190,000     11,830,000
                                                 -------------  -------------
  Total assets                                    $790,401,000   $691,422,000
                                                 =============  =============

  LIABILITIES AND PARTNERS' CAPITAL
  Current liabilities:
    Accounts payable                              $ 18,148,000   $  7,577,000
    Accrued expenses                                14,123,000     17,554,000
    Distribution payable to partners                22,982,000     22,318,000
    Due to affiliates                                1,813,000      1,257,000
    Property and other taxes payable                10,955,000     11,541,000
    Commissions payable                              9,321,000      6,899,000
    Deferred revenue                                11,066,000      8,886,000
                                                 -------------  -------------
  Total current liabilities                         88,408,000     76,032,000

  Commitments and contingent liabilities

  Partners' capital                                701,993,000    615,390,000
                                                 -------------  -------------
  Total liabilities and partners' capital         $790,401,000   $691,422,000
                                                 =============  =============




  See accompanying notes.

                              New Par (A Partnership)
                         Consolidated Statements of Income


                                                                For the period
                                                                      from
                                                               August 1, 1991

                                 Year ended December 31,       (inception) to

                              ----------------------------       December 31,
                                  1993            1992              1991
                              ------------    ------------      -------------
  REVENUES
  Cellular service            $390,181,000    $311,197,000      $109,961,000
  Telephone equipment sales,
    rental and other            45,668,000      29,135,000         9,245,000
                              ------------    ------------      -------------
                               435,849,000     340,332,000       119,206,000
  COSTS AND EXPENSES
  Cost of telephone
    equipment sold              28,037,000      14,538,000         6,357,000
  Operating expenses            85,575,000      69,818,000        23,952,000
  Selling, general and
    administrative expenses    148,248,000     123,108,000        46,283,000
  Restructuring charges            648,000              --         2,697,000
  Depreciation expense          39,796,000      30,437,000        10,615,000
  Amortization expense          12,950,000      13,572,000         5,484,000
  Depreciation of rental
     telephones                 28,496,000      18,957,000         4,756,000
                              ------------    ------------      -------------
                               343,750,000     270,430,000       100,144,000
                              ------------    ------------      -------------
  Operating income              92,099,000      69,902,000        19,062,000

  Other income (expense):
    Interest and other income    1,100,000         272,000           354,000
    Interest expense              (124,000)       (140,000)          (24,000)
                              ------------    ------------      -------------
  Income before provision
    for income taxes            93,075,000      70,034,000        19,392,000
  Provision for income taxes      (522,000)       (771,000)         (535,000)
                              ------------    ------------      -------------
  Net income                  $ 92,553,000    $ 69,263,000      $ 18,857,000
                              ============    ============      =============


  See accompanying notes.

                              New Par (A Partnership)
                    Consolidated Statement of Partners' Capital

                                  PacTel           CCI
                                  Group           Group             Total
                              ------------    ------------      -------------

  Initial capital
    contributions             $330,187,000    $216,917,000      $547,104,000
  Capital contributions          3,000,000       4,337,000         7,337,000
  Distribution payable          (6,750,000)     (6,750,000)      (13,500,000)
  Net income for the period
    from August 1, 1991
    (inception) to December
    31, 1991                     9,428,500       9,428,500        18,857,000
                              ------------    ------------      -------------
  Balance, December 31, 1991   335,865,500     223,932,500       559,798,000

  Capital contributions          6,694,000       6,694,000        13,388,000
  Distribution payable         (13,529,500)    (13,529,500)      (27,059,000)
  Net income for the year
    ended December 31, 1992     34,631,500      34,631,500        69,263,000
                              ------------    ------------      -------------
  Balance, December 31, 1992   363,661,500     251,728,500       615,390,000

  Capital contributions                 --      29,714,000        29,714,000
  Distribution payable         (17,832,000)    (17,832,000)      (35,664,000)
  Net income for the year
  ended December 31, 1993       46,276,500      46,276,500        92,553,000
                              ------------    ------------      -------------
  Balance, December 31, 1993  $392,106,000    $309,887,000      $701,993,000
                              ============    ============      =============

  See accompanying notes.

                              New Par (A Partnership)
                       Consolidated Statements of Cash Flows
                                                               For the period
                                                                    from
                                                               August 1, 1991

                                 Year ended December 31,       (inception) to

                              ----------------------------       December 31,
                                  1993            1992              1991
                              ------------    ------------      -------------

  OPERATING ACTIVITIES
  Net income                 $  92,553,000   $  69,263,000      $ 18,857,000
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Depreciation and
        amortization            81,242,000      62,966,000        20,855,000
      Provision for losses
        on accounts receivable  16,877,000       6,603,000         2,973,000
      Loss on sale of property,
        plant and equipment      3,534,000       1,526,000            24,000
      Provision for rental
        telephone losses         4,426,000       1,214,000           592,000
      Equity in earnings of
        unconsolidated
        partnership                     --              --           (31,000)
      Change in operating assets
        and liabilities:
         Accounts receivable   (30,871,000)    (15,987,000)       (4,756,000)
         Due from affiliates        58,000         773,000          (767,000)
         Inventory                  76,000      (2,567,000)       (1,246,000)
         Prepaid expenses and
           other current assets    (41,000)        (56,000)          759,000
         Other assets           (4,278,000)     (3,882,000)       (2,499,000)
         Accounts payable        4,460,000      (3,782,000)      (10,250,000)
         Accrued expenses       (3,703,000)     (3,219,000)        2,462,000
         Due to affiliates         556,000      (4,044,000)        4,639,000
         Taxes payable            (645,000)      3,386,000         3,518,000
         Commissions payable     2,422,000       1,537,000         2,584,000
         Deferred revenues       2,180,000       2,707,000           113,000
                              ------------    ------------      -------------
  Net cash provided by
    operating activities       168,846,000     116,438,000        37,827,000
                              ------------    ------------      -------------
  INVESTING ACTIVITIES
  Purchase of property, plant
    and equipment             (104,288,000)   (114,300,000)      (27,210,000)
  Proceeds from sale of
    property, plant and
    equipment                    1,035,000         617,000           143,000
  Purchase of cellular license
    interests                      (27,000)     (4,463,000)          (55,000)
                              ------------    ------------      -------------
  Net cash (used in) investing
     activities               (103,280,000)   (118,146,000)      (27,122,000)
                              ------------    ------------      -------------
  (Continued on next page)

                              New Par (A Partnership)
                 Consolidated Statements of Cash Flows (continued)
                                                               For the period
                                                                    from
                                                               August 1, 1991

                                 Year ended December 31,       (inception) to

                              ----------------------------       December 31,
                                  1993            1992              1991
                              ------------    ------------      -------------
  FINANCING ACTIVITIES
  Capital distributions        (35,000,000)    (18,241,000)               --
  Capital contributions                 --       4,463,000         6,000,000
  Cash contributed at inception         --              --           597,000
  Due to affiliate                      --              --         4,463,000
                              ------------    ------------      -------------
  Net cash provided by (used
    in) financing activities   (35,000,000)    (13,778,000)       11,060,000
                              ------------    ------------      -------------
  Increase (decrease) in cash
    and cash equivalents        30,566,000     (15,486,000)       21,765,000
  Cash and cash equivalents
    at beginning of period       6,279,000      21,765,000                --
                              ------------    ------------      -------------
  Cash and cash equivalents
    at end of period          $ 36,845,000    $  6,279,000       $21,765,000
                              ============    ============      =============

  Supplemental Disclosures of
    Cash Flow Information:
      Cash paid during the
        period for interest    $    76,000     $    79,000       $    24,000
      Income taxes paid        $   944,000     $   675,000       $   392,000

  Supplemental Disclosures of
    Noncash Investing Activities:
      Cellular license interests
        contributed by Cellular
        Communications, Inc.   $28,207,000     $ 4,462,000       $ 1,337,000
      Purchases of property,
        plant and equipment
        included in current
        liabilities            $10,800,000     $ 4,417,000       $ 7,739,000

  Supplemental Disclosures of
    Noncash Financing Activities:
      Distribution payable
        to partners            $22,982,000     $22,318,000       $13,500,000

  See accompanying notes.

                              New Par (A Partnership)
                    Notes to Consolidated Financial Statements

                            December 31, 1993 and 1992

  1.  ORGANIZATION

  New Par was formed on August 1, 1991 (inception) pursuant to the Amended and Restated Agreement and Plan of Merger and Joint Venture Organization dated as of December 14, 1990 between PacTel Corporation ("PacTel"), Cellular Communications, Inc. ("CCI"), CCI Newco, Inc. and CCI Newco Sub, Inc. (the "Merger Agreement"). New Par is a Delaware general partnership equally owned by PacTel and CCI through the following wholly-owned, indirect corporate subsidiaries:

                                                     Percentage
                                                    Ownership of
  General Partners                                     New Par
  ----------------                                  ------------

    The PacTel Group
    ----------------
       PacTel Cellular Inc. of Michigan                  27.74%
       PacTel Cellular Inc. of Ohio                      18.18
       PacTel Cellular of Saginaw, Inc.                   2.64
       PacTel Cellular Inc. of Lima                       1.44
                                                       ---------
                                                         50.00
                                                       ---------
    The CCI Group
    -------------
       Cellular Communications of Cleveland, Inc.        12.45
       Cellular Communications of Cincinnati, Inc.       11.22
       Cellular Communications of Columbus, Inc.          7.94
       Cellular Communications of Dayton, Inc.            5.19
       Cellular Communications of Akron, Inc.             4.14
       Cellular Communications of Canton, Inc.            2.29
       Cellular Communications of Hamilton, Inc.          1.98
       Lorain/Elyria Cellular Telephone Company           1.86
       E&J Mobile Radio Service, Inc.                      .97
       Cellular Communications of Mansfield, Inc.          .87
       Midwest Mobilephone of Cincinnati, Inc.             .81
       Star-Cel, Inc.                                      .21
       Cellular One Sales and Service, Inc.                .07
                                                       ---------
                                                         50.00
                                                       ---------
                                                        100.00%
                                                       =========

                              New Par (A Partnership)
              Notes to Consolidated Financial Statements (continued)

  1. ORGANIZATION (continued)

  Each wholly-owned, indirect corporate subsidiary of PacTel and CCI initially contributed to New Par its interests in the General Partnerships (see below). The initial contributions were accounted for at the net book value of the assets and liabilities of the General Partnerships. Each of these partnerships, among other assets, holds a license or licenses from the Federal Communications Commission ("FCC") and state authorities to operate cellular telephone systems in Cellular Geographic Service Areas as listed below. New Par owns 100% of the partnership interests in each partnership, except as noted.

        General Partnership                     Service Area
  -----------------------------------------     ------------------

  Detroit Cellular Telephone Company            Detroit, MI
  Northern Ohio Cellular Telephone Company      Cleveland, OH
                                                Lorain/Elyria, OH
                                                Mansfield, OH
                                                Ashtabula, OH
  Southern Ohio Telephone Company               Cincinnati, OH
                                                Clinton, OH
  Columbus Cellular Telephone Company           Columbus, OH
                                                Mercer, OH
  Dayton Cellular Telephone Company             Dayton, OH
  Toledo Cellular Telephone Company             Toledo, OH
                                                Lima, OH
  Grand Rapids Cellular Telephone Company       Grand Rapids, MI
  Akron Cellular Telephone Company              Akron, OH
  Flint Cellular Telephone Company              Flint, MI
                                                Saginaw, MI
  Lansing Cellular Telephone Company            Lansing, MI
  Canton Cellular Telephone Company             Canton, OH
  Hamilton Cellular Telephone Company           Hamilton/Middletown, OH
  Springfield Cellular Telephone Company        Springfield, OH
  Muskegon Cellular Telephone Company (a)       Muskegon, MI


  (a) New Par is a 38.91% general partner in the Muskegon partnership. PacTel Cellular, Inc. of Michigan is a 40.5% general partner. The remaining 20.59% interests are owned by unaffiliated entities.

  Each of the above General Partnerships owns 100% of the FCC license in the Service Area, except for Hamilton/Middletown and Springfield in which the applicable partnership owns 99.6% and 89.23% of the FCC license, respectively.

  New Par owns 100% of Cellular One Sales and Service Company, which operates New Par's sales and service center business.

                              New Par (A Partnership)
              Notes to Consolidated Financial Statements (continued)

  2. SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

  The consolidated financial statements include the accounts of New Par and its wholly-owned partnerships. Significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents

  Cash and cash equivalents include cash, deposits in interest-bearing accounts and short-term highly liquid investments purchased with a maturity of three months or less.

  Telephone Equipment Inventory

  Telephone equipment inventory, which consists of telephones and accessories, is stated at the lower of cost (first-in, first-out method) or market.

  Property, Plant and Equipment

  Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: building - 25 years, operating plant and equipment - 7 to 25 years, rental telephones - 3 years and office furniture, computer and other equipment - 3 to 5 years.

  License Acquisition Costs

  Deferred cellular license costs include costs incurred to design cellular telephone systems for specific geographic areas, select and acquire sites to place equipment for such systems, demographic and traffic pattern studies, legal and organization costs, and costs incurred in connection with the preparation and filing of FCC license applications. These costs are amortized by the straight-line method from the commencement of operations over the life of the Partnership's initial license period (ten years).

  In connection with the purchase of license interests, the excess of purchase price paid over the fair market value of tangible assets acquired is amortized by the straight-line method over 40 years.

  Revenue Recognition

  Service revenue is recognized at the time the cellular service is rendered. Telephone equipment sales are recorded when the equipment is shipped to the customer. Telephone rental revenue is billed and recognized on a monthly basis.

                              New Par (A Partnership)
              Notes to Consolidated Financial Statements (continued)

  Income Taxes

  No provision has been made for federal income taxes since such taxes, if any, are the responsibility of the individual partners. Provision has been made for state and local income taxes assessed on partnership income which is a liability of the Partnership.

  Allocation of Income

  Pursuant to the New Par Partnership Agreement, income is allocated to the General Partners in proportion to their respective percentage ownership of New Par.

  Fair Value of Financial Instruments

  New   Par's  financial  instruments   consist  primarily  of   cash  and  cash
  equivalents, accounts receivable, due from affiliates, accounts payable, accrued expenses, distribution payable to partners, due to affiliates, property and other taxes payable, and commissions payable. The terms and short term nature of these assets and liabilities result in their carrying value approximating fair value.


  3. LICENSE ACQUISITION COSTS

  License acquisition costs consist of:


                                                          December 31,

                                                 ----------------------------
                                                      1993           1992

                                                 -------------   ------------
  Deferred cellular license costs                 $  3,418,000   $  3,418,000
  Excess of purchase price paid over the fair
   market value of tangible assets acquired        430,990,000    402,756,000

                                                 -------------   ------------
                                                   434,408,000    406,174,000
  Accumulated amortization                          67,345,000     56,482,000

                                                 -------------   ------------
                                                  $367,063,000   $349,692,000

                                                 =============   ============

  In August 1991, a subsidiary of CCI ("CCI RSA") acquired the Mercer, OH FCC license. This license was contributed to one of the General Partnerships in accordance with the New Par Partnership Agreement. The contribution was initially recorded at CCI RSA's cost through December 31, 1991 of $1,315,000. During 1993, CCI RSA incurred an additional $19,575,000 upon the receipt of a favorable determination with respect to certain FCC matters. The additional cost was recorded as a contribution in 1993.

  In 1992, New Par purchased the Clinton, OH FCC license from CCI RSA for $8,925,000 (CCI RSA's cost).

                              New Par (A Partnership)
              Notes to Consolidated Financial Statements (continued)


  3. LICENSE ACQUISITION COSTS (continued)

  In 1993, a subsidiary of CCI contributed the Ashtabula, OH FCC license and the related assets and liabilities to one of the General Partnerships in accordance with the New Par Partnership Agreement. The contribution was recorded at $10,139,000, of which $8,632,000 was for the FCC license and $1,507,000 was for other assets, net of liabilities.


  4. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of:

                                                          December 31,

                                                 ----------------------------
                                                      1993           1992

                                                 -------------   ------------
  Land                                            $  8,709,000   $  6,591,000
  Building                                          10,540,000      6,911,000
  Operating plant and equipment                    313,966,000    247,493,000
  Rental telephones                                 97,930,000     80,271,000
  Office furniture, computer and other equipment    69,587,000     56,181,000
  Construction-in-progress                           8,940,000     15,014,000

                                                 -------------   ------------
                                                   509,672,000    412,461,000
  Allowance for depreciation                       202,876,000    142,026,000
  Allowance for unreturned rental telephones         2,248,000        701,000

                                                 -------------   ------------
                                                  $304,548,000   $269,734,000

                                                 =============   ============

                              New Par (A Partnership)
              Notes to Consolidated Financial Statements (continued)


  5. RELATED PARTY TRANSACTIONS

  Due from affiliates consists of the following:

                                                          December 31,

                                                 ----------------------------
                                                      1993           1992

                                                 -------------   ------------
      CCPR Services, Inc.                             $24,000        $107,000
      Cellular Communications International, Inc.      17,000               -
      International CableTel Incorporated               8,000               -

                                                 -------------   ------------
                                                      $49,000        $107,000

                                                 =============   ============

  Due to affiliates consists of the following:

                                                          December 31,

                                                 ----------------------------
                                                      1993           1992

                                                 -------------   ------------
      PacTel and affiliates                        $  937,000     $  622,000
      CCI and subsidiaries                            510,000        471,000
      OCOM Corporation                                366,000        163,000
      Cellular Communications International, Inc.           -          1,000

                                                 -------------   ------------
                                                   $1,813,000     $1,257,000

                                                 =============   ============

                              New Par (A Partnership)
              Notes to Consolidated Financial Statements (continued)

  5. RELATED PARTY TRANSACTIONS (continued)

  Pursuant to the New Par Partnership Agreement, the CCI Group is responsible for appointing and employing New Par's chief executive officer and half of the next level executives and the PacTel Group is responsible for appointing and employing the other half of the next level executives. In addition, the PacTel Group employed the individuals associated with its former partnerships until July 1, 1992. For the year ended December 31, 1993, New Par was charged $779,000 and $816,000 for payroll and benefits by PacTel affiliates and CCI, respectively, of which $176,000 and $1,419,000 are included in operating expenses and selling, general and administrative expenses, respectively. For the year ended December 31, 1992, New Par was charged $9,364,000 and $836,000 for payroll and benefits by PacTel affiliates and CCI, respectively, of which $2,154,000 and $8,046,000 are included in operating expenses and selling, general and administrative expenses, respectively. For the period from August 1, 1991 (inception) to December 31, 1991, New Par was charged $5,745,000 and $421,000 for payroll and benefits by PacTel affiliates and CCI, respectively, of which $1,147,000 and $5,019,000 are included in operating expenses and selling, general and administrative expenses, respectively.

  In connection with the Merger Agreement, CCI distributed its wholly-owned subsidiary OCOM Corporation ("OCOM") to its shareholders on July 31, 1991. OCOM owns the long distance and microwave operations formerly owned by the partnerships that CCI contributed to New Par. Most of CCI's officers and directors are officers and directors of OCOM. New Par provides billing and collection services to OCOM for the long distance telephone service OCOM sells to certain of New Par's subscribers. OCOM operates the microwave transmission service between the cell sites and switches contributed by CCI. For the years ended December 31, 1993 and 1992 and the period from August 1, 1991 (inception) to December 31, 1991, OCOM charged New Par $4,043,000, $4,846,000 and $1,871,000, respectively, for microwave transmission services which is included in operating expenses.

  6. LEASES

  Leases for office space, sales and service centers and cell sites extend through 2039. Total rent expense for the years ended December 31, 1993 and 1992 and the period from August 1, 1991 (inception) to December 31, 1991 under operating leases was $5,608,000, $4,359,000 and $1,852,000, respectively.

  Future minimum lease payments under noncancellable operating leases as of December 31, 1993 are as follows:

     Year ending December 31:
        1994                                      $ 4,296,000
        1995                                        3,863,000
        1996                                        3,438,000
        1997                                        2,456,000
        1998                                        1,288,000
        Thereafter                                  8,170,000
                                                --------------
                                                  $23,511,000
                                                ==============

                              New Par (A Partnership)
              Notes to Consolidated Financial Statements (continued)

  7. RESTRUCTURING CHARGES

  Restructuring charges include costs incurred and expected to be incurred for the consolidation of operations, relocation of operations, termination and/or relocation of employees and abandonment of certain equipment. Restructuring charges included in accrued expenses as of December 31, 1993 and 1992 are $795,000 and $934,000, respectively.

  8. PENSION PLAN

  New Par has a defined contribution plan covering all employees who have completed six months of service and worked over 500 hours. New Par's matching and discretionary contributions are determined annually by New Par's Operating Committee. Participants can make salary deferral contributions of 1% to 16% of annual compensation not to exceed the maximum allowed by law. New Par's expense for the years ended December 31, 1993 and 1992 was $3,186,000 and $2,272,000, respectively.

  9. COMMITMENTS AND CONTINGENT LIABILITIES

  As of December 31, 1993, New Par had purchase commitments of approximately $44,012,000 primarily for operating equipment, computer equipment and cellular telephones and accessories.

  In the ordinary course of business, there are various legal proceedings pending against New Par. Management believes the aggregate liabilities, if any, arising from such proceedings would not have a material adverse effect on New Par's consolidated financial position.

  10. PACTEL AND CCI RELATIONSHIP

  A subsidiary of CCI, Cellular Communications of Ohio, Inc., (the parent of the CCI Group) has a loan agreement which places certain restrictions on New Par. These restrictions include the following: (i) New Par's aggregate lease payments may not exceed $8,000,000 for any twelve consecutive months, (ii) New Par's unsecured indebtedness, capital lease obligations and indebtedness for cellular network equipment or cellular telephones and accessories evidenced by a note or subject to a lien may not exceed $5,000,000, (iii) New Par's borrowings secured by real property may not exceed $10,000,000, (iv) New Par may not enter into an agreement that restricts partnership distributions and
  (v) the  aggregate payment obligations  outstanding at any  time for  (ii) and
  (iii) may not exceed $5,000,000 for any twelve consecutive months.

                              New Par (A Partnership)
              Notes to Consolidated Financial Statements (continued)

  10. PACTEL AND CCI RELATIONSHIP (continued)

  Pursuant to the Merger Agreement, at specified times from August 1996 through January 1998, PacTel has the right to buy the shares of CCI it does not own at an appraised value, subject to certain adjustments. If PacTel does not exercise this right, it will determine whether New Par should be dissolved or PacTel's interest in New Par and CCI should be sold as a whole. Upon such determination, CCI must promptly commence a process to sell CCI, although in lieu of any sales to a third party, CCI may purchase PacTel's CCI shares and, in certain circumstances, its interest in New Par at their appraised values. Any decision by CCI to buy out PacTel or any irrevocable election by CCI not to effect a sale pursuant to the above sale process would require the approval of CCI stockholders. In the event that either CCI or CCI's interest in New Par is sold to a third party for less than the appraised value of CCI's interest in New Par, PacTel may be required to pay a "make-whole" amount, subject to certain downward adjustments, to the other CCI stockholders.

  11. PARTNERS' CAPITAL

  New Par is required to make cash distributions of a portion of estimated federal taxable income on a quarterly basis, subject to the amount of cash available including cash borrowable by New Par. Such distributions shall be made to the partners in proportion to their respective ownership percentages. As of December 31, 1993 and 1992, there was approximately $22,982,000 and $22,318,000, respectively, payable to the partners for the estimated federal taxable income distribution. During 1993 and 1992, New Par distributed $35,000,000 and $18,241,000, respectively, pursuant to this requirement. New Par must also distribute the amount, if any, that exceeds 120% of the amount required for estimated federal income tax distributions, plus cash reasonably contemplated as being necessary for the cash payment of New Par's operating expenses (net of receipts), debt service, contingencies, budgeted capital expenditures and working capital requirements within 45 days after each quarter. Such distributions are to be made to the partners in proportion to their respective ownership percentages.

                             MANNESMANN MOBILFUNK GMBH


                                 Table of Contents






  Independent Auditors' Report ..........................   F-63

  Balance Sheets ........................................   F-64

  Statements of Operations ..............................   F-66

  Statements of Capital Subscribers' Equity .............   F-68

  Statements of Cash Flows ..............................   F-69

  Notes to Financial Statements .........................   F-71

                           INDEPENDENT AUDITORS' REPORT
                           ----------------------------


  The Board of Directors and Capital Subscribers
  Mannesmann Mobilfunk GmbH


  We have audited the accompanying balance sheets of Mannesmann Mobilfunk GmbH as of December 31, 1993 and 1992, and the related statements of operations, capital subscribers' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted German auditing standards which, in all material respects, are similar to auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mannesmann Mobilfunk GmbH at December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

  As discussed in Notes 1 and 6 to the financial statements, the Company changed its method of accounting for income taxes in 1992 to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



  Dusseldorf, Germany, February 28, 1994



  KPMG Deutsche Treuhand-Gesellschaft
  Aktiengesellschaft
  Wirtschaftsprufungsgesellschaft





  Scheffler                               Haas
  Wirtschaftsprufer                       Wirtschaftsprufer

                             MANNESMANN MOBILFUNK GMBH
                                  BALANCE SHEETS
                            DECEMBER 31, 1993 and 1992
                                  (In thousands)

  ASSETS                                1993           1993          1992
  ----------------------------   ---------------- ------------- -------------
                                 U.S. Dollars (1)  Deutschmarks  Deutschmarks
  Current assets:
    Cash and cash equivalents
      (Note 2) ...............      $   17,747     DM   30,848   DM   62,745
    Accounts receivable, less
      allowance for doubtful
      accounts of DM 10,397 in
      1993 and DM 2,561 in
      1992 ...................          95,825         166,563        55,328
    Due from affiliated
      companies (Note 3) .....           8,962          15,577        29,147
    Inventories of affiliated
      products, parts and
      related supplies
      (Note 4) ...............          11,103          19,300         8,929
    Prepaid expenses .........           6,211          10,796         5,175
    Other current assets .....           1,151           2,001           768
                                   ------------    ------------  -----------
         Total current assets          140,999         245,085       162,092
                                   ------------    ------------  -----------
  Property, plant, and equipment
    (Notes 3 and 5):
    Telecommunications
      equipment ..............         912,820       1,586,664       835,396
    Equipment in course of
      construction ...........          65,363         113,614        99,989
    Other equipment ..........          37,882          65,847        47,878
                                   ------------    ------------  -----------
                                     1,016,065       1,766,125       983,263
    Less accumulated
      depreciation ...........         153,051         266,034        87,363
                                   ------------    ------------  -----------
         Net property, plant,
            and equipment ....         863,014       1,500,091       895,900

  Other assets, at cost, less
    accumulated amortization
    of DM 45,445 in 1993 and
    DM 25,096 in 1992 ........          46,973          81,650        91,480
  Deferred tax asset (Note 6)           79,121         137,528       109,616
  Due from affiliated company
    (Notes 3 and 6) ..........          91,028         158,224       119,408
                                   ------------    ------------  -----------
                                    $1,221,135     DM2,122,578   DM1,378,496
                                   ============    ============  ===========


  (Continued on next page)

                             MANNESMANN MOBILFUNK GMBH
                            BALANCE SHEETS (Continued)
                            DECEMBER 31, 1993 and 1992
                                  (In thousands)

  LIABILITIES AND CAPITAL
  SUBSCRIBERS' EQUITY                   1993            1993          1992
  ----------------------------   ---------------- ------------- -------------
                                 U.S. Dollars (1)  Deutschmarks  Deutschmarks
  Current liabilities:
    Due to banks (Note 9) ....      $   44,671     DM   77,648             -
    Accounts payable and
      accrued expenses .......         190,897         331,815   DM  277,954
    Due to affiliated
      companies (Note 3) .....           8,788          15,276        13,378
                                   ------------    ------------  -----------
         Total current
           liabilities .......         244,356         424,739       291,332
                                   ------------    ------------  -----------
  Long-term debt (Note 9) ....         253,135         440,000             -
  Pension liabilities (Note 7)           3,599           6,256         4,982
  Other non-current liabilities          2,503           4,350         2,350
                                   ------------    ------------  -----------
         Total non-current
           liabilities .......         259,237         450,606         7,332
                                   ------------    ------------  -----------
  Commitments (Note 10)

  Capital subscribers' equity:
    Subscribed capital (Note 8)        233,000         405,000       405,000
    Additional capital .......         698,998       1,215,000     1,215,000
    Unpaid capital ...........               -               -      (285,000)
                                   ------------    ------------  -----------
                                       931,998       1,620,000     1,335,000
    Accumulated deficit ......        (214,456)       (372,767)     (255,168)
                                   ------------    ------------  -----------
         Total capital
           subscribers'
           equity ............         717,542       1,247,233     1,079,832
                                   ------------    ------------  -----------
                                    $1,221,135     DM2,122,578   DM1,378,496
                                   ============    ============  ===========



  See accompanying Notes to financial statements.

                             MANNESMANN MOBILFUNK GMBH
                             STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 1993, 1992, and 1991
                                  (In thousands)

                              1993         1993          1992        1991
                          ------------ ------------ ------------ ------------
                          U.S. Dollars Deutschmarks Deutschmarks Deutschmarks
                            (Note 1)                              (unaudited)

  Net revenues ...........  $ 518,468    DM901,201   DM 137,486            -
                           ----------   ----------  -----------   ----------
  Operating costs and expenses:
    Cost of services and
      products, including
      DM 2,583, DM 2,134,
      and DM 1,270 with
      related parties in
      1993, 1992, and 1991,
      respectively (Note 3)   272,740      474,077      173,598    DM 49,298

    Selling, general, and
      administrative
      expenses, including
      DM 46,302, DM 29,612,
      and DM 22,800 with
      related parties in
      1993, 1992, and 1991,
      respectively (Note 3)   231,926      403,134      200,639       74,776

    Depreciation and
      amortization .......    118,645      206,229      105,916       15,056
                           ----------   ----------  -----------   ----------
           Operating loss    (104,843)    (182,239)    (342,667)    (139,130)
                           ----------   ----------  -----------   ----------



  (Continued on next page)

                             MANNESMANN MOBILFUNK GMBH
                       STATEMENTS OF OPERATIONS (Continued)
                   YEARS ENDED DECEMBER 31, 1993, 1992, and 1991
                                  (In thousands)

                              1993         1993          1992        1991
                          ------------ ------------ ------------ ------------
                          U.S. Dollars Deutschmarks Deutschmarks Deutschmarks
                            (Note 1)                              (unaudited)

  Other income (expense):
    Interest income ......      3,789        6,587       25,809       17,761
    Interest expense
      (Note 5) ...........     (5,735)      (9,969)        (150)         (21)
    Other, net ...........        745        1,294        2,124          423
                           ----------   ----------  -----------   ----------
                               (1,201)      (2,088)      27,783       18,163
                           ----------   ----------  -----------   ----------
    Loss before income tax
      benefit and cumulative
      effect of change in
      accounting principle   (106,044)    (184,327)    (314,884)    (120,967)

  Income tax benefit
    (Note 6) ...........       38,389       66,728      148,941            -
                           ----------   ----------  -----------   ----------
    Loss before cumulative
      effect of change in
      accounting principle    (67,655)    (117,599)    (165,943)    (120,967)

  Cumulative effect at
    January 1, 1992 of
    change in accounting
    for income taxes
    (Note 6) ...........            -            -       80,083            -
                           ----------   ----------  -----------   ----------
    Net loss ...........    $ (67,655)  DM(117,599)  DM (85,860)  DM(120,967)
                           ==========   ==========  ===========   ==========





  See accompanying Notes to financial statements.

                                                        MANNESMANN MOBILFUNK GMBH
                                                STATEMENTS OF CAPITAL SUBSCRIBERS' EQUITY
                                              YEARS ENDED DECEMBER 31, 1993, 1992, and 1991
                                                              (In thousands)
                                                                                             Capital
                                                                                              Subs-
                                Subscribed     Additional       Unpaid      Accumulated      cribers'
                                  Capital       Capital         Capital       Deficit         Equity
                                ----------     ----------      ---------     ----------     ----------
  Balances at December 31,
    1990 (unaudited)            DM 55,000    DM  165,000              -     DM (48,341)   DM  171,659
  Net loss (unaudited)                  -              -              -       (120,967)      (120,967)
  Issuance of subscribed
    and additional capital
    (unaudited) ..............    145,000        435,000     DM(115,000)             -        465,000
                                ----------   ------------    -----------    -----------   ------------
  Balances at December 31,
    1991 (unaudited) .........    200,000        600,000       (115,000)      (169,308)       515,692
  Net loss ...................          -              -              -        (85,860)       (85,860)
  Issuance of subscribed
    and additional
    capital ..................    205,000        615,000       (285,000)             -        535,000
  Payment of unpaid
    capital ..................          -              -        115,000              -        115,000
                                ----------   ------------    -----------    -----------   ------------
  Balances at December 31, 1992   405,000      1,215,000       (285,000)      (255,168)     1,079,832
  Net loss ...................          -              -              -       (117,599)      (117,599)
  Payment of unpaid
    capital ..................          -              -        285,000              -        285,000
                                ----------   ------------    -----------    -----------   ------------
  Balances at December 31, 1993 DM405,000    DM1,215,000              -     DM(372,767)   DM1,247,233
                                ==========   ============    ===========    ===========   ============
  Balances at December 31, 1993
    (U.S. Dollars) (Note 1) ..   $233,000       $698,998              -      $(214,456)      $717,542
                                ==========   ============    ===========    ===========   ============

  See accompanying Notes to financial statements.

                                                        MANNESMANN MOBILFUNK GMBH
                                                         STATEMENTS OF CASH FLOWS
                                              YEARS ENDED DECEMBER 31, 1993, 1992, and 1991
                                                              (In thousands)

                                                                     1993           1993            1992           1991
                                                                 ------------   ------------   ------------   ------------
                                                                 U.S. Dollars   Deutschmarks   Deutschmarks   Deutschmarks
                                                                   (Note 1)                                    (unaudited)
  Cash flows from operating activities:
     Net loss ..............................................        $(67,655)    DM(117,599)    DM (85,860)    DM(120,967)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Cumulative effect of change in accounting principle               -              -        (80,083)             -
         Income tax benefit ................................         (38,389)       (66,728)      (148,941)             -
         Depreciation and amortization .....................         119,388        207,520        105,916         15,056
         Allowance for doubtful accounts ...................           4,536          7,884          2,595             10
         (Gain)loss on sale of equipment ...................           1,533          2,664           (137)            (2)
         Provision for pension costs .......................             628          1,092          1,192            854
         Provision for other costs .........................           1,151          2,000          1,360            990
         Changes in operating assets and liabilities:
             Accounts receivable ...........................         (68,504)      (119,071)       (57,849)           (40)
             Due from affiliated companies .................           7,807         13,570        (17,052)        (4,763)
             Inventories ...................................          (5,967)       (10,371)        (8,281)          (648)
             Prepaid expenses ..............................          (3,234)        (5,621)        (3,551)        (1,461)
             Other current assets ..........................            (737)        (1,281)          (413)          (217)
             Accounts payable and accrued expenses .........          30,987         53,862        109,469        156,529
             Due to affiliated companies ...................           1,092          1,898          1,477          6,851
             Pension liabilities ...........................             105            183            105           (327)
                                                                  -----------    -----------    -----------    -----------
         Net cash provided by (used in) operating activities         (17,259)       (29,998)      (180,053)        51,865
                                                                  -----------    -----------    -----------    -----------

  (Continued on next page)

                                                        MANNESMANN MOBILFUNK GMBH
                                                         STATEMENTS OF CASH FLOWS
                                              YEARS ENDED DECEMBER 31, 1993, 1992, and 1991
                                                              (In thousands)

                                                                     1993           1993            1992           1991
                                                                 ------------   ------------   ------------   ------------
                                                                 U.S. Dollars   Deutschmarks   Deutschmarks   Deutschmarks
                                                                   (Note 1)                                    (unaudited)
  Cash flows from investing activities:
     Proceeds from sale of equipment .......................           3,874          6,734          6,340             67
     Capital expenditures, including interest capitalized ..        (466,580)      (811,009)      (584,791)      (414,850)
     Increase in other assets ..............................            (156)          (272)        (9,559)          (409)
                                                                  -----------    -----------    -----------    -----------
         Net cash used in investing activities .............        (462,862)      (804,547)      (588,010)      (415,192)
                                                                  -----------    -----------    -----------    -----------
  Cash flows from financing activities:
     Proceeds from contributed capital .....................         163,963        285,000        650,000        465,000
     Proceeds from issuance of long-term debt ..............         253,135        440,000              -              -
     Increase in due to banks ..............................          44,672         77,648              -              -
                                                                  -----------    -----------    -----------    -----------
         Net cash provided by financing activities .........         461,770        802,648        650,000        465,000
                                                                  -----------    -----------    -----------    -----------
  Net increase (decrease) in cash and cash equivalents .....         (18,351)       (31,897)      (118,063)       101,673
  Cash and cash equivalents at beginning of year ...........          36,098         62,745        180,808         79,135
                                                                  -----------    -----------    -----------    -----------
  Cash and cash equivalents at end of year .................        $ 17,747      DM 30,848      DM 62,745      DM180,808
                                                                  ===========    ===========    ===========    ===========

  The Company paid interest of DM 2,301, DM 150, and DM 21 in 1993, 1992, and 1991, respectively.



  See accompanying Notes to financial statements.

                             MANNESMANN MOBILFUNK GMBH
                           NOTES TO FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 1993, 1992, and 1991
                    (All amounts in thousands of Deutschmarks)

  (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a) Description of Business

           Mannesmann Mobilfunk GmbH was incorporated on September 11, 1989. At December 31, 1993, Mannesmann AG, held a controlling interest of 52.77%, and Pacific Telesis Netherlands B.V. held an interest of 26.90%. In addition, a 4.5% interest equally owned by Mannesmann AG and Pacific Telesis Netherlands B.V. was held in a trust, which under the terms of the Company's license, must be sold to small or medium sized German businesses.

           The Company's primary business is the construction, manufacture, and operation of a private mobile cellular network ("D2") within Germany. It is conducted under a licence agreement with the Federal Postal and Telecommunications Ministry expiring at the end of 2009.

           Commercial activities commenced in mid 1992 and by the end of 1993 the Company had nearly 500,000 customer subscribers.

       (b) Basis of Presentation

           In order to conform with accounting principles generally accepted in the United States, certain adjustments are reflected in the financial statements which are not recorded in the German books of account. These adjustments relate primarily to capitalization of own payroll and related costs associated with the design and construction of telecommunications equipment and accounting for income taxes.

       (c) Cash and Cash Equivalents

           The Company considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.

       (d) Inventories

           Inventories are stated at the lower of  average cost or market.

                             MANNESMANN MOBILFUNK GMBH
                     NOTES TO FINANCIAL STATEMENTS (Continued)

       (e) Property, Plant, and Equipment

           Property, plant and equipment are stated at cost. Depreciation is calculated on both the straight-line and declining balance methods over the estimated useful lives of the assets as follows:

                                         Useful
           Classification                lives                Method
           ----------------------------- ------   ------------------------------
           Telecommunications equipment:
             D2 infrastructure center      10         10%   straight-line
             Switching locations           15       6.67%   straight-line
             Base station equipment
                        - poles            20         15%   declining balance
                        - components       20          5%   straight-line
             Transmission and message
               switching technology         8       12.5%   straight-line

           Other equipment:
             Data processing equipment      4         30%   declining balance
             Office equipment              10         30%   declining balance
             Measuring instruments          5         30%   declining balance
             Vehicles                       4         30%   declining balance

           To the extent permissible under tax laws, systematic depreciation is computed according to the declining balance method at a rate of up to 30 percent. Wherever straight-line depreciation results in higher charges, this method is used.

           Certain equipment installed at third party locations for rental periods less than the above useful lives are depreciated over the corresponding terms of the agreements.

       (f) Other Assets

           Other assets are stated at cost. They consist mainly of computer software, patents, rights, concessions, and loan commitment fees which are being amortized over periods ranging from three to eight years on a straight-line basis.

                             MANNESMANN MOBILFUNK GMBH
                     NOTES TO FINANCIAL STATEMENTS (Continued)

       (g) Income Taxes

           Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and has reported the cumulative effect of the change in the method of accounting for income taxes in the 1992 statement of operations. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (h) Pension Plans

           The Company has defined benefit plans limited to its management group and a small minority of its employees transferred with continuing pension rights from other Mannesmann AG group companies. The benefits are based on years of service and recent compensation. The accumulated benefit obligation is determined based on annual actuarial calculations and recorded as a liability in the balance sheet with a corresponding charge to income. The liability is not funded but represented by the Company's assets.

       (i) Financial Statement Translation

           The financial statements are expressed in Deutschmarks and, solely for the convenience of the reader, have been translated into United States dollars at the rate of DM 1.7382 to U.S. $1, the 3:00pm (Pacific time - U.S.A.) Reuters quotation on December 31, 1993.

                             MANNESMANN MOBILFUNK GMBH
                     NOTES TO FINANCIAL STATEMENTS (Continued)

  (2)  CASH AND CASH EQUIVALENTS

       This caption includes cash equivalents representing time deposits and commercial paper for amounts maturing within periods of between one day and three months. The balances at December 31, 1993 and 1992 are as follows:

                                                  1993                1992
                                            -------------        ------------
            Time deposits ................     DM28,000             DM25,000
            Commercial paper .............            -               30,000
                                            -------------        ------------
                                               DM28,000             DM55,000
                                            =============        ============

       The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of the investments.

  (3)  RELATED PARTY TRANSACTIONS

       The Company has significant business transactions with its main capital subscribers, Mannesmann AG and Pacific Telesis Netherlands B.V. and their respective group companies. Such transactions are normally concluded within a range of terms similar to those made with non-related parties.

       The significant balances and transactions with these related parties are shown separately in the balance sheets and statements of operations. In addition, purchases of property, plant, and equipment and other assets from related parties during the periods stated are shown below:

                                             1993          1992          1991
                                           ---------    ---------   ---------
                                                                  (unaudited)
       Purchases included under property,
         plant, and equipment...........    DM30,050     DM20,176    DM36,387
       Purchases included under other
         assets ........................           -     DM 2,996    DM22,253

                             MANNESMANN MOBILFUNK GMBH
                     NOTES TO FINANCIAL STATEMENTS (Continued)

  (4)  INVENTORIES

       This caption includes stocks of affiliated products, parts, and related supplies. The balances at December 31, 1993 and 1992 are as follows:

                                                          1993        1992
                                                        ---------   ---------
       Mobile telephones ..........................     DM10,942    DM5,603
       Spare parts ................................        2,527      1,908
       Subscriber identification module cards .....        5,794      1,240
       Other trade goods ..........................           37        178
                                                        ---------   ---------
                                                        DM19,300    DM8,929
                                                        =========  ==========
  (5)  INTEREST COST

       The  Company  commenced  capitalization  of  interest  cost  during  1993 commensurate with the drawdown of its credit facility to finance continuing expansion of the infrastructure for its private mobile cellular network. Of the total interest cost amounting to DM12,949, DM2,980 has been included in the telecommunications equipment component of property, plant, and equipment.

  (6)  INCOME TAXES

       As discussed in Note 1, the Company adopted Statement 109 as of January 1, 1992. The cumulative effect of this change in accounting for income taxes of DM80,083 was determined as of January 1, 1992 and has been reported separately in the Statement of Operations for the year ended December 31, 1992. As a result of applying Statement 109, the loss from continuing operations for the years ended December 31, 1993 and 1992 was decreased by DM66,728 and DM148,941, respectively, due to the recognition of the net benefits attributable mainly to the deferred tax effects of net operating loss carryforwards offset partially by other temporary differences.

       Under APB Opinion 11, which was applied to the year ended December 31, 1991 and all prior periods, the Company did not recognize the net tax benefit representing the excess of the tax effect of the tax loss carryforwards, representing deferred tax assets, over the timing differences representing deferred tax liabilities, because the criteria for such recognition were not considered to have been met at any time during that year and all prior periods.

                             MANNESMANN MOBILFUNK GMBH
                     NOTES TO FINANCIAL STATEMENTS (Continued)

  (6)  INCOME TAXES (Continued)

       Accordingly, income taxes for the years ended December 31, 1993 and 1992, but not 1991 as explained above, consist solely of net deferred income tax benefits. There is no current income tax expense to date due to the net operating loss carryforwards incurred by the Company during its development phase. Such losses recorded in the German books of account can be carried forward indefinitely for German tax purposes. The net deferred income tax benefits were allocated as follows:

                                                          1993        1992
                                                      -----------  ----------
       Loss from continuing operations .............    DM66,728   DM148,941
       Cumulative effect of change in
          accounting for income taxes ..............                  80,083
                                         -----------   ----------
                                                        DM66,728   DM229,024
                                                      ===========  ==========

       The various types of taxes contributing to the net deferred income tax benefits attributable to the loss from continuing operations for the years ended December 31, 1993 and 1992 are as follows:

                                                          1993        1992
                                                      ----------- -----------

       German corporate tax .........................   DM45,250   DM113,359
       German trade tax .............................     18,688      35,582
       German solidarity surcharge tax ..............      2,790
                                                      ----------- -----------
                                                        DM66,728   DM148,941
                                                      =========== ===========

       The above reflects a decrease in German corporate tax rates to 30% for 1993 from 36% for 1992, an increase in net German trade tax rates to 12.39% for 1993 from 11.3% for 1992, because the unchanged gross rate of 17.7% is applied to income net of corporate tax, and an increase due to the new German solidarity surcharge tax to be introduced in 1995 at a rate of 1.85%.

       These rates are based on the assumption that future profits will be distributable, otherwise higher rates would apply to retained profits. Since this accords with the future dividend policy agreed by the capital subscribers, the adoption of the above lower basis rates is considered appropriate.

                             MANNESMANN MOBILFUNK GMBH
                     NOTES TO FINANCIAL STATEMENTS (Continued)

  (6)  INCOME TAXES (Continued)

       Therefore due to the above changes, the net deferred income tax benefits attributable to the loss from continuing operations differed from the amount computed by applying the combined German corporate and trade tax rate of 44.24% to the pretax loss for the year ended December 31, 1993 as a result of the following:

                                                                     1993
                                                                 ------------
       Computed "expected" tax benefit .........................  DM 81,546
       Adjustments to deferred tax assets
           and liabilities for enacted
           changes in tax laws and rates
           from 47.3% to 44.24% ................................    (14,818)
                                                                 ------------
                                                                  DM 66,728
                                                                 ============

       For the year ended December 31, 1992 there was no difference between the "expected" tax benefit at a combined rate of 47.3% and that actually recorded.

       The  significant   components  of   the  deferred  income   tax  benefits
       attributable to the loss from continuing operations for the years ended December 31, 1993 and 1992 are as follows:

                                                       1993           1992
                                                   -----------   ------------
       Tax effect of the German fiscal basis
          operating loss for the year ..........    DM(97,017)    DM(159,586)
       Tax effect of the temporary differences
          attributable to items expensed for tax
          purposes but capitalized as property,
          plant, and equipment and partly
          depreciated for book purposes ........       16,353         24,666
       Tax effect of the temporary difference
          attributable to a loan commitment
          fee expensed for tax purposes but
          deferred as other assets and partly
          amortized for book purposes ..........         (882)         4,521
       Tax effect of the temporary difference
          attributable to a charge expensed
          for tax purposes prior to 1992,
          but expensed for book purposes
          in 1992 ..............................            -        (18,542)
       Adjustments to deferred tax assets and
          liabilities for enacted changes in
          tax laws and rates ...................       14,818              -
                                                   -----------   ------------
       Net tax benefit .........................    DM(66,728)    DM(148,941)
                                                   ===========   ============

                             MANNESMANN MOBILFUNK GMBH
                     NOTES TO FINANCIAL STATEMENTS (Continued)

  (6)  INCOME TAXES (continued)

       The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liabilities at December 31, 1993 and 1992 are presented below:

                                                       1993           1992
                                                   -----------    -----------
       Deferred tax asset:
          Net operating loss carryforwards .......  DM237,247      DM199,689

       Deferred tax liabilities:
          Property, plant, and equipment due
             to differences in capitalization
             and related depreciation .............   (96,191)       (85,359)
          Loan commitment fee .....................    (3,528)        (4,714)
                                                   -----------    -----------
          Net deferred tax asset .................. DM137,528      DM109,616
                                                   ===========    ===========

       No valuation allowance for the deferred tax asset at December 31, 1993 and 1992 has been recognized. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent on the generation of future taxable income. The Company's net operating losses to date have been incurred in the start-up phase of its operations. Based on the growth rate in the number of subscribers and projected market penetration, management believes it is more likely than not that the Company will realize the benefits of the net operating loss carryforwards, which are available to reduce future income taxes over an indefinite period.

       Due to its controlling interest of over 50%, Mannesmann AG has already realized the full benefit of the Company's operating loss carryforwards for German trade tax purposes in its consolidated tax return. Under an agreement common to all majority owned subsidiaries of Mannesmann AG within the German fiscal jurisdiction, the Company will not be liable to such taxes on future profits until all prior losses have been absorbed. This group arrangement is not applicable to corporation tax which is assessed on an individual legal entity basis without the benefit of group relief. Based on the gross rate of 17.7% for both years 1993 and 1992, the DM158,224 and DM119,408 under the caption due from affiliated company at December 31, 1993 and 1992 represent amounts that will be paid by Mannesmann AG on behalf of the Company in respect of German trade tax, as the Company generates future taxable income.

                             MANNESMANN MOBILFUNK GMBH
                     NOTES TO FINANCIAL STATEMENTS (Continued)

  (7)  PENSION PLANS

       The Company has two defined benefit pension plans. The first covers all of its 73 member management group (1992 - 73 members, 1991 - 55 members). The second covers only 45 of its employee group (1992 - 45 employees, 1991 - 48 employees) representing those employees transferred with continuing pension rights from other Mannesmann AG group companies. The remaining employees totalling about 2,100 at the end of 1993 (about 1,500 and 800 at the end of 1992 and 1991, respectively) are not presently covered by such plans. It is intended that these employees will be covered by a defined contribution plan funded externally with an insurance company during 1994. All personnel are covered by a German state pension scheme under a defined contribution plan funded equally by the employer and the employee.

       The pension liabilities shown in the Balance Sheet result directly from independent actuarial calculations based on the situation at the end of each year in accordance with German tax and commercial rules. Due to the relatively insignificant amount of such pension liabilities given the small number of employees covered, together with the short periods of prior service, the Company considers that any potential adjustment or additional disclosures, that would be required had Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," been applied, would not be material.

       As noted above, the pension liabilities shown in the Balance Sheet represent the actuarial present value of accumulated benefit obligations. Projected benefit obligations and increases in compensation levels are not considered. The pension liabilities under these plans are not funded but considered to be represented by the Company's assets.

       The pension costs charged to income for 1993, 1992, and 1991 are DM 1,076, DM 1,192, and DM 854, respectively.

       The discount rate assumed in the actuarial valuations for each of the years ended December 31, 1993, 1992, and 1991 is 6%.

  (8)  SUBSCRIBED CAPITAL

       Subscribed capital is represented by whole sum subscription amounts, issued in the form of participation certificates, on a proportional basis to the various investing parties. The respective amounts of proportional subscriptions directly reflect the percentage of respective ownership and related voting and dividend rights. As discussed below in Note 9, the payment of dividends is restricted under the credit facility agreement.

                             MANNESMANN MOBILFUNK GMBH
                     NOTES TO FINANCIAL STATEMENTS (Continued)

  (9)  LONG-TERM DEBT

       During 1993, the Company began to utilize its unsecured credit facility negotiated with a banking consortium for DM 1,100,000. The Company is entitled to draw against the arrangement until December 31, 1995 and is able to draw Domestic and Eurofacilities on roll-over or fixed interest basis and to choose up to a maximum of five currencies with fixed and variable interest rates. The arrangement provides for a flexible repayment schedule with final maturity between June 30, 1995 and December 30, 2001. During 1993, the Company borrowed DM 440,000 in three drawings on roll-over basis with interest rates between 6.81% and 7.41%. These rates are based on Libor plus a fixed margin.

       In accordance with the credit facility agreement, the Company is also entitled to borrow up to 10% of its capital subscribers' equity on a short-term basis. The payment of dividends will be dependent upon the attainment of certain minimum cash flow requirements.

            Maturities of non-current borrowings are as follows:

            1994 ......................................           -
            1995 ......................................           -
            1996 ......................................           -
            1997 ......................................           -
            1998 ......................................   DM110,000
            Thereafter ................................     330,000
                                                         ----------
                                                          DM440,000
                                                         ==========

       The carrying amount of the long-term debt at December 31, 1993 is also considered to approximate fair value since market rates and conditions have not changed significantly between the time of initial utilization of the facility during 1993 and the end of the year.

                             MANNESMANN MOBILFUNK GMBH
                     NOTES TO FINANCIAL STATEMENTS (Continued)

  (10) COMMITMENTS

       The Company is obligated under various noncancelable operating leases, primarily of a long-term nature, for the main administrative building, base stations, and sales offices. The rental expense charged to income during 1993, 1992, and 1991 was DM 40,739, DM 25,254, and DM 14,491,
       respectively.

       Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) are:

       Year ending December 31:

            1994 ......................................   DM 24,633
            1995 ......................................      23,605
            1996 ......................................      21,924
            1997 ......................................      21,335
            1998 ......................................       9,468
            1999 and beyond ...........................      48,622
                                                        -----------
              Total minimum lease payments ............   DM149,587
                                                        ===========

                        REPORT OF INDEPENDENT ACCOUNTANTS


  Our report on the consolidated financial statements of AirTouch Communications (formerly PacTel Corporation) and Subsidiaries is included on page F-3 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a) 2 of the Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




  /s/ Coopers & Lybrand

  San Francisco, California
  March 3, 1994

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                        SCHEDULE I - MARKETABLE SECURITIES
                               (Dollars in millions)

          COL. A                COL. B     COL. C     COL. D       COL. E
  --------------------------  ----------- --------- --------- ---------------
                                                              Amount at Which
                                                               Each Portfolio
                               Number of                          of Equity
                               Shares of             Market   Security Issues
                                Units -             Value of   and Each Other
                              Principal     Cost   Each Issue  Security Issue
                              Amounts of     of    at Balance  Carried in the
    Name of Issuer and         Bonds and    Each      Sheet     Balance Sheet
    Title of Each Issue          Notes      Issue      Date          (a)
  --------------------------  ----------- --------- --------- ---------------
  As of December 31, 1993:

    United States Government
      Treasury Bonds .......     $650.0     $661.3    $661.3        $672.0

    Governmental Municipal
      Bonds ................       49.9       58.5      58.5          60.0

    Other Municipal Bonds ..       47.0       54.6      54.6          55.3

    Miscellaneous Commercial
      Paper and Mutual Funds       26.7       26.7      26.7          26.7
                                -------     ------    ------        ------
    Total ..................     $773.6     $801.1    $801.1        $814.0
                                =======     ======    ======        =======


  -------------------
  (a) Includes accrued interest, except for Miscellaneous Commercial Paper and Mutual Funds.


                                                AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                                  SCHEDULE II-AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                           PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                                                          (Dollars in millions)

          COL. A              COL. B     COL. C           COL. D              COL. E
  -------------------------- --------- ----------
                                                  -------------------
                                                                      ---------------------
                                                         Deductions       At End of Period
                              Balance             ------------------- ---------------------
                                 at                           Amounts
                             Beginning              Amounts   Written                Not
  Name of Debtor (a)         of Period  Additions Collected     Off      Current   Current
  -------------------------- --------- ---------- --------- --------- ----------- ---------
  Year ended December 31, 1993:
  Pacific Telesis Group....    $134.4      $38.9     $159.3    $ 11.9     $ 2.1         -
  Pacific Bell.............       2.4        0.7         -         -        3.1         -
  PacTel Properties........       0.1        0.6        0.7        -          -         -
  PacTel Business Systems..        -         0.2         -        0.2         -         -
  PacTel Cable.............     100.1        0.7      100.3        -        0.5         -
  PacTel InfoSystems.......       6.8         -          -        6.8         -         -
  PacTel Communications
    Company................        -         0.4         -        0.4         -         -
  PacTel Products..........       0.8         -          -        0.8         -         -
  PacTel Finance...........       2.0        3.0        5.0        -          -         -
  Telesis Technology
    Laboratories...........       0.3        1.8        1.6        -        0.5         -
  PacTel Reinsurance.......        -         0.8         -         -        0.8         -
                             --------- ---------- --------- --------- ----------- ---------
  Subtotal(b)..............     246.9       47.1      266.9      20.1       7.0         -
                             --------- ---------- --------- --------- ----------- ---------

  (Continued next page)


                                                AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                                  SCHEDULE II-AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                     PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES (Continued)
                                                          (Dollars in millions)


          COL. A              COL. B     COL. C           COL. D              COL. E
  -------------------------- --------- ----------
                                                  -------------------
                                                                      ---------------------

                                                       Deductions       At End of Period
                              Balance             ------------------- ---------------------
                                at                            Amounts
                             Beginning              Amounts   Written                Not
  Name of Debtor (a)         of Period  Additions Collected     Off      Current   Current
  -------------------------- --------- ---------- --------- --------- ----------- ---------
  Mannesmann Mobilfunk GmbH       7.5        9.7      10.2       1.5        5.5        -
  Telecel Comunicacoes
    Pessoais, S.A..........       7.2        3.4      10.1        -         0.5        -
  Telechamada - Servico de
    Chamada de Pessoas, S.A       0.2        0.6       0.7        -         0.1        -
  Sistelcom -
    Telemensaje, S.A.......       0.6         -        0.6        -          -         -
  CMT Partners.............         -        0.6        -         -         0.6        -
  New Par..................         -        1.5       1.1        -         0.4        -
  Bay Area Cellular
    Telephone Company......         -        1.1       1.0        -         0.1        -
                             --------- ---------- --------- --------- ----------- ---------
  Subtotal (c)                   15.5       16.9      23.7       1.5        7.2        -
                             --------- ---------- --------- --------- ----------- ---------
  Total                        $262.4      $64.0    $290.6     $21.6      $14.2        -
                             ========= ========== ========= ========= =========== =========

  ---------------------------
  (a)  The balances shown in Schedule II are the results of transactions in the normal course of business.

  (b)  Recorded on the Consolidated Balance Sheets in "Due from affiliates."

  (c)  Recorded on the Consolidated Balance Sheets in "Accounts receivable" and in "Other current assets."


                                                AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                                  SCHEDULE II-AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                    PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES - (Continued)
                                                          (Dollars in millions)


          COL. A              COL. B     COL. C           COL. D              COL. E
  -------------------------- --------- ----------
                                                  -------------------
                                                                      ---------------------

                                                       Deductions       At End of Period
                              Balance             ------------------- ---------------------
                                at                           Amounts
                             Beginning             Amounts   Written                 Not
  Name of Debtor (a)         of Period  Additions Collected    Off      Current    Current
  -------------------------- --------- ---------- --------- --------- ----------- ---------
  Year ended December 31, 1992:
  Pacific Telesis Group....    $ 74.5     $112.9     $53.0        -      $134.4         -
  Pacific Bell.............       0.8        6.4       4.8        -         2.4         -
  PacTel Properties........       0.1        0.6       0.6        -         0.1         -
  PacTel Business Systems..       2.2        1.8       4.0        -          -          -
  PacTel Cable.............      76.4       38.7      15.0        -       100.1         -
  PacTel InfoSystems.......       0.3        7.1       0.6        -         6.8         -
  PacTel Communications
    Company................       0.3        0.4       0.7        -          -          -
  PacTel Products..........       0.3        0.6       0.1        -         0.8         -
  PacTel Finance...........       0.2        2.0       0.2        -         2.0         -
  Telesis Technology
    Laboratories...........       0.3        2.7       2.7        -         0.3         -
                             --------- ---------- --------- --------- ----------- ---------
  Subtotal(b)                   155.4      173.2      81.7        -       246.9         -
                             --------- ---------- --------- --------- ----------- ---------


  (Continued next page)


                                                AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                                  SCHEDULE II-AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                     PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES (Continued)
                                                          (Dollars in millions)


          COL. A              COL. B     COL. C           COL. D              COL. E
  -------------------------- --------- ----------
                                                  -------------------
                                                                      ---------------------

                                                       Deductions       At End of Period
                              Balance             ------------------- ---------------------
                                at                           Amounts
                             Beginning             Amounts   Written                 Not
  Name of Debtor (a)         of Period  Additions Collected    Off      Current    Current
  -------------------------- --------- ---------- --------- --------- ----------- ---------
  Mannesmann Mobilfunk GmbH       6.9       17.9      15.5      $1.8        7.5        -
  Microtel Communications
    Ltd....................       0.7         -        1.4      (0.7)        -         -
  Telecel Comunicacoes
    Pessoais, S.A..........       1.1        6.5       0.4        -         7.2        -
  Telechamada-Servico de
    Chamada de Pessoas, S.A        -         0.4       0.2        -         0.2        -
  Sistelcom-Telemensaje, S.A      0.4        0.2        -         -         0.6        -
                             --------- ---------- --------- --------- ----------- ---------
  Subtotal(c)..............       9.1       25.0      17.5       1.1       15.5        -
                             --------- ---------- --------- --------- ----------- ---------
  Total....................    $164.5     $198.2     $99.2      $1.1     $262.4        -
                             ========= ========== ========= ========= =========== =========


  --------------------
  (a)  The balances shown in Schedule II are the results of transactions in the normal course of business.
  (b)  Recorded on the Consolidated Balance Sheets in "Due from affiliates."

  (c)  Recorded on the Consolidated Balance Sheets in "Accounts receivable" and in "Other current assets."

                                                AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                                  SCHEDULE II-AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                    PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES - (Continued)
                                                          (Dollars in millions)

          COL. A              COL. B     COL. C           COL. D              COL. E
  -------------------------- --------- ----------
                                                  -------------------
                                                                      ---------------------

                                                       Deductions       At End of Period
                              Balance             ------------------- ---------------------
                                at                           Amounts
                             Beginning             Amounts   Written                 Not
  Name of Debtor (a)         of Period  Additions Collected    Off      Current    Current
  -------------------------- --------- ---------- --------- --------- ----------- ---------
  Year ended December 31, 1991:
  Pacific Telesis Group.....    $41.7     $ 35.6      $2.8        -      $ 32.7     $41.8
  Pacific Bell..............      0.2        3.6       3.0        -         0.8        -
  PacTel Properties.........      0.1        2.2       2.2        -         0.1        -
  PacTel Business Systems...      0.6        3.3       1.7        -         2.2        -
  PacTel Cable..............      0.3       81.9       5.8        -        76.4        -
  PacTel InfoSystems........       -         1.1       0.8        -         0.3        -
  PacTel Communications
    Company.................      0.2        0.3       0.2        -         0.3        -
  PacTel Products...........      0.3        0.6       0.6        -         0.3        -
  PacTel Finance............      0.1        0.3       0.2        -         0.2        -
  Telesis Technology
    Laboratories............       -         1.2       0.9        -         0.3        -
                             --------- ---------- --------- --------- ----------- ---------
  Subtotal(b)...............     43.5      130.1      18.2        -       113.6      41.8
                             --------- ---------- --------- --------- ----------- ---------



  (Continued next page)


                                                AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                                  SCHEDULE II-AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                    PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES - (Continued)
                                                          (Dollars in millions)

          COL. A              COL. B     COL. C           COL. D              COL. E
  -------------------------- --------- ----------
                                                  -------------------
                                                                      ---------------------

                                                       Deductions       At End of Period
                              Balance             ------------------- ---------------------
                                at                           Amounts
                             Beginning             Amounts   Written                 Not
  Name of Debtor (a)         of Period  Additions Collected    Off      Current    Current
  -------------------------- --------- ---------- --------- --------- ----------- ---------
  Mannesmann Mobilfunk GmbH      1.1       23.6       17.8        -         6.9        -
  Microtel Communications
    Ltd.....................     1.4        1.3         -       $2.0        0.7        -
  Telecel Comunicacoes
    Pessoais, S.A...........      -         1.1         -         -         1.1        -
  Sistelcom-Telemensaje, S.A.     -         0.4         -         -         0.4        -
                             --------- ---------- --------- --------- ----------- ---------
  Subtotal(c)...............     2.5       26.4       17.8       2.0        9.1        -
                             --------- ---------- --------- --------- ----------- ---------
                               $46.0     $156.5      $36.0      $2.0     $122.7     $41.8
                             ========= ========== ========= ========= =========== =========

  ----------------
  (a)  The balances shown in Schedule II are the results of transactions in the normal course of business.
  (b)  Recorded on the Consolidated Balance Sheets in "Due from affiliates."

  (c)  Recorded on the Consolidated Balance Sheets in "Accounts receivable" and in "Other current assets."


                                                 AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                                      SCHEDULE IV-INDEBTEDNESS OF AND TO RELATED PARTIES-NOT CURRENT
                                                          (Dollars in Millions)

         COL A                    COL B      COL C      COL D      COL E      COL F      COL G      COL H      COL I
  ------------------------  ----------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                             Indebtedness of                                Indebtedness to
                            -------------------------------------------- -------------------------------------------
                            Balance at                          Balance  Balance at                         Balance
                            Beginning               Deduct-      at End  Beginning                Deduct-    at End
       Name of person       of Period   Additions    tions     of Period of Period   Additions     tions   of Period
  ------------------------  ----------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
  Year ended December 31, 1993:
     PacTel Capital
       Resources .........         -          -          -          -       $ 85.0         -      $ 85.0          -
     International
       Teletrac Systems ..         -          -          -          -         49.5         -        49.5          -
                             ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                   -          -          -          -       $134.5         -      $134.5          -
                             ========== ========== ========== ========== ========== ========== ========== ==========
  Year ended December 31, 1992:
     PacTel Capital
       Resources .........         -          -          -          -       $100.0     $85.0      $100.0     $ 85.0
     International
       Teletrac Systems ..         -          -          -          -         49.5         -           -       49.5
                             ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                   -          -          -          -       $149.5     $85.0      $100.0     $134.5
                             ========== ========== ========== ========== ========== ========== ========== ==========
  Year ended December 31, 1991:
     PacTel Capital
       Resources .........         -          -          -          -       $100.0         -           -     $100.0
     International
       Teletrac Systems ..         -          -          -          -          9.5     $40.0           -       49.5
                             ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                   -          -          -          -       $109.5     $40.0           -     $149.5
                             ========== ========== ========== ========== ========== ========== ========== ==========
  Note:  For a description of these balances, see Notes E and G to the Consolidated Financial Statements.


                                                AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
  Sheet 1 of 4                                  SCHEDULE V-PROPERTY, PLANT, AND EQUIPMENT
                                                          (Dollars in millions)

       COL. A                  COL. B       COL. C     COL. D    COL. E      COL. F
  -------------------------- ---------- ---------- ---------- ---------- ----------
                                                               Transfer       Other
                                                        to       Charges   Balance
                             Balance at            In-Service       Add/      At
                              Beginning  Additions  & Retire-   (Deduct)    End of
    Classification            of Period    at Cost    ments         (a)     Period
  -------------------------- ---------- ---------- ---------- ---------- ----------
  Year ended December 31, 1993:
    Land...................   $    8.6    $   0.3         -     $  (1.4)   $   7.5
    Buildings and leasehold
      improvements.........      131.5       24.0     $  0.9      (33.9)     120.7
    Cellular plant and
      equipment............      587.1      176.2        2.7     (113.3)     647.3
    Pagers, paging
      terminals and other
      paging equipment.....      138.6       53.2       27.4        0.6      165.0
    Office furniture and
      other equipment......      163.7       38.9       15.4      (14.4)     172.8
    Construction in process       69.3      104.2       98.1      (13.2)      62.2
                             ---------- ---------- ---------- ---------- ----------
       Total...............   $1,098.8    $ 396.8     $144.5    $(175.6)  $1,175.5
                             ========== ========== ========== ========== ==========

  ------------------
  See footnotes on Sheet 4 of 4



  Sheet 2 of 4                                  AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                                                SCHEDULE V-PROPERTY, PLANT, AND EQUIPMENT
                                                          (Dollars in millions)

       COL. A             COL. B       COL. C     COL. D    COL. E      COL. F
  -------------------- ----------- ---------- ---------- ---------- ----------
                                               Transfer       Other
                                                   to       Charges   Balance
                        Balance at            In-Service       Add/      at
                         Beginning  Additions  & Retire-   (Deduct)    End of
    Classification       of Period    at Cost    ments         (a)     Period
  --------------------- ---------- ---------- ---------- ---------- ----------
  Year ended December 31, 1992:
    Land ..............    $  8.6          -         -           -    $   8.6
    Buildings and
      leasehold
      improvements ....     105.6     $ 26.7     $  0.8          -      131.5
    Cellular plant
      and equipment ...     494.3       94.9        1.6     $ (0.5)     587.1
    Pagers, paging
      terminals, and
      other paging
      equipment .......     120.6       37.6       19.3       (0.3)     138.6
    Office furniture
      and other
      equipment .......     116.9       48.2        0.8       (0.6)     163.7
    Construction
      in process ......      49.7      125.9      106.3          -       69.3
                        ---------- ---------- ---------- ---------- ----------
       Total               $895.7     $333.3     $128.8    $  (1.4)  $1,098.8
                        ========== ========== ========== ========== ==========
  ------------------------
  See footnotes on Sheet 4 of 4

                                                                    Sheet 3 of 4
                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                    SCHEDULE V-PROPERTY, PLANT, AND EQUIPMENT
                              (Dollars in millions)

       COL. A             COL. B       COL. C     COL. D    COL. E    COL. F
  -------------------- ----------- ---------- ---------- ---------- ----------
                                               Transfer       Other
                                                   to       Charges   Balance
                        Balance at            In-Service       Add/      at
                         Beginning  Additions  & Retire-   (Deduct)    End of
    Classification       of Period    at Cost    ments         (a)     Period
  --------------------- ---------- ---------- ---------- ---------- ----------

  Year ended December 31, 1991: (b)
    Land ..............    $ 11.2     $  0.4     $  2.6      $(0.4)    $  8.6
    Buildings and
      leasehold
      improvements ....      82.9       40.3       17.6          -      105.6
    Cellular plant
      and equipment ...     445.4      127.2       79.0        0.7      494.3
    Pagers, paging
      terminals, and
      other paging
      equipment .......     101.9       35.1       15.8       (0.6)     120.6
    Office furniture
      and other
      equipment .......      81.2       46.1       10.0       (0.4)     116.9
    Construction
      in process ......      69.2      109.1      128.6          -       49.7
                        ---------- ---------- ---------- ---------- ----------
       Total               $791.8     $358.2     $253.6      $(0.7)    $895.7
                        ========== ========== ========== ========== ==========

  See footnotes on Sheet 4 of 4

                                                                    Sheet 4 of 4
                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                    SCHEDULE V-PROPERTY, PLANT, AND EQUIPMENT


  -----------------

  (a) Reductions in 1993 are primarily the result of contributing Property, Plant, and Equipment to CMT Partners, a jointly owned partnership with McCaw Cellular Communications, Inc. See Notes E and S to the Consolidated Financial Statements for further information.

  (b) In 1991 amounts originally recorded to "Office furniture and other equipment" were reclassified to other accounts within "Property, plant, and equipment."

                                                                    Sheet 1 of 4

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                 SCHEDULE VI-ACCUMULATED DEPRECIATION, DEPLETION,
                AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT
                              (Dollars in millions)

     COL. A               COL. B       COL. C     COL. D    COL. E    COL. F
  -------------------- ----------- ---------- ---------- ---------- ----------
                                               Transfer       Other
                                                   to       Charges   Balance
                        Balance at            In-Service       Add/      at
                         Beginning  Additions  & Retire-   (Deduct)    End of
    Classification       of Period    at Cost    ments         (a)     Period
  --------------------- ---------- ---------- ---------- ---------- ----------

  Year ended December 31, 1993:

  Buildings and
    leasehold
    improvements ......   $ 34.9      $ 15.5      $ 0.8     $(13.9)    $ 35.7
  Cellular plant and
    equipment .........    218.4        84.2        0.9      (50.8)     250.9
  Pagers, paging
    terminals, and
    other paging
    equipment .........     56.6        27.3       20.7          -       63.2
  Office furniture
    and other
    equipment .........     63.2        34.7       10.3       (4.0)      83.6
                        ---------- ---------- ---------- ---------- ----------
  Total ...............   $373.1      $161.7      $32.7     $(68.7)    $433.4
                        ========== ========== ========== ========== ==========


  ----------------

  See footnotes on Sheet 4 of 4

                                                                    Sheet 2 of 4

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                 SCHEDULE VI-ACCUMULATED DEPRECIATION, DEPLETION,
                AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT
                              (Dollars in millions)

       COL. A             COL. B       COL. C     COL. D    COL. E    COL. F
  -------------------- ----------- ---------- ---------- ---------- ----------
                                               Transfer       Other
                                                   to       Charges   Balance
                        Balance at            In-Service       Add/      at
                         Beginning  Additions  & Retire-   (Deduct)    End of
    Classification       of Period    at Cost    ments         (a)     Period
  --------------------- ---------- ---------- ---------- ---------- ----------

  Year ended December 31, 1992:

  Buildings and
    leasehold
    improvements ......   $ 23.9      $ 11.2      $ 0.2          -     $ 34.9
  Cellular plant
    and equipment .....    145.4        74.2        1.2          -      218.4
  Pagers, paging
    terminals, and
    other paging
    equipment .........     48.4        23.0       14.8          -       56.6
  Office furniture
    and other
    equipment .........     41.9        24.0        2.9       $0.2       63.2
                        ---------- ---------- ---------- ---------- ----------
       Total              $259.6      $132.4      $19.1       $0.2     $373.1
                        ========== ========== ========== ========== ==========


  -----------------
  See footnotes on Sheet 4 of 4

                                                                    Sheet 3 of 4

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                 SCHEDULE VI-ACCUMULATED DEPRECIATION, DEPLETION,
                AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT
                              (Dollars in millions)

       COL. A             COL. B       COL. C     COL. D    COL. E    COL. F
  -------------------- ----------- ---------- ---------- ---------- ----------
                                               Transfer       Other
                                                   to       Charges   Balance
                        Balance at            In-Service       Add/      at
                         Beginning  Additions  & Retire-   (Deduct)    End of
    Classification       of Period    at Cost    ments         (a)     Period
  --------------------- ---------- ---------- ---------- ---------- ----------

  Year ended December 31, 1991: (b)

  Buildings and
    leasehold
    improvements ......   $ 22.9      $  8.4      $ 7.3      $(0.1)    $ 23.9
  Cellular plant
    and equipment .....    104.0        67.6       27.3        1.1      145.4
  Pagers, paging
    terminals, and
    other paging
    equipment .........     40.9        19.4       11.9          -       48.4
  Office furniture
    and other
    equipment .........     29.0        18.6        4.5       (1.2)      41.9
                        ---------- ---------- ---------- ---------- ----------
  Total                   $196.8      $114.0      $51.0      $(0.2)    $259.6
                        ========== ========== ========== ========== ==========


  ----------------
  See footnotes on Sheet 4 of 4

                                                                    Sheet 4 of 4

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                 SCHEDULE VI-ACCUMULATED DEPRECIATION, DEPLETION,
                AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT



  -----------------------

  (a) Reductions in 1993 are primarily the result of contributing Property, Plant, and Equipment and related Accumulated Depreciation to CMT Partners, a jointly owned partnership with McCaw Cellular Communications, Inc. See Notes E and S to the Consolidated Financial Statements for further information.

  (b) In 1991 amounts originally recorded to "Office furniture and other equipment" were reclassified to other accounts within "Property, plant, and equipment."

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
           SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              (Dollars in millions)

             COL. A                 COL. B     COL. C     COL. D     COL. E
  ------------------------------- ---------- ---------- ---------- ----------
                                    Balance    Charged
                                      at      to Costs              Balance
                                   Beginning     and    Deductions   at End
          Description              of Period  Expenses      (a)     of Period
  ------------------------------- ---------- ---------- ---------- ----------
  Year ended December 31, 1993:
     Allowance for doubtful
       accounts .................    $10.0      $23.8     $ 24.6      $ 9.2
     Deferred tax valuation
       allowance ................    $ 3.0      $ 1.8          -      $ 4.8
     Various loss reserves ......    $ 1.7      $ 5.7     $  1.8      $ 5.6


  Year ended December 31, 1992:
     Allowance for doubtful
       accounts ................     $ 9.7      $15.1     $ 14.8      $10.0
     Deferred tax valuation
       allowance ...............         -      $ 3.0          -      $ 3.0
     Various loss reserves .....     $ 2.3      $ 1.2      $ 1.8      $ 1.7


  Year ended December 31, 1991:
     Allowance for doubtful
       accounts ................     $ 7.8      $15.4      $13.5      $ 9.7
     Various loss reserves......     $10.9      $ 1.7      $10.3      $ 2.3


  --------------------
  (a)  Amounts in this column reflect items written off, net of recoveries.

                                 AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                                     SCHEDULE IX-SHORT-TERM BORROWINGS
                                           (Dollars in millions)

          COL. A                  COL. B         COL. C       COL. D        COL. E         COL. F
  --------------------          ----------    ----------    ----------    ----------     ----------
                                                              Maximum       Average       Weighted
                                                              Amount        Amount         Average
                                               Weighted        Out-          Outs-        Interest
     Category of                 Balance        Average      standing      standing         Rate
  Aggregate Short-Term            at End       Interest       During      During the     During the
     Borrowings                 of Period        Rate       the Period    Period (a)     Period (b)
  ---------------------------   ----------    ----------    ----------    ----------     ----------
  Year ended December 31, 1993:
     Notes payable to banks....    $ 2.1          8.00%        $  4.7        $  3.5         8.00%
     Loans from affiliates.....      0.3          7.20%        $848.5        $333.0         5.60%
                                   ------
     Total.....................    $ 2.4
                                   ======
  Year ended December 31, 1992:
     Notes payable to banks....   $  4.7          8.78%          $4.7        $  2.1          9.73%
     Loans from affiliates.....    773.4          5.57%        $773.4        $627.0          5.81%
                                  ------
     Total.....................   $778.1
                                  ======
  Year ended December 31, 1991:
     Notes payable to banks....   $  0.2          9.49%         $ 4.0        $  1.1         10.48%
     Loans from affiliates.....    497.9          7.00%        $497.9        $301.3          7.80%
                                  ------
     Total.....................   $498.1
                                  ======

  (a)  Computed by dividing the aggregate daily amount outstanding  by the number of days the amount  was outstanding
       during the period.
  (b)  Computed by dividing the aggregate related interest  cost by the average amount outstanding during the period.


                                   EXHIBIT INDEX
                                   -------------

  Exhibits identified in parentheses below, on file with the Commission, are incorporated by reference as exhibits hereto.

  Exhibit
  Number                       Description
  -------                      -----------
  3.1 Amended and Restated Articles of Incorporation of the Company, as filed with the Secretary of State of the State of California on November 29, 1993

  3.2 Certificate of Amendment of Articles of Incorporation of the Company, as filed with the Secretary of State of the State of California on March 10, 1994

  3.3       Amended  and Restated By-laws of the Company, as amended to February
            25, 1994

  4.1 Form of Common Stock certificate (Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 33-68012)

  4.2 Rights Agreement between the Company and The Bank of New York, Rights Agent, dated as of July 22, 1993 (Exhibit 4.2 to the Company's Registration Statement on Form S-1, File No. 33-68012)

  10.1 Separation Agreement by and between the Company and Pacific Telesis Group, dated as of October 7, 1993 (Exhibit 10.1 to the Company's Registration Statement on Form S-1, File No. 33-68012)

  10.2      Amendment No. 1 to Separation Agreement, dated November 2, 1993

  10.3 Amended and Restated Plan of Merger and Joint Venture Organization by and among the Company, CCI, CCI Newco, Inc. and CCI Newco Sub, Inc. dated as of December 14, 1990 (Exhibit 1 to the Company's Statement on Schedule 13D filed on February 18, 1992)

  10.4 Termination Agreement by and among Telesis, the Company, CCI and Cellular Communications of Ohio, Inc. dated December 11, 1992 (Exhibit 5 to Amendment No. 28 to the Company's Statement on
            Schedule 13D filed on December 12, 1992)

  10.5 Joint Venture agreement between Mannesmann Kienzle GmbH, Pacific Telesis Netherlands B.V., Cable and Wireless plc, DG Bank Deutsch Genossenschaftsbank and Lyonnaise des Eaux SA dated June 30, 1989 (Exhibit 10.43 to the Company's Registration Statement on Form S-1, File No. 33-68012)

  10.6 Form of Indemnity Agreement between the Company and each of its directors (Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 33-68012)

  10.7      PacTel Corporation 1993 Long-Term Stock Incentive Plan

  10.8 PacTel Corporation Long-Term Incentive Plan (Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 33-68012)

  10.9      PacTel Corporation Short-Term Incentive Plan

  10.10     PacTel  Corporation  Deferred   Compensation  Plan  for  Nonemployee
            Directors

  10.11     PacTel Corporation Deferred Compensation Plan

  10.12     PacTel Corporation Supplemental Executive Pension Plan

  10.13     PacTel Corporation Executive Life Insurance Plan

  10.14     PacTel Corporation Executive Long-Term Disability Plan

  10.15 Representative Employment Agreement for Certain Senior Officers of Pacific Telesis Group (Exhibit 10pp to Form 10-K of Telesis for 1988, File No. 1-8609)

  10.16 Pacific Telesis Group Senior Management Short Term Incentive Plan (Exhibit 10-aa to Pacific Telesis Group Shareowner Dividend Reinvestment and Stock Purchase Plan Registration Statement No. 2-87852)

  10.17 Resolutions amending the Plan, effective August 28, 1987 (Exhibit 10aa to Form 10-K of Telesis for 1991, File No. 1-8609)

  10.18 Pacific Telesis Group Senior Management Long Term Incentive Plan (Exhibit 10aa to Form 10-K of Telesis for 1985, File No. 1-8609)

  10.19 Pacific Telesis Group Executive Life Insurance Plan (Exhibit 10cc to Form 10-K of Telesis for 1986, File No. 1-8609)

  10.20 Pacific Telesis Group Senior Management Long Term Disability and Survivor Protection Plan (Exhibit 10dd to Form 10-K of Telesis for 1988, file No. 1-8609)

  10.21 Resolutions amending the Plan effective May 2, 1992 and November 20, 1992 (Exhibit 10dd(i) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.22 Pacific Telesis Group Senior Management Transfer Program (Exhibit 10ee to Pacific Telesis Group Shareowner Dividend Reinvestment and Stock Purchase Plan Registration Statement No. 2-87852)

  10.23 Pacific Telesis Group Senior Management Financial Counseling Program (Exhibit 10ff to Pacific Telesis Group Shareowner Dividend Reinvestment and Stock Purchase Plan Registration Statement No. 2-87852)

  10.24 Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors (Exhibit 10gg to Form 10-K of Telesis for 1990, File No. 1-8609)

  10.25     Resolutions   amending   the  Plan   effective   December 21,  1990,
            November 20, 1992 and December 18, 1992 (Exhibit 10gg(i) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.26 Description of Pacific Telesis Group Directors' and Officers' Liability Insurance Program (Exhibit 10hh to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.27 Description of Pacific Telesis Group for Nonemployee Directors' Travel Accident Insurance (Exhibit 10ii to Form 10-K of Telesis for 1989, File No. 1-8609)

  10.28 Resolutions amending the Plan, effective as of June 28, 1991 (Exhibit 10kk to Form 10-K of Telesis for 1991, File No. 1-8609)

  10.29     Resolutions   amending   the  Plan   effective   May 22,   1992  and
            November 20, 1992 (Exhibit 10kk(ii) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.30 Pacific Telesis Group Mid-Career Hire Program (Exhibit 10mm to Form 10-K of Telesis for 1988, File No. 1-8609)

  10.31 Pacific Telesis Group Mid-Career Pension Plan (Exhibit 10nn to Form 10-K of Telesis for 1986, File No. 1-8609)

  10.32     Resolutions   amending  the   Plan   effective   May 22,  1992   and
            November 20, 1992 (Exhibit 10kk(ii) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.33 Pacific Telesis Group Executive Deferral Plan (Exhibit 1011 to Form 10-K of Telesis for 1989, File No. 1-8609)

  10.34 Resolutions amending the Plan effective November 20, 1992 and December 23, 1992 (Exhibit 1011(i) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.35 Pacific Telesis Group Stock Option and Stock Appreciation Rights Plan (Plan Text, Sections 1-17, in Registration Statement No. 33-15391)

  10.36 Resolutions amending the Plan effective November 17, 1989 and June 26, 1992 (Exhibit 10oo(i) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.37 Pacific Telesis Group Outside Directors' Retirement Plan (Exhibit 10ss to Form 10-K of Telesis for 1984, File No. 1-8609)

  10.38 Resolution amending the Plan effective May 25, 1990 (Exhibit 10ss(i) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.39 Representative Indemnity Agreement between Pacific Telesis Group and certain of its officers and each of its directors (Exhibit 10tt to Form 10-K of Telesis for 1987, File No. 1-8609)

  10.40 Trust Agreement between Pacific Telesis Group and Bank of America National Trust and Savings Association in connection with the Pacific Telesis Group Executive Deferral Plan (Exhibit 10uu to Form 10-K of Telesis for 1988, File No. 1-8609)

  10.41 Amendment to Trust Agreement No. 1 effective December 11, 1992 (Exhibit 10uu(i) to Form 10-K of Telesis of 1992, File No. 1-8609)

  10.42 Trust Agreement between Pacific Telesis Group and Bank of America National Trust and Savings Association in connection with the

            Pacific Telesis Group Deferred Compensation Plan for the Non-Employee Directors (Exhibit 10vv to Form 10-K of Telesis for 1988, File No. 1-8609)

  10.43 Amendment to Trust Agreement No. 2 effective December 11, 1992 (Exhibit 10vv(i) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.44 Pacific Telesis Group Long Term Incentive Award Deferral Plan (Exhibit 10ww to Form 10-K of Telesis for 1989, File No. 1-8609)

  10.45 Resolutions merging the Plan with the Executive Deferral Plan effective May 22, 1992 (Exhibit 10ww(i) to Form 10-K of Telesis for 1992, File No. 1-8609)

  10.46     Pacific  Telesis  Group  Nonemployee   Director  Stock  Option  Plan
            (Exhibit A to Pacific Telesis Group's 1990 Proxy Statement filed February 26, 1990, File No. 1-8609)

  10.47     Pacific   Telesis  Group  Supplemental   Executive  Retirement  Plan
            (Exhibit 10yy to Form 10-K of Telesis for 1990, File No. 1-8609)

  10.48 Resolutions amending the Plan effective November 20, 1992 (Exhibit 10yy(i) to Form 10-K of Telesis for 1992, File No. 1-8609)

  21        Subsidiaries   of  the   Company  (Exhibit   21  to   the  Company's
            Registration Statement on Form S-1, File No. 33-68012)

  23.1      Consent of Coopers & Lybrand

  23.2      Consent of Ernst & Young

  23.3      Consent of KPMG Deutsche Treuhand-Gesellschaft

  24        Powers of Attorney

  99 Modification of Final Judgment, United States District Court, District of Columbia, in "U.S. v. American Tel. & Tel. Co.," Civil Action No. 82-0192 (Exhibit 99 to the Company's Registration Statement on Form S-1, File No. 33-68012)

  (b)       Reports on Form 8-K:

            No reports on Form 8-K were filed during the last quarter of the period covered by this report.