Form 10-Q
period 1994-03-31
PACTEL CORP
filed 1994-05-12
CIK 904255

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                     FORM 10-Q



   X   Quarterly Report Pursuant to Section 13 or 15(d) of the
  ---  Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1994



                          Commission File Number 1-12342



                              AIRTOUCH COMMUNICATIONS



  A California Corporation                     I.R.S. Employer Number 94-2995122



                                 425 Market Street
                              San Francisco, CA 94105
                                  (415) 658-2000

                                  Former Address:
                                 ---------------
                                   2999 Oak Road
                              Walnut Creek, CA 94596









  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  YES   X      NO
                                                    -----       -----
  On April 30, 1994, 492,651,613 shares of common stock were outstanding.

                          PART I -- FINANCIAL INFORMATION


  ITEM 1.   FINANCIAL STATEMENTS

            Condensed Consolidated Statements of Income                  3

            Condensed Consolidated Balance Sheets                        5

            Condensed Consolidated Statements of Cash Flows              7

            Notes to Condensed Consolidated Financial Statements         9


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           15
            CONDITION AND RESULTS OF OPERATIONS.

            Report of Independent Accountants                           27




                          PART II -- OTHER INFORMATION


  ITEM 5.   OTHER INFORMATION.                                          28


  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                           29

                          PART I -- FINANCIAL INFORMATION


  ITEM 1.   FINANCIAL STATEMENTS


                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share amounts)
                                    (Unaudited)

                                                     For the 3 Months Ended
                                                           March 31,
                                                     ----------------------
                                                         1994       1993
                                                     ----------  ----------

  OPERATING REVENUES
  Wireless services and other revenues...........      $256.6      $238.1
  Cellular and paging equipment sales............        19.6        14.3
  Cost of cellular and paging equipment sales....       (18.9)      (13.3)
                                                     ----------  ----------
  NET OPERATING REVENUES.........................       257.3       239.1
                                                     ----------  ----------
  OPERATING EXPENSES
  Cost of revenues...............................        33.8        36.3
  Selling, general, administrative,
    and other expenses...........................       144.1       131.9
  Depreciation and amortization..................        45.5        42.7
                                                     ----------  ----------
  TOTAL OPERATING EXPENSES.......................       223.4       210.9
                                                     ----------  ----------
  OPERATING INCOME...............................        33.9        28.2

  Interest expense...............................        (1.6)      (10.6)
  Minority interests in net income of consol-
    idated partnerships and corporations.........        (6.3)      (12.0)
  Equity in net income (loss) of unconsol-
    idated partnerships and corporations:
      Domestic...................................        26.4         9.2
      International..............................        (4.0)       (8.2)
  Interest income................................        12.8         3.2
  Miscellaneous expense..........................        (4.5)       (3.0)
                                                     ----------  ----------
  INCOME BEFORE INCOME TAXES AND CUMULATIVE
     EFFECT OF ACCOUNTING CHANGE...................      56.7         6.8
  Income taxes...................................        29.2         9.1
                                                     ----------  ----------
  INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE.............................      27.5        (2.3)
  Cumulative effect of accounting change for
    other postretirement benefits (net of
    income taxes of $3.5) (Note B)...............           -        (5.6)
                                                     ----------  ----------
  NET INCOME (LOSS)..............................      $ 27.5      $ (7.9)
                                                     ==========  ==========
  (Continued next page)

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                  (Dollars in millions, except per share amounts)
                                    (Unaudited)

                                                     For the 3 Months Ended
                                                           March 31,
                                                     ----------------------
                                                         1994       1993
                                                     ----------  ----------
  PER SHARE AMOUNTS:
  Income (loss) before cumulative effect of the
    change in accounting for other postretirement
    benefits in 1993..............................       $0.06     $(0.01)

  Cumulative effect of the change in
    accounting for other postretirement
    benefits in 1993..............................           -      (0.01)
                                                     ----------  ----------
  Net income (loss)..............................        $0.06     $(0.02)
                                                     ==========  ==========

  Weighted average shares outstanding
    (in millions)................................        492.5      424.0
                                                     ==========  ==========


  The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in millions)

                                                   March 31,   December 31,
                                                     1994        1993
                                                  ----------  -----------
                                                  (Unaudited)
  Cash and cash equivalents......................  $  371.6      $  646.7
  Accounts receivable-net of allowance for
    uncollectibles of $10.3 and $9.2 in 1994 and
    1993, respectively ..........................     136.8         132.7
  Held-to-maturity investments...................   1,064.4         814.0
  Other receivables..............................      20.9          15.1
  Due from affiliates............................       2.6           7.0
  Other current assets...........................      54.7          45.3
                                                  ----------   -----------
  Total current assets...........................   1,651.0       1,660.8
                                                  ----------   -----------
  Property, plant, and equipment.................   1,234.4       1,175.5
  Less: accumulated depreciation.................     469.5         433.4
                                                  ----------   -----------
  Property, plant, and equipment-net.............     764.9         742.1
  Investments in unconsolidated partnerships and
    corporations.................................   1,185.8       1,154.5
  Intangible assets-net..........................     416.5         413.2
  Deferred charges and other noncurrent assets...      95.3         106.1
                                                  ----------   -----------
  TOTAL ASSETS...................................  $4,113.5      $4,076.7
                                                  ==========   ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable...............................  $  129.2      $  149.2
  Due to affiliates within one year..............      11.0          40.7
  Other current liabilities......................     130.2         124.1
                                                  ----------   -----------
  Total current liabilities......................     270.4         314.0
  Due to non-affiliates..........................      72.9          68.6
  Deferred income taxes..........................     205.7         197.6
  Deferred credits...............................      57.1          54.1
                                                  ----------   -----------
  TOTAL LIABILITIES..............................     606.1         634.3
                                                  ----------   -----------
  Commitments and contingencies.

  Minority interests in consolidated
    partnerships and corporations................     139.2         105.1
                                                  ----------   -----------

  (Continued on Next Page)

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                  (Dollars in millions, except per share amounts)


                                                   March 31,   December 31,
                                                     1994        1993
                                                  ----------  -----------
                                                  (Unaudited)
  Preferred stock ($.01 par value;  50,000,000
    shares authorized; no shares issued or
    outstanding).................................        -             -
  Common stock ($.01 par value; 1,100,000,000
    shares authorized; 492,622,960 shares issued
    and 492,500,000 shares outstanding at
    March 31, 1994 and December 31, 1993,
    respectively.................................       4.9           4.9
  Additional paid-in capital.....................   3,719.5       3,719.5
  Accumulated deficit............................    (360.4)       (387.9)
  Currency translation adjustment................      (0.3)          0.8
  Other..........................................       4.5            -
                                                  ----------   -----------
  TOTAL SHAREHOLDERS' EQUITY.....................   3,368.2       3,337.3
                                                  ----------   -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....  $4,113.5      $4,076.7
                                                  ==========   ===========


  The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in millions)
                                    (Unaudited)

                                                     For the 3 Months Ended
                                                           March 31,
                                                     ----------------------
                                                        1994        1993
                                                      ---------- ----------
  CASH FROM (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)..............................     $  27.5      $ (7.9)
  Adjustments to reconcile net income (loss) for
    items currently not affecting operating cash
    flows:
    Depreciation and amortization.................       45.5        42.7
    Deferred income taxes.........................       (2.5)        0.7
    Minority interests in net income of
      consolidated partnerships and
      corporations................................        6.3        12.0
    Equity in net income of unconsolidated
      partnerships and corporations...............      (22.4)       (1.0)
    Distributions received from equity
      investments.................................       13.9           -
    Gain on sale of property, plant, and
      equipment...................................        0.7         0.8
    Cumulative effect of accounting change
      for postretirement costs....................          -         9.1
    Changes in assets and liabilities:
      Accounts receivable-net.....................        0.4         5.2
      Other current assets and receivables........       (9.2)       (0.4)
      Deferred charges and other noncurrent
        assets....................................       (7.8)        2.4
      Accounts payable and other current
        liabilities...............................          -       (50.3)
      Deferred credits and other
        liabilities...............................      (34.6)        7.1
                                                     ---------   ---------
  CASH FROM OPERATING ACTIVITIES.................        17.8        20.4
                                                     ---------   ---------

  CASH FROM (USED FOR) INVESTING ACTIVITIES:
  Additions to property, plant, and equipment....       (80.5)      (54.2)
  Proceeds from sale of property, plant,
    and equipment................................         2.0         1.9
  Capital contributions to unconsolidated
    partnerships and corporations................        (0.9)      (60.2)
  Cost of acquiring interests in
    Cellular Communications, Inc.................           -        (4.9)
  Purchase of held-to-maturity investments.......
                                                       (250.4)          -
  Other investing activities.....................        (2.1)      (11.8)
                                                     ---------   ---------
  CASH USED FOR INVESTING ACTIVITIES.............      (331.9)     (129.2)
                                                     ---------   ---------

  (Continued on next page)

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                               (Dollars in millions)
                                    (Unaudited)


                                                     For the 3 Months Ended
                                                           March 31,
                                                     ----------------------
                                                        1994        1993
                                                     ----------   ----------

  CASH FROM (USED FOR) FINANCING ACTIVITIES:
  Retirement of notes and obligations payable.......      (2.6)      (0.1)
  Retirement of long-term debt from affiliate.......         -     (155.0)
  Distributions to minority interests in
   consolidated partnerships and corporations.......      (7.0)      (8.4)
  Contributions from minority interests in
   consolidated partnerships and corporations.......      34.7        3.6
  Decrease in short-term borrowings from
   affiliates.......................................      (0.3)    (335.5)
  Proceeds from non-current affiliate borrowings....         -        0.3
  Proceeds from issuing long-term debt..............       8.8          -
  Equity infusion by parent.........................         -      564.2
  Loan repayments from affiliate....................         -       41.5
  Other financing activities........................       5.4        1.6
                                                      ---------  ---------
  CASH FROM FINANCING ACTIVITIES....................      39.0      112.2
                                                      ---------  ---------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..    (275.1)       3.4
  BEGINNING CASH AND CASH EQUIVALENTS...............     646.7       17.1
                                                      ---------  ---------
  ENDING CASH AND CASH EQUIVALENTS..................   $ 371.6    $  20.5
                                                      =========  =========

  The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


  A.  BASIS OF PRESENTATION

      The Condensed Consolidated Financial Statements include the accounts of AirTouch Communications (the "Company") and its wholly and majority owned subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated. Certain prior period items have been reclassified to conform with the 1994 format; however, these reclassifications did not affect previously reported net income or accumulated deficit.

      The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. The Company recommends that these interim financial statements be read in conjunction with its 1993 financial statements included with the 1993 Annual Report on Form 10-K.

      In the Company's opinion, the Condensed Consolidated Financial Statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period presented. All such adjustments are normal recurring adjustments. The Condensed Consolidated Financial Statements have been reviewed by Coopers & Lybrand, independent accountants. Their report is on page 27.

  B.  ACCOUNTING CHANGES

      On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for
      Postemployment Benefits" ("SFAS 112"), and No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

      SFAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement ("postemployment benefits"). SFAS 112 requires the Company to use the accrual method of accounting for the estimated costs of postemployment benefits. Implementation of SFAS 112 did not materially impact the Company's results of operations or its financial condition.

      SFAS 115 establishes accounting standards for investments in equity securities that have readily determinable fair values and for all investments in debt securities. SFAS 115 requires the Company to classify certain investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. SFAS 115 also requires the Company to recognize unrealized holding gains and losses associated with available-for-sale securities in a separate component of shareholders' equity. Implementation of SFAS 115 did not materially impact the Company's financial condition or its results of operations. Implementation of SFAS 115, however, did change the classification and carrying value of certain noncurrent investments in marketable equity securities. See Note E for further discussion. In accordance with SFAS 115, prior years' financial statements have not been

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (Unaudited)


      restated.

      Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). SFAS 106 required the Company to change its method of accounting for postretirement benefits from a cash basis to an accrual basis. The implementation of SFAS 106 required the Company to record a one-time after-tax transition obligation of $5.6 million ($9.1 million pre-tax) in the first quarter of 1993.


  C.  EARNINGS PER SHARE

      Earnings per share were computed using weighted average common shares outstanding totalling 492,500,000 at March 31, 1994 and 424,000,000 at March 31, 1993.


  D.  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS AND CORPORATIONS

      The equity method of accounting is used for all unconsolidated entities in which the Company has significant influence. Two of these investments, New Par and Mannesmann Mobilfunk GmbH ("MMO"), meet the criteria for "significant subsidiaries" as defined by the Securities and Exchange Commission. Condensed operating results for New Par and MMO are as follows:

                                                     For the 3 Months Ended
                                                           March 31,
                                                     ----------------------
                                                        1994        1993
                                                     ----------  ----------
                                                      (Dollars in millions)
          NEW PAR
             Net operating revenues.................    $116.0      $ 80.9
             Operating income.......................    $ 24.6      $ 15.4
             Net income.............................    $ 21.6      $ 15.6

          MMO
             Net operating revenues.................    $171.1      $ 65.8
             Operating loss.........................    $ (2.9)     $(47.7)
             Net loss...............................    $ (4.3)     $(25.2)

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (Unaudited)


  E.  INVESTMENTS IN DEBT AND EQUITY SECURITIES

      The Company's held-to-maturity investment portfolio consists principally of highly liquid debt instruments with contractual maturities in excess of three months but less than one year. Auction rate reset type securities are shares in variable rate preferred municipal funds with contractual reset periods greater than 90 days. The portfolio, carried at amortized cost which approximates fair value, is summarized as follows (dollars in millions):
                                                    March 31,    December 31,
                                                      1994           1993
                                                    ---------    ------------
                                                   (Unaudited)

       United States government treasury bonds..      $708.0          $661.3
       State governmental municipal bonds.......       126.3            58.5
       Local governmental municipal bonds.......        66.3            54.6
       Miscellaneous commercial paper
         and auction rate reset type securities.       151.5            26.7
                                                    ---------    ------------
                                                     1,052.1           801.1
       Accrued interest.........................        12.3            12.9
                                                    ---------    ------------
                                                    $1,064.4          $814.0
                                                    =========    ============

      The Company also owns common stock in Qualcomm, a publicly held developer of digital mobile communications technology. Prior to January 1, 1994, the Company carried its investment in Qualcomm at cost. To comply with the provisions of SFAS 115, the Company was required to reclassify its investment in Qualcomm to an available-for-sale security effective January 1, 1994. Accordingly, the Company increased its investment in Qualcomm to reflect fair value and created a corresponding unrealized holding gain as a separate component of shareholders' equity. Qualcomm is included in "Deferred charges and other noncurrent assets" in the Condensed Consolidated Balance Sheet. At March 31, 1994, the Company carried its investment in Qualcomm at $9.8 million, which reflected fair value, compared to a net cost of $2.0 million. The Company's unrealized holding gain in Qualcomm, net of tax, is $4.5 million at March 31, 1994. At December 31, 1993, the Company's net investment in Qualcomm was $2.0 million compared to a market value of $10.6 million. The following table summarizes the changes in unrealized holding gains, net of tax, on available-for-sale securities (dollars in millions):

                                                     For the 3 Months
                                                     Ended March 31,
                                                           1994
                                                     ---------------
       Balance at beginning of period...........             -
       Unrealized holding gains, net of tax.....           $4.5
                                                     ---------------
       Balance at end of period.................           $4.5
                                                     ===============

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (Unaudited)


  F.  REVOLVING LINE OF CREDIT

      In March 1994, the Company signed a definitive bank loan agreement for a $600 million non-amortizing revolving line of credit (the "Facility"). The Facility provides the Company with funding for general corporate purposes and with standby letters of credit to support its obligations to purchase shares in Cellular Communications, Inc. The Facility is available in the form of committed advances or standby letters of credit and expires in March 1997. Interest on advances accrues at a rate equal to an index selected by the Company plus a margin which is based upon the Company's long-term, senior unsecured debt rating. Interest on outstanding but undrawn standby letters of credit accrues at a margin which is based upon the Company's long-term, senior unsecured debt rating.

  G.  CELLULAR COMMUNICATIONS, INC.

      Under the terms of a merger agreement with Cellular Communications, Inc.("CCI"), the Company is obligated to purchase 10.04 million CCI shares in October 1995 at $60 per share. To support this obligation the Company has issued a $600 million irrevocable letter of credit under the Facility for the benefit of CCI. This letter of credit expires in 1996.

      In connection with the merger agreement, the Company is required to pledge to CCI certain CCI shares owned by the Company. In March, 1994 the Company pledged its entire investment in CCI which represented approximately 11% of CCI's fully diluted shares. The Company will continue to pledge any additional CCI shares it acquires up to 15% of CCI's fully diluted shares. As of March 31, 1994, collateral pledged to CCI carried a net investment of $175.4 million and had a market value of $226.2 million.

  H.  INCOME TAX EXPENSE

      The Company's estimated annualized effective tax rate for 1994 is approximately 51.5%, a decline of approximately 11.3 percentage points from the 62.8% effective tax rate for the year ended December 31, 1993. The decline in the estimated annualized effective tax rate for 1994 was primarily caused by: tax-exempt interest income earned in 1994; a decline in equity losses of unconsolidated partnerships and corporations as a percentage of operating revenues; and eliminating in 1994 the tax effects of changing deferred taxes for increasing the corporate tax rate from 34% to 35% in 1993.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (Unaudited)


  I.  COMMITMENTS AND CONTINGENCIES

      CELLULAR PLUS INC.

      A lawsuit was filed in San Diego against the Company's wholly owned subsidiary, AirTouch Cellular ("Cellular") and US West (Cellular's competitor in San Diego), alleging on behalf of agents and dealers that Cellular engaged in price fixing of wholesale and retail cellular service. Cellular has reached settlements with all but one of the plaintiffs. The settlements paid did not have a material adverse impact on the Company's results of operations or financial condition. Similarly, the final outcome is not expected to have a material adverse impact on the Company's results of operations or financial condition.


      GARABEDIAN  DBA  WESTERN  MOBILE   TELEPHONE  COMPANY  V.  LASMSA  LIMITED
      PARTNERSHIP, ET AL.

      A class action complaint has been filed naming as defendants, among others, Los Angeles Cellular Telephone Company ("LACTC") and the Company, as general partner for Los Angeles SMSA Limited Partnership. The plaintiff alleges that LACTC and the Company conspired to fix the price of wholesale and retail cellular service in the Los Angeles market. The plaintiff alleges damages for the class "in a sum in excess of $100 million." On January 31, 1994, the Company filed a demurrer to the complaint. The Company intends to defend itself vigorously. The Company does not anticipate that this proceeding will have a material adverse effect on the Company's financial position.

      OTHER

      The Company has various letters of responsibility and letters of support for performance guarantees, refundable security deposits and credit facilities of certain subsidiaries and affiliates. These letters of responsibility and letters of support do not provide for recourse to the Company. Separately, as of March 31, 1994, the Company guaranteed approximately $10.4 million owed by a third party. The Company believes that the likelihood of having to pay under the guarantee is remote.

      A subsidiary of the Company guarantees the liabilities of a third party, for which the subsidiary is indemnified by minority shareholders unaffiliated with the Company. The Company believes it is remote that it will be required to pay under this guarantee.

      Additionally, in August 1993, the Company provided a letter supporting the commercial paper program entered into by Telecel Comunicacoes Pessoais, S.A. in which the Company may be liable for its proportionate share of the loans issued under the program if certain loan covenants are not met. As of March 31, 1994, the potential liability is approximately $6.7 million. The Company believes that the likelihood of having to pay under the letter is remote.

                     AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (Unaudited)


  J.  SUBSEQUENT EVENTS

      At March 31, 1994, the Company was an 86.1% owned subsidiary of Pacific Telesis Group ("Telesis"). In March 1994, the Telesis Board of Directors gave final approval to the separation of the Company's operations from Telesis' other businesses by distributing its ownership interest in the Company to Telesis shareholders (the "spin-off"). The spin-off occurred on April 1, 1994.

      In April 1994, the Company granted approximately 810,000 shares of restricted stock to selected employees. Employees are not required to pay for shares received. The quoted market value of the Company's common stock on the date of grant was $20.375 per share. Restricted shares are shares of common stock that are nontransferable and subject to forfeiture prior to vesting. Restricted shares have the same voting and dividend rights as other shares of common stock. The restricted shares will vest on the earlier of (a) the 15th consecutive trading day on which the closing price of common stock is at least $46 per share (200% of the initial public offering price), (b) the 10th anniversary of the grant date, or (c) a change in control of the Company. Compensation expense associated with the restricted shares of approximately $16.5 million will be recognized over the anticipated 10-year vesting period. The Company will accelerate the recognition of the remaining unamortized compensation expense if the vesting period is accelerated.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  GENERAL

  The following discussion is intended to facilitate the understanding and assessment of significant changes and trends related to the results of operations and financial condition of AirTouch Communications (the "Company"). This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes.

  CONSOLIDATION VS. EQUITY METHOD OF ACCOUNTING. For financial statement reporting purposes, the Company consolidates each subsidiary and partnership in which it has a controlling interest. Therefore, in addition to the Company's wholly owned cellular systems in San Diego and Atlanta, the Company consolidates the entities that hold the licenses for cellular systems operating in Los Angeles and Sacramento. The Company also consolidated the partnership which operates a cellular system in the San Francisco and San Jose markets prior to the closing of the partnership with McCaw Cellular Communications, Inc. ("CMT Partners") in September 1993. In addition, the Company consolidates its domestic paging operations, all of which are wholly owned, AirTouch Teletrac ("Teletrac"), a 51%-owned partnership offering vehicle location service in six markets in the United States, NordicTel Holdings AB ("NordicTel"), a 51%-owned cellular network in Sweden, its paging subsidiaries in Thailand, and the Korean subsidiary providing credit card verification system sale and support. Revenues, expenses, assets, and liabilities of consolidated entities are reflected in the corresponding line items in the Company's condensed consolidated financial statements.

  The equity method of accounting is generally used to account for the operating results of entities over which the Company has significant influence but in which it does not have a controlling interest. These entities primarily include the partnership with Cellular Communications, Inc. ("New Par"), CMT Partners (commencing in September 1993), and certain international interests, including Mannesmann Mobilfunk GmbH ("MMO") and Telecel Comunicacoes Pessoais, S.A. ("Telecel"). With respect to the entities accounted for under the equity method, the Company recognizes its proportionate share of the net income
  (loss) of each  such entity in  the line item  entitled "Equity in  net income
  (loss) of unconsolidated partnerships and corporations." The revenues and expenses of such entities are not otherwise reflected in the Company's condensed consolidated financial statements.

  Prior to the formation of CMT Partners in September 1993, the operations of the Company's cellular systems in San Francisco and San Jose were consolidated. The use of the equity method to account for CMT Partners since its formation has reduced the growth of the Company's reported revenues and expenses.

  PROPORTIONATE ACCOUNTING. Because significant assets of the Company are not consolidated and because of the substantial effect of formation of certain joint ventures on the year-to-year comparability of the Company's consolidated financial results, the Company believes that proportionate operating data facilitates the understanding and assessment of its condensed consolidated financial statements. Unlike consolidation accounting, proportionate accounting is not in accordance with generally accepted accounting principles ("GAAP") for the cellular industry. Proportionate accounting reflects the relative weight of the Company's ownership interests in its domestic cellular

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  systems.

  For example, under GAAP, 100% of the operating revenues and expenses of the Los Angeles cellular system would be included in the respective line items in the Company's condensed consolidated financial statements with 16% of the net income from the system included in the line item entitled "Minority interests in consolidated partnerships and corporations." By contrast, under proportionate accounting, only 84% of such system's revenues and expenses would be included. In addition, under proportionate accounting, the Company includes its share of revenues and expenses of equity investments in which it shares control. For example, 50% of the revenues and expenses of New Par, as well as an additional interest reflecting the Company's ownership of equity in CCI, would be included.

  A discussion of the Company's domestic cellular results of operations on a proportionate basis is set forth below under "Proportionate Results of Operations."

  RESULTS OF OPERATIONS

  The following discussions and data compare the three-month period ended March 31, 1994 to the corresponding period in 1993. Results for the first three months of 1994 for AirTouch Communications may not be indicative of results for the full year.

  NET  OPERATING  REVENUES.   The  components  of  the  Company's net  operating
  revenues are shown below:
                                                   For the Three Months
                                                       Ended March 31,
                                                   --------------------
                                                      1994      1993
                                                   --------- ---------
                                                  (Dollars in millions)
  NET OPERATING REVENUES
  Wireless services and other revenues:
    Cellular service ......................          $199.0   $194.0
    Paging service ........................            43.1     33.2
    Vehicle location service ..............             1.6      0.8
    Other revenues ........................            12.9     10.1
                                                   --------- ---------
                                                      256.6    238.1
                                                   --------- ---------
  Net cellular and paging equipment sales:
    Revenues ..............................            19.6     14.3
    Costs of equipment sold ...............           (18.9)   (13.3)
                                                   --------- ---------
                                                        0.7      1.0
                                                   --------- ---------
  Net operating revenues ..................          $257.3   $239.1
                                                   ========= =========

  CELLULAR SERVICE. Cellular service revenues primarily consist of air time, access fees, and in-bound roaming charges. Cellular revenues increased slightly in the first quarter of 1994 due to continued domestic subscriber

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  growth offset by the effects of the formation of CMT Partners in September 1993. Since the formation of the partnership, the Company's share of the net income has been recorded in "Equity in net income (loss) of unconsolidated partnerships and corporations." This change from consolidation to the equity method of accounting for the properties contributed to CMT Partners caused first quarter 1994 revenues to be significantly lower. The amount of first quarter 1993 revenues related to the properties transferred to CMT Partners, was approximately $45.2 million. This change similarly increased the amount of "Equity in net income (loss) of unconsolidated partnerships and corporations - domestic" recorded in the first quarter of 1994 by $16.5 million.

  The increase in cellular service revenues did not keep pace with subscriber growth because of declining average revenue per subscriber, caused by lower usage by new subscribers and rate reductions made in 1993 to meet competitive pressures. The Company expects that average revenue per subscriber will continue to decline as it adds new subscribers and responds to further competitive pressures.

  PAGING SERVICE. Paging service revenues primarily consist of paging service charges and rentals of paging units in the United States and, to a small extent, Thailand. Paging service revenues increased 29.9% in the first quarter of 1994. The increases in paging service revenues primarily resulted from a 40.1% increase in the number of domestic paging units in service in the first quarter of 1994. The increase in domestic paging units in service reflect increased penetration in existing markets primarily through successful retail and reseller pager sales programs, the establishment of new paging operations, and an acquisition.

  VEHICLE LOCATION SERVICE. Vehicle location service revenues from AirTouch Teletrac ("Teletrac") primarily consist of charges for corporate fleet tracking and stolen vehicle tracking services. Teletrac's vehicle location business is in the start-up phase and its services have not yet achieved a significant degree of commercial acceptance. Teletrac initiated operations in Los Angeles, Chicago, Detroit, and Dallas/Fort Worth in 1991 and in Miami and Houston in 1992. Teletrac's vehicle location service revenues increased 100.0% in the first quarter of 1994. The increase resulted from a greater number of units in service.

  OTHER REVENUES. Other revenues consist of cellular equipment rental and installation charges, pager replacement program revenues, paging voice retrieval revenues, paging activation charges, vehicle location unit sales and revenues related to credit card verification terminal sales and maintenance. Other revenues increased 27.7% in the first quarter of 1994. The increase is due to higher paging activation and voice retrieval charges, and credit card verification sales and maintenance charges.

  NET PAGING AND CELLULAR EQUIPMENT SALES. Equipment sales consist of revenues from sales of cellular telephones and sales of paging units. Equipment sales are not a primary part of the Company's cellular and paging businesses and therefore the costs associated with these sales have been removed from the cost of revenues and netted with equipment sales in the revenue section of the income statement. The increase in equipment sales in the first quarter of 1994 is attributable to increases in sales of paging units and, to a lesser

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  extent, sales of cellular telephones. The Company sells cellular telephones at or below cost and paging units approximately at cost.

  OPERATING  EXPENSES.   The following  table sets  forth the components  of the
  Company's operating expenses:
                                                   For the Three Months
                                                       Ended March 31,
                                                   --------------------
                                                      1994      1993
                                                   --------- ---------
                                                   (Dollars in millions)
  OPERATING EXPENSES
  Cost of revenues...............................    $ 33.8     $36.3
  Selling and customer operations
    expenses.....................................      72.0      68.8
  General, administrative, and other
    expenses.....................................      72.1
                                                                 63.1
  Depreciation and amortization..................      45.5      42.7
                                                   --------- ---------
  Total operating expenses.......................    $223.4    $210.9
                                                   ========= =========

  COST OF REVENUES. Cost of revenues primarily consists of charges for interconnections of the Company's cellular and paging operations with wireline telephone companies and other network-related expenses. Cost of revenues, as a percentage of net operating revenues, declined from 15.2% to 13.1% for the first quarter of 1994 compared to the same period in 1993. This decline was primarily the result of economies of scale and technical efficiencies, the reassessment of property taxes, and lower interconnect charges, partially offset by costs related to paging system capacity expansion and the addition of NordicTel.

  The 6.9% decline in the dollar amount of cost of revenues was primarily caused by the formation of CMT Partners in September 1993. This change from consolidation to the equity method of accounting for the properties contributed to CMT Partners caused first quarter 1994 cost of revenues to be significantly lower. The amount of first quarter 1993 cost of revenues related to the properties transferred to CMT Partners was approximately $5.8 million. Cost of revenues rose by $3.3 million, or 10.8% after normalizing for this change. (See the preceding discussion under Cellular Service Revenues.)

  SELLING AND CUSTOMER OPERATIONS EXPENSES. Selling and customer operations expenses primarily consist of compensation to sales channels, salaries, wages, and related benefits for sales and customer service personnel, and billing, advertising, and promotional expenses. As a percentage of net operating revenues, these expenses were 28.0% and 28.9% in the first quarter of 1994 and 1993, respectively. The slight decrease in the first quarter of 1994 was primarily attributable to increased revenues from the larger subscriber base and cost containment initiatives, particularly in the Company's domestic billing operations. This was partially offset by an increase in agent commissions resulting from the increase in cellular subscribers.

  GENERAL,  ADMINISTRATIVE, AND  OTHER EXPENSES.   General,  administrative, and
  other  expenses primarily consist of  salaries and wages  and related benefits

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  for general and administrative personnel, bad debt, international license application costs and investments in new technologies. As a percentage of net operating revenues, these expenses were 28.0% and 26.4% in the first quarter of 1994 and 1993, respectively. The increase was primarily the result of increased international activity, investment in new technologies, and increases in bad debt, which were partially offset by cost containment efforts. The Company expects to incur additional expenses as it performs certain corporate functions previously provided to the Company by Pacific Telesis Group ("Telesis"). The Company estimates $15.0 million in incremental operating expenses in 1994 for these costs.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization primarily consist of depreciation expense on the Company's domestic cellular and paging networks, as well as amortization of intangibles such as FCC license costs and goodwill. The increase in depreciation and amortization expense in the first quarter of 1994 mainly reflects increased capital investment in the Company's domestic cellular network.

  NON-OPERATING INCOME (EXPENSE). The following table sets forth the components of the Company's non-operating income (expense):

                                                   For the Three Months
                                                       Ended March 31,
                                                   --------------------
                                                      1994      1993
                                                   --------- ---------
                                                   (Dollars in millions)

  Interest expense...............................    $(1.6)   $(10.6)
                                                   ========= =========
  Minority interests in net income of consol-
    idated partnerships and corporations.........    $(6.3)   $(12.0)
                                                   ========= =========
  Equity in net income (loss) of unconsolidated
    partnerships and corporations:
      Domestic...................................    $26.4    $  9.2
      International..............................     (4.0)     (8.2)
                                                   --------- ---------
                                                     $22.4    $  1.0
                                                   ========= =========
  Interest income................................    $12.8    $  3.2
                                                   ========= =========
  Miscellaneous expense..........................    $(4.5)   $ (3.0)
                                                   ========= =========


  INTEREST EXPENSE. The $9 million decrease in interest expense in the first quarter of 1994, compared to the same period in 1993, primarily resulted from the retirement of a majority of the Company's debt in the second and third quarters of 1993. This decrease was partially offset by interest on the debt assumed by the Company as part of the NordicTel acquisition, totalling $50.1 million at December 31, 1993.

  MINORITY   INTERESTS  IN   NET   INCOME  OF   CONSOLIDATED  PARTNERSHIPS   AND

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  CORPORATIONS. The minority partners' portions of net income in consolidated partnerships and corporations are reported as "Minority interests in net income of consolidated partnerships and corporations." The decrease in the first quarter of 1994 was primarily attributable to the result of including the net losses of NordicTel and the effects of forming CMT Partners. The decrease was partially offset by improved operating results of consolidated domestic partnerships and corporations.

  EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED PARTNERSHIPS AND CORPORATIONS.

  DOMESTIC. Domestic equity earnings increased in the first quarter of 1994 compared to the same period in 1993 primarily as a result of the inclusion of CMT Partners commencing September 1, 1993. For at least the near term, equity earnings attributable to CMT Partners are likely to be less than the Company's prior share of the net income of the contributed cellular systems.

  INTERNATIONAL. The decrease in international equity losses in the first quarter of 1994 compared to the same period in 1993 was primarily due to lower losses incurred by cellular operations in Germany and Portugal, partially offset by higher losses for cellular systems under construction in Japan, and paging systems in Portugal, Spain, and France.

  INTEREST INCOME. In the first quarter of 1994, interest income reflected earnings on the initial public offering ("IPO") proceeds. The Company's interest income the first quarter of 1993 was primarily the result of the interest earned on amounts loaned to an affiliate and interest earned by the San Francisco/San Jose cellular system. The affiliated loan was settled during the third quarter of 1993 and the interest earned by the San Francisco/San Jose cellular system is no longer reflected in this account subsequent to the September 1, 1993 formation of CMT Partners, which is accounted for under the equity method. At least in the short term, the Company will continue earning interest income on the investment of proceeds from the IPO.

  MISCELLANEOUS EXPENSE. Miscellaneous expense primarily consists of currency exchange gains or losses on financial instruments which have not been deferred and one-time items such as gains and losses on sales of property, plant, or equipment. The Company attempts to mitigate the effects of foreign currency fluctuation through the use of hedges and local banking accounts. At March 31, 1994, the Company had hedged a majority of its international investments against the risk of currency fluctuations. Certain of these hedge instruments do not qualify, in whole or in part, as hedges for financial accounting purposes. Accordingly, the Company is required to recognize the currency exchange gain or loss on these hedge instruments in the current period results of operations. The Company is unable to foresee the impact of future currency exchange gains and losses.

  INCOME TAXES. The Company's effective tax rate for the first quarters of 1994 and 1993 were 51.5% and 133.8%, respectively. The decline in the effective tax rate was primarily caused by the large increase in pre-tax income accompanied by a slight increase in the amount of tax associated with income and expense items treated differently for book and tax purposes. Two such income and expense items contributing to this decline were tax-exempt interest earned in 1994 and non-deductible reorganization expenses incurred in 1993.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  Additionally, partially offsetting the decline in effective tax rate, a tax loss sharing agreement with a minority interest holder in a consolidated subsidiary reduced the amount of tax benefit recorded by the Company in the first quarter of 1994.

  INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE. The Company reported an increase in income (loss) before cumulative effect of an accounting change of $29.8 million in first quarter of 1994. This increase was primarily due to: increased cellular revenues (after normalizing for the contribution to CMT Partners), paging revenues, interest income, improved results by domestic and international equity method investees, economies of scale, cost containment initiatives, and decreased interest expense, partially offset by additional agent commissions resulting from the increase in new cellular subscribers, and start-up costs associated with wireless data services.

  Teletrac reported pre-tax losses of $9.0 million and $11.1 million during the first quarter of 1994 and 1993, respectively. The Company does not expect Teletrac's operations to be profitable for several years. The Company intends to continue actions to reduce Teletrac's operating losses and does not intend to expand Teletrac's operations significantly until its services achieve a higher level of commercial acceptance. In February of 1994, the Company reduced Teletrac's staff by 30% to approximately 200 employees. The Company is continuously evaluating and considering other commercial applications of its technology and radio location spectrum.

  CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993 and recognized $5.6 million (net of $3.5 million tax benefit) transition obligation.

  On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), and No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115"). SFAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Implementation of SFAS 112 did not materially impact the Company's results of operations or its financial condition. SFAS 115 establishes accounting standards for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Implementation of SFAS 115 did not materially impact the Company's financial condition or its results of operations. See Note E to the condensed consolidated financial statements for further discussion.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  PROPORTIONATE RESULTS OF OPERATIONS

  The following table is unaudited and provides supplemental financial and operating data for the Company's domestic cellular operations.


            SELECTED PROPORTIONATE DOMESTIC CELLULAR OPERATING DATA (1)

                                                   For the Three Months
                                                       Ended March 31,
                                                   --------------------
                                                      1994      1993
                                                   --------- ---------
                                                   (Dollars in millions)
  OPERATING RESULTS:
  Service and other revenues......................   $257.7    $197.9
  Equipment sales.................................     18.2       7.2
  Cost of equipment sales.........................    (18.3)     (7.1)
                                                   --------- ---------
  Net operating revenues..........................    257.6     198.0
                                                   --------- ---------

  Cost of revenues................................     30.1      28.3
  Selling and customer operations.................     81.3      64.4
  General, administrative and other...............     27.5      24.4
  Depreciation and amortization...................     44.2      38.0
                                                   --------- ---------
  Total operating expenses........................    183.1     155.1
                                                   --------- ---------

  Operating income................................   $ 74.5    $ 42.9
                                                   ========= =========

  Operating cash flow (2).........................   $118.7    $ 80.9
                                                   ========= =========
  Capital expenditures, excluding
    acquisitions..................................   $ 50.8    $ 40.9
                                                   ========= =========


                                                   For the Three Months
                                                       Ended March 31,
                                                   --------------------
                                                      1994      1993
                                                   --------- ---------
  OPERATING DATA:
  POPs (3)....................................   34,889,000 34,702,000
  Total Proportionate cellular
     subscribers (4)..........................    1,131,000    797,000

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  --------------------
  (1) Significant assets of the Company are not consolidated, and because of the substantial effect of the formation of certain joint ventures on the year-to-year comparability of the Company's consolidated financial results, the Company believes that proportionate financial and operating data facilitate the understanding and assessment of its consolidated financial statements. Unlike consolidation accounting, proportionate accounting is not in accordance with generally accepted accounting principles. Proportionate accounting reflects the relative weight of the Company's ownership interests in its domestic systems and excludes certain minority investments for which the Company does not receive timely financial and operating data.

  (2) Operating cash flow is defined as operating income plus depreciation and amortization. Proportionate operating cash flow represents the Company's interest in the entities multiplied by the entities' operating cash flow. As such, proportionate operating cash flow does not represent cash available to the Company.

  (3) Domestic total POPs are the estimated market population multiplied by the Company's ownership interest in that market.

  (4) Cellular subscriber data includes only those cellular systems that are included in the operating results shown in Selected Proportionate
       Domestic Cellular Operating Data, multiplied by the Company's ownership interest.

  Cellular service and other revenues increased on a proportionate basis 30.2% in the first quarter of 1994 compared to the same period in 1993, primarily as a result of a 40.6% increase in cellular subscribers. The increase in cellular service revenues did not keep pace with subscriber growth because of declining average revenue per subscriber, caused by lower usage by new subscribers and rate reductions to meet competitive pressures. The Company plans to mitigate the impacts of the lower average revenue per subscriber by offering new products and services. The Company expects that average revenues per subscriber will continue to decline as it adds new subscribers and responds to further competitive pressures.

  Equipment sales consist of revenues from sales of cellular telephones. Equipment sales are not a primary part of the Company's cellular business and therefore the costs associated with these sales have been removed from the cost of revenues and netted with equipment sales in the revenue section of the income statement.

  Total operating expenses on a proportionate basis as a percentage of net operating revenues were 71.1% and 78.3% in the first quarters of 1994 and 1993, respectively. The decrease in this percentage primarily reflects cost containment efforts, economies of scale, and increased efficiency. The increase in total operating expenses is associated with subscriber growth and increased investments in new products and services. Total operating expenses include cost of revenues, selling and customer operations, general and administrative expenses, and depreciation and amortization. The decrease in cost of revenues, as a percentage of net operating revenues, is primarily the result of the realization of economies of scale, technical efficiencies, the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  reassessment of property taxes, and lower interconnect charges. The decrease in selling and customer operations expenses, as a percentage of net operating revenues, reflects the effects of economies of scale, operational efficiencies, and cost containment initiatives. The decrease in general, administrative and other expenses, as a percentage of net operating revenues, reflects the effects of economies of scale and cost containment initiatives. The increase in depreciation and amortization expense in the first quarter of 1994 reflects the Company's increasing capital investment in its cellular systems.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, and pay its current obligations. The Company has met its financing needs from internally generated funds, equity infusions from Telesis (prior to the December 1993 IPO), and external financing through issuance of common stock.

  The Company requires substantial capital to expand and operate its existing wireless systems, to construct new wireless systems and to acquire interests in existing wireless systems. In the past, the Company has met its funding requirements primarily through short-term borrowings from an affiliate, PacTel Capital Resources ("PTCR") and equity contributions from Telesis. Prior to the IPO, the Company continued to borrow from PTCR to the extent that its existing cash resources and cash flow from operations were not sufficient to meet the Company's funding requirements. In December 1993, the Company received $1,489.2 million in net proceeds from the IPO.

  As of March 31, 1994, the Company was committed to spend up to $229 million for the acquisition of property, plant and equipment. The Company expects that capital contributions to its existing international ventures will total approximately $123 million prior to the end of 1995.

  In March 1994, the Italian government announced its selection of a consortium, Omnitel Pronto Italia, to which Italy's second digital cellular license will be awarded. The formal award and acceptance is expected to take place within the next six months. AirTouch International ("International") will hold a
  10.2 percent indirect interest in the consortium. International's share of the license fee of approximately $450 million is estimated to be approximately $46 million. The Company's net income will increase in the quarter in which the license is awarded due to costs reimbursed by the Company's consortium partners and the capitalization of previously expensed application costs. The amount of reimbursed or capitalized costs cannot be determined at this time.

  In March 1994, the Company announced it will become a strategic partner in Globalstar, a new low-cost, global-access, satellite-based mobile telephone system being formed by Loral Corporation and QUALCOMM. The Company expects to pay $37.5 million over the next year for its 8.3 percent stake, which will include the rights to provide service in nine countries and regions: the United States, Japan, Indonesia, Austria, Switzerland, the Netherlands, Belgium, Portugal, and the Caribbean. Globalstar, which is expected to begin service in 1998, will offer low-cost voice, data, fax and position locating services using a constellation of 48 low-earth-orbit satellites circumnavigating the globe. The Company expects to incur additional costs to

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  construct gateway systems in its exclusive markets.

  In May 1994, International was selected as a partner in a consortium that will develop, build, and operate a second cellular telephone system in South Korea. Subject to the execution of a final agreement, International will hold a 10 percent interest in the consortium, the third largest behind Pohang Iron & Steel Company holding a 15 percent interest and Kolon Group holding a 14 percent interest. In accordance with the preliminary plan provided by the Korean partners, International anticipates that its initial capital investment will be approximately $12.4 million, increasing to a total of approximately $50 million by the end of 1996. This preliminary plan is subject to change upon ratification by the consortium partners. The cellular telephone system is expected to start commercial services by the beginning of 1996.

  In March 1994, the Company signed a definitive bank loan agreement for a $600 million non-amortizing revolving line of credit (the "Facility"). The Facility provides the Company with funding for general corporate purposes and with standby letters of credit to support its obligations to purchase additional shares in Cellular Communications, Inc. The Facility is available in the form of committed advances or standby letters of credit and expires in March 1997. Interest on advances accrues at a rate equal to an index selected by the Company plus a margin which is based upon the Company's long-term, senior unsecured debt rating. Interest on outstanding but undrawn standby letters of credit accrues at a margin which is based upon the Company's long-term, senior unsecured debt rating.

  Under the terms of a merger agreement with Cellular Communications, Inc.("CCI"), the Company is obligated to purchase an additional 10.04 million CCI shares in October 1995 at $60 per share. To support this obligation the Company has issued a $600 million irrevocable letter of credit for the benefit of CCI. This letter of credit expires in 1996 and is issued under the Facility.

  In connection with the merger agreement, the Company is required to pledge to CCI certain CCI shares owned by the Company. In March, 1994 the Company pledged its entire investment in CCI which represented approximately 11% of CCI's fully diluted shares. The Company will continue to pledge any additional CCI shares it acquires up to 15% of CCI's fully diluted shares. As of March 31, 1994, collateral pledged to CCI carried a net investment of $175.4 million and had a market value of $226.2 million.

  The Company's cash received from financing activities was $39.0 million in the first quarter of 1994, consisting primarily of capital contributions made by minority interest holders. The Company does not expect its operations to generate sufficient cash to meet its capital requirements for the next several years. However, the Company currently believes that the net proceeds from the IPO, together with cash flow from operations, will be sufficient to satisfy the Company's estimated funding requirements through mid-1995. After such proceeds are invested, the Company expects that it will need to raise

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  additional funds through bank borrowings or public or private sales of debt or equity securities. Although there can be no assurance that such funding will be available, the Company believes that it will be able to access the capital markets on terms and in amounts adequate to meet its objectives.

                         REPORT OF INDEPENDENT ACCOUNTANTS


  To the Board of Directors and Shareholders of AirTouch Communications:


  We have reviewed the condensed consolidated balance sheet of AirTouch Communications (formerly PacTel Corporation) and Subsidiaries as of March 31, 1994 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of AirTouch Communications and Subsidiaries as of December 31, 1993, and the related consolidated statements of income, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated March 3, 1994 (except for Notes B, L, and R, as to which the date is March 9, 1994), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





  /s/ Coopers & Lybrand

  San Francisco, California
  May 6, 1994

                            PART II--OTHER INFORMATION


  ITEM 5. OTHER INFORMATION

  The following table of selected supplemental financial data is unaudited.


                     SELECTED SUPPLEMENTAL FINANCIAL DATA (1)

                                                     For the 3 Months Ended
                                                           March 31,
                                                     ----------------------
                                                         1994       1993
                                                     ----------  ----------
                                                      (Dollars in millions)
  SELECTED TOTAL PROPORTIONATE DATA
     Total proportionate net operating revenues.....   $370.7      $263.3
     Total proportionate operating cash flow........   $121.8      $ 60.4

  SELECTED PROPORTIONATE DOMESTIC CELLULAR
  OPERATING RESULTS
     Cellular service and other revenues............   $257.7      $197.9
     Equipment sales....... ........................   $ 18.2      $  7.2
     Cost of equipment sales........................   $(18.3)     $ (7.1)
     Net operating revenues.........................   $257.6      $198.0
     Total operating expenses.......................   $183.1      $155.1
     Operating income...............................   $ 74.5      $ 42.9
     Operating cash flow (2)........................   $118.7      $ 80.9
     Capital expenditures, excluding acquisitions...   $ 50.8      $ 40.9

  SELECTED CELLULAR OPERATING DATA
     Domestic:
       Total POPs (3)...............................   34,889      34,702
       Proportionate subscribers....................    1,131         797

     International
       POPs (3).....................................   40,401      39,948
       Proportionate subscribers (4)................      191          60

  DOMESTIC PAGING OPERATING RESULTS (5)
     Service and other revenues.....................    $42.5       $32.2
     Equipment sales................................    $ 9.1       $ 6.9
     Cost of equipment sales........................    $ 8.1       $ 6.0
     Net operating revenues.........................    $43.5       $33.1
     Total operating expenses before depreciation
       and amortization............................     $28.5       $22.5
     Depreciation and amortization.................     $ 8.6       $ 6.9
     Operating income...............................    $ 6.4       $ 3.7
     Operating cash flow (2)........................    $15.0       $10.6
     Capital expenditures, excluding acquisitions...    $11.6       $10.5

  SELECTED PAGING OPERATING DATA (in thousands)
     Domestic (5):
       Units in Service.............................    1,264         902

     International:
       Proportionate units in service (4)...........      111          85

  ------------------------
  (1) Significant assets of the Company are not consolidated, and because of the substantial effect of the formation of certain joint ventures on the year-to-year comparability of the Company's consolidated financial results, the Company believes that proportionate financial and operating data facilitate the understanding and assessment of its consolidated financial statements. Unlike consolidation accounting, proportionate accounting is not in accordance with generally accepted accounting principles. Proportionate accounting reflects the relative weight of the Company's ownership interests in its domestic and international systems and excludes certain minority investments for which the Company does not receive timely financial and operating data.

  (2) Operating cash flow is defined as operating income plus depreciation and amortization. Proportionate operating cash flow represents the Company's interest in the entities multiplied by the entities' operating cash flow. As such, proportionate operating cash flow does not represent cash available to the Company.

  (3) Domestic total POPs are the estimated market population multiplied by the Company's ownership interest in that market. International POPs are based upon the mid-1992 estimated population of the licensed cellular market multiplied by the Company's ownership interest and includes markets in which the networks are under construction.

  (4) Reflects total subscribers of all cellular systems and total units in service of all paging systems outside the United States in which the Company owns an interest multiplied by the Company's ownership interest.

  (5)  Domestic paging is wholly owned by the Company.



  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a) Exhibits:


       Exhibit 15
       ----------

       Letter re unaudited interim financial information.


  (b) Reports on Form 8-K


       On January 20, 1994, the Company filed a Current Report on Form 8-K to report certain financial information for the year ended December 31, 1993.

                                    SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AIRTOUCH COMMUNICATIONS





  Date: May 11, 1994                     By:   /s/ Mohan S. Gyani
                                               Vice President, Finance
                                                 and Treasurer
                                               (Principal Accounting Officer)