Form 10-Q
period 1994-06-30
AIRTOUCH COMMUNICATIONS
filed 1994-08-12
CIK 904255

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                         FORM 10-Q


 X    Quarterly Report Pursuant to Section 13 or 15(d) of the
- - ---   Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1994


               Commission File Number 1-12342


                  AIRTOUCH COMMUNICATIONS

                  A California Corporation

             I.R.S. Employer Number 94-2952076


                     425 Market Street
                  San Francisco, CA 94105
                       (415) 658-2000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                        ---    ---

On July 31, 1994, 493,513,654 shares of common stock were outstanding.

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

          Condensed Consolidated Statements of Income . . . . . . .  3

          Condensed Consolidated Balance Sheets . . . . . . . . . .  5

          Condensed Consolidated Statements of Cash Flows . . . . .  7

          Notes to Condensed Consolidated Financial Statements  . .  9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . 15

           Report of Independent Accountants  . . . . . . . . . . . 26



                          PART II -- OTHER INFORMATION


ITEM 5.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . 27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . 30

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                 For the 3 Months    For the 6 Months
                                                      Ended               Ended
                                                     June 30,            June 30,
                                                 ----------------    ----------------
                                                  1994      1993      1994      1993
                                                 ------    ------    ------    ------
Operating Revenues
   Wireless services and other revenues          $278.7    $257.6    $535.3    $495.7
   Cellular and paging equipment sales             21.5      18.3      41.1      32.6
   Cost of cellular and paging equipment
     sales                                        (21.0)    (16.4)    (39.9)    (29.7)
                                                 ------    ------    ------    ------
   Net Operating Revenues                         279.2     259.5     536.5     498.6
                                                 ------    ------    ------    ------
 Operating Expenses
   Cost of revenues                                38.1      37.9      71.9      74.2
   Selling, general, administrative, and
     other expenses                               162.5     135.7     306.6     267.6
   Depreciation and amortization                   50.0      43.5      95.5      86.2
                                                 ------    ------    ------    ------
   Total Operating Expenses                       250.6     217.1     474.0     428.0
                                                 ------    ------    ------    ------

Operating Income                                   28.6      42.4      62.5      70.6

Interest expense                                   (1.6)     (6.8)     (3.2)    (17.4)
Minority interests in net income of
   consolidated partnerships and
   corporations                                    (7.0)    (17.1)    (13.3)    (29.1)
Equity in net income (loss) of unconsolidated
   partnerships and corporations:
      Domestic                                     36.6      16.4      63.0      25.6
      International                                (2.2)     (9.1)     (6.2)    (17.3)
Interest income                                    12.5       2.7      25.3       5.9
Gain on sale of telecommunications interests        --        3.3       --        3.3
Miscellaneous expense                              (0.2)     (3.9)     (4.7)     (6.9)
                                                 ------    ------    ------    ------
Income Before Income Taxes and Cumulative
   Effect of Accounting Change                     66.7      27.9     123.4      34.7
Income taxes                                       33.6      15.4      62.8      24.5
                                                 ------    ------    ------    ------
Income Before Cumulative Effect of
   Accounting Change                               33.1      12.5      60.6      10.2
Cumulative effect of accounting change for
   other postretirement benefits (net of
   income taxes of $3.5) (Note B)                   --        --        --       (5.6)
                                                 ------    ------    ------    ------
Net Income                                       $ 33.1    $ 12.5    $ 60.6    $  4.6
                                                 ======    ======    ======    ======

(Continued next page)

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                 For the 3 Months Ended         For the 6 Months Ended
                                                        June 30,                        June 30,
                                                 ----------------------         ----------------------
                                                  1994            1993           1994            1993
                                                 ------          ------         ------          ------
Per Share Amounts:
  Income before cumulative effect of
     accounting change                            $0.07           $0.03         $0.12           $ 0.02

  Cumulative effect of accounting change for
     other postretirement benefits
     (net of income taxes)                          --              --            --            $(0.01)
                                                  -----           -----         -----           ------
  Net income                                      $0.07           $0.03         $0.12           $ 0.01
                                                  =====           =====         =====           ======
Weighted average shares outstanding
     (in millions)                                493.3           424.0         492.9            424.0
                                                  =====           =====         =====           ======

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                                 June 30,              December 31,
                                                                   1994                    1993
                                                                 --------              ------------
                                                                (Unaudited)
Cash and cash equivalents                                        $  490.6                $  646.7
Accounts receivable, net of allowance for
   uncollectibles of $10.8 in 1994
   and $9.2 in 1993                                                 143.1                   132.7
Held-to-maturity investments                                        804.6                   814.0
Available-for-sale securities                                        59.2                     --
Other receivables                                                    16.7                    15.1
Due from affiliates                                                   4.4                     7.0
Other current assets                                                 63.1                    45.3
                                                                 --------                --------
Total current assets                                              1,581.7                 1,660.8
                                                                 --------                --------
Property, plant, and equipment                                    1,336.2                 1,175.5
Less: accumulated depreciation                                      506.5                   433.4
                                                                 --------                --------
Net property, plant, and equipment                                  829.7                   742.1
Investments in unconsolidated partnerships and corporations       1,262.1                 1,154.5
Intangible assets, net                                              421.4                   413.2
Deferred charges and other noncurrent assets                         85.6                   106.1
                                                                 --------                --------
Total Assets                                                     $4,180.5                $4,076.7
                                                                 ========                ========
Liabilities and Shareholders' Equity:
Accounts payable                                                 $  135.6                $  149.2
Due to affiliates                                                     --                     40.7
Other current liabilities                                           154.9                   124.1
                                                                 --------                --------
Total current liabilities                                           290.5                   314.0
Long-term debt                                                       70.2                    68.6
Deferred income taxes                                               213.8                   197.6
Deferred credits                                                     60.5                    54.1
                                                                 --------                --------
Total Liabilities                                                   635.0                   634.3
                                                                 --------                --------
Commitments and contingencies.

Minority interests in consolidated
  partnerships and corporations                                     141.7                   105.1
                                                                 --------                --------

(Continued on Next Page)

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                  (Dollars in millions, except share amounts)


                                                                  June 30,             December 31,
                                                                    1994                   1993
                                                                -----------            ------------
                                                                (Unaudited)
Shareholders' Equity:
Preferred stock ($.0l par value; 50,000,000
  shares authorized; no shares issued or
  outstanding)                                                       --                       --
Common stock ($.0l par value; 1,100,000,000
  shares authorized; 493,500,485 shares issued and
  493,377,525 shares outstanding at June 30, 1994;
  492,622,960 shares issued and 492,500,000 shares
  outstanding at December 31, 1993)                                  4.9                      4.9
Additional paid-in capital                                       3,721.9                  3,719.5
Accumulated deficit                                               (327.3)                  (387.9)
Currency translation adjustment                                      2.6                      0.8
Other                                                                1.7                      --
                                                                --------                 --------
Total Shareholders' Equity                                       3,403.8                  3,337.3
                                                                --------                 --------
Total Liabilities and Shareholders' Equity                      $4,180.5                 $4,076.7
                                                                ========                 ========


The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                   AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)


                                                                For the 6 Months Ended
                                                                        June 30,
                                                                -----------------------
                                                                 1994             1993
                                                                ------           ------
Cash From (Used For) Operating Activities:
   Net income                                                   $ 60.6            $ 4.6
   Adjustments to reconcile net income for items
      currently not affecting operating cash flows:
      Depreciation and amortization                               95.5             86.2
      Deferred income taxes                                       10.5             10.0
      Minority interests in net income of
        consolidated partnerships and corporations                13.3             29.1
      Equity in net income of unconsolidated
        partnerships and corporations                            (56.8)            (8.3)
      Gain on sale of telecommunications interests                 --              (3.3)
      Distributions received from equity investments              40.8             13.2
      Loss on sale of property, plant, and equipment               0.3              1.9
      Cumulative effect of accounting change
        for postretirement costs                                   --               9.1
      Changes in assets and liabilities:
        Accounts receivable, net                                  (5.6)            (3.9)
        Other current assets and receivables                     (14.5)           (21.8)
        Deferred charges and other noncurrent assets             (24.9)             0.4
        Accounts payable and other current liabilities           (11.0)           (52.1)
        Deferred credits and other liabilities                     0.4              9.1
                                                                ------           ------
   Cash From Operating Activities                                108.6             74.2
                                                                ------           ------
Cash From (Used For) Investing Activities:
   Additions to property, plant, and equipment                  (168.8)          (109.1)
   Proceeds from sale of property, plant, and equipment            4.5              4.5
   Proceeds from sale of telecommunications interests              --               3.8
   Capital contributions to unconsolidated
      partnerships and corporations                              (39.2)           (79.4)
   Cost of acquiring telecommunications interests in:
      Cellular Communications, Inc.                              (22.8)            (4.9)
      Globalstar                                                 (12.5)             --
      Other                                                       (0.6)             --
   Maturities of held-to-maturity investments                      9.4              --
   Purchase of available-for-sale securities                     (59.2)             --
   Other investing activities                                     (7.4)           (12.2)
                                                                ------           ------
   Cash Used For Investing Activities                           (296.6)          (197.3)
                                                                ------           ------

(Continued on next page)

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in millions)
                                  (Unaudited)


                                                                For the 6 Months Ended
                                                                        June 30,
                                                                ------------------------
                                                                 1994              1993
                                                                ------            ------
Cash From (Used For) Financing Activities:
   Retirement of notes and obligations payable                    (7.9)             (0.3)
   Retirement of long-term debt from affiliate                     --             (185.0)
   Distributions to minority interests in
     consolidated partnerships and corporations                  (12.2)            (18.7)
   Contributions from minority interests in
     consolidated partnerships and corporations                   34.3               3.8
   Dividends paid to parent                                        --              (31.8)
   Decrease in short-term borrowings from affiliates              (0.3)           (634.1)
   Proceeds from issuing long-term debt                            9.0               0.6
   Equity infusion by parent                                       --              948.3
   Loan repayments from affiliate                                  --               40.2
   Other financing activities                                      9.0               2.3
                                                                ------            ------
   Cash From Financing Activities                                 31.9             125.3
                                                                ------            ------
(Decrease) Increase In Cash and Cash Equivalents                (156.1)              2.2
Beginning Cash and Cash Equivalents                              646.7              17.1
                                                                ------            ------
Ending Cash and Cash Equivalents                                $490.6             $19.3
                                                                ======            ======


The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.       BASIS OF PRESENTATION

         Prior to April 1, 1994, AirTouch Communications (the "Company") was an 86.1% owned subsidiary of Pacific Telesis Group ("Telesis"). On
         April 1, 1994, Telesis separated the Company's operations from Telesis' other businesses by distributing all of the common stock of the Company owned by Telesis to the Telesis shareholders.

         The Condensed Consolidated Financial Statements include the accounts of the Company, its subsidiaries and partnerships for which the Company has controlling interests. All significant intercompany balances and transactions have been eliminated. Certain prior period items have been reclassified to conform with the 1994 format; however, these reclassifications did not affect previously reported net income or accumulated deficit.

         The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. The Company recommends that these interim financial statements be read in conjunction with its 1993 financial statements included with the 1993 Annual Report on Form 10-K.

         In the Company's opinion, the Condensed Consolidated Financial Statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period presented. All such adjustments are normal recurring adjustments. The Condensed Consolidated Financial Statements have been reviewed by Coopers & Lybrand, independent accountants, and their report is included herein.

B.       ACCOUNTING CHANGES

         On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

         SFAS 115 establishes accounting standards for investments in equity securities that have readily determinable fair values and for all investments in debt securities. SFAS 115 requires the Company to classify certain investments in debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. SFAS 115 also requires the Company to recognize unrealized holding gains and losses associated with available-for-sale securities as a separate component of shareholders' equity. Implementation of SFAS 115 did not materially impact the Company's financial condition or its results of operations. Implementation of SFAS 115, however, did change the classification and carrying value of certain noncurrent investments in marketable equity securities. See Note E for further discussion. In accordance with SFAS 115, prior years' financial statements have not been restated.

         Effective January 1, 1993, the Company adopted the provisions of SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". SFAS 106 required the Company to change its method of accounting for postretirement benefits from a cash basis to an accrual basis. The implementation of SFAS 106 required the Company to record a one-time after-tax transition obligation of $5.6 million ($9.1 million pre-tax) in the first quarter of 1993.

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

C.       EARNINGS PER SHARE

         Earnings per share were computed using weighted average common shares outstanding totaling 493,265,000 for the 3 months ended June 30, 1994, 492,897,000 for the 6 months ended June 30, 1994 and 424,000,000 for the 3 and the 6 months ended June 30, 1993.


D.       INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS AND CORPORATIONS

         The equity method of accounting is used for all unconsolidated entities in which the Company has significant influence. Two of these investments, New Par and Mannesmann Mobilfunk GmbH ("MMO"), meet the criteria for "significant subsidiaries" as defined by the SEC. Condensed operating results for New Par and MMO are as follows:

                                      For the 3 Months     For the 6 Months
                                           Ended                Ended
                                          June 30,            June  30,
                                      ----------------     ----------------
                                       1994    1993          1994     1993
                                      ------  ------        ------   ------
                                             (Dollars in millions)
         NEW PAR
            Net operating revenues    $117.1   $111.0       $215.9   $191.9
            Operating income          $ 37.3   $ 30.3       $ 58.6   $ 45.7
            Net income                $ 35.3   $ 30.4       $ 56.9   $ 46.0

         MMO
           Net operating revenues     $208.8   $ 89.9       $379.9   $155.7
           Operating income (loss)    $ 18.2   $(26.1)      $ 15.3   $(73.8)
           Net income (loss)          $  5.1   $ (0.3)      $  0.8   $(25.5)

E.       INVESTMENTS IN DEBT AND EQUITY SECURITIES

         The Company's held-to-maturity investment portfolio consists principally of highly liquid debt instruments with contractual maturities in excess of three months but less than one year. Auction rate reset type securities are shares in variable rate preferred municipal funds with contractual reset periods greater than 90 days. The portfolio, carried at amortized cost which approximates fair value, is summarized as follows:

                                                    June 30,    December 31,
                                                      1994         1993
                                                   -----------  ------------
                                                    (Dollars in millions)
                                                   (Unaudited)
         United States government treasury bonds     $653.5       $661.3
         State governmental municipal bonds            24.2         58.5
         Local governmental municipal bonds             9.7         54.6
         Miscellaneous commercial paper
           and auction rate reset type securities     102.2         26.7
                                                     ------       ------
                                                      789.6        801.1
         Accrued interest                              15.0         12.9
                                                     ------       ------
                                                     $804.6       $814.0
                                                     ======       ======

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


         The Company's available-for-sale securities of $59.2 million consist of United States government securities with a carrying value which approximates market.

         The Company also owns 400,000 shares of common stock in Qualcomm, a publicly held developer of digital mobile communications technology. Prior to January 1, 1994, the Company carried its investment in Qualcomm at cost. To comply with the provisions of SFAS 115, the Company was required to reclassify its investment in Qualcomm to an available-for-sale security effective January 1, 1994. Accordingly, the Company increased its carrying value of the investment in Qualcomm to reflect fair value and created a corresponding unrealized holding gain as a separate component of shareholders' equity. The investment in Qualcomm is included in "Deferred charges and other noncurrent assets" in the Condensed Consolidated Balance Sheet. At June 30, 1994, the Company carried its investment in Qualcomm at $6.4 million, which reflected market value, compared to a net cost of $2.0 million. The Company's unrealized holding gain in Qualcomm, net of tax, is $2.6 million at June 30, 1994. At December 31, 1993, the Company's net investment in Qualcomm was $2.0 million compared to a market value of $10.6 million. The following table summarizes the changes in unrealized holding gains, net of tax:

                                             For the 6 Months
                                            Ended June 30, 1994
                                            -------------------
                                           (Dollars in millions)
         Balance at beginning of period              --
         Unrealized holding gains, net of tax      $2.6
                                                   ----
         Balance at end of period                  $2.6
                                                   ====


F.       REVOLVING LINE OF CREDIT

         In March 1994, the Company signed a definitive bank loan agreement for a $600 million non-amortizing revolving line of credit (the "Facility"). The Facility provides the Company with funding for general corporate purposes and with standby letters of credit to support its obligations to purchase shares in Cellular Communications, Inc. The Facility is available in the form of committed advances or standby letters of credit and expires in March 1997. Interest on advances accrues at a rate equal to an index selected by the Company plus a margin which is based upon the Company's long-term senior unsecured debt rating. Interest on outstanding but undrawn standby letters of credit accrues at a margin which is based upon the Company's long-term senior unsecured debt rating. The Company also has the option to pledge United States Treasury securities in exchange for a significantly reduced margin. As of June 30, 1994, the Company had voluntarily pledged approximately $600 million of securities classified as held-to-maturity and available-for-sale. Provided the Company is not in default of the Facility, these securities are immediately, without restriction, available for redemption by the Company.

G.       CELLULAR COMMUNICATIONS, INC.

         Under the terms of a merger agreement with Cellular Communications, Inc. ("CCI"), the Company is obligated to purchase up to 10.04 million CCI shares in October 1995 at $60 per share. To support this obligation, the Company has issued a $600 million irrevocable letter of credit under the Facility for the benefit of CCI. This letter of credit expires in 1996. As of June 30, 1994, there have been no draws against the letter of credit.

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


         In connection with the merger agreement, the Company is required to pledge to CCI certain CCI shares owned by the Company. As of June 30, 1994, collateral pledged to CCI carried a net investment of $195.6 million and had a market value of $261.4 million. The pledged investment represents approximately 11% of CCI's fully diluted shares. The Company will continue to pledge any additional CCI shares it acquires up to 15% of CCI's fully diluted shares.


H.       INCOME TAX EXPENSE

         The Company's estimated annualized effective tax rate for 1994 is approximately 50.9%, a decline of approximately 11.9 percentage points from the 62.8% effective tax rate for the year ended
         December 31, 1993. The decline in the estimated annualized effective tax rate for 1994 was primarily caused by: tax-exempt interest income earned in 1994; a decline in equity losses of unconsolidated partnerships and corporations as a percentage of operating revenues; and eliminating in 1994 the tax effects of changing deferred taxes for increasing the corporate tax rate from 34% to 35% in 1993.


I.       COMMITMENTS AND CONTINGENCIES

         Garabedian dba Western Mobile Telephone Company v. LASMSA Limited Partnership, et al.

         A class action complaint has been filed naming the Company as general partner for Los Angeles SMSA Limited Partnership. The plaintiff alleges that Los Angeles Cellular Telephone Company and the Company conspired to fix the price of wholesale and retail cellular service in the Los Angeles market. The plaintiff alleges damages for the class "in a sum in excess of $100 million." On January 31, 1994, the Company filed a demurrer to the complaint. The Company intends to defend itself vigorously. Two other antitrust cases brought by individual plaintiffs against the Company have been coordinated for discovery with this case. The Company does not anticipate that these proceedings will have a material adverse effect on the Company's financial position.

         Other

         The Company has various letters of responsibility and letters of support for performance guarantees, refundable security deposits and credit facilities of certain subsidiaries and affiliates. These letters of responsibility and letters of support do not provide for recourse to the Company. Separately, as of June 30, 1994, the Company guaranteed approximately $10.4 million owed by a third party. The Company believes that the likelihood of having to pay under the guarantee is remote.

         A subsidiary of the Company guarantees the liabilities of a third party, for which the subsidiary is indemnified by minority shareholders unaffiliated with the Company. The Company believes it is remote that it will be required to pay under this guarantee.

         Additionally, in August 1993, the Company provided a letter supporting the commercial paper program entered into by Telecel Comunicacoes Pessoais, S.A. in which the Company may be liable for its proportionate share of the loans issued under the program if certain loan covenants are not met. As of June 30, 1994, the potential liability is approximately $7.0 million. The Company believes that the likelihood of having to pay under the letter is remote.

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


J.       1993 LONG TERM STOCK INCENTIVE PLAN

         Under the 1993 Long Term Stock Incentive Plan (the "Plan"), the Company has reserved 24.0 million shares of common stock to be granted to eligible employees in the form of stock options, stock appreciation rights ("SARs"), restricted shares and stock units. In connection with the spin-off of the Company by Telesis on April 1, 1994, the Company replaced 1.3 million Telesis options and SARs with 3.3 million options and SARs of the Company. An additional 2.4 million options were granted to certain key employees.

         Through June 30, 1994, 0.7 million restricted shares of the Company's common stock with a fair market value of $15.5 million were issued under the Plan to eligible employees. Upon vesting, the restrictions will be removed. Vesting occurs primarily upon doubling the Company's IPO share value of $23 for a specified period of time or a change in control of the Company. The remaining deferred compensation at June 30, 1994 (approximately $15.0 million) is a reduction to Additional Paid in Capital. Compensation expense is amortized to the Income Statement over the vesting period ranging from 3 to 10 years. Upon vesting, the remaining deferred compensation will be recognized immediately.


K.       SUBSEQUENT EVENTS

         U S WEST Joint Venture

         On July 25, 1994, the Company and U S WEST, Inc. ("U S WEST") announced an agreement to combine their domestic cellular properties.

         The initial phase involves the formation of a partnership known as WMC Partners, L.P. ("WMC"), in which the Company and U S WEST will hold initial equity interests of approximately 70 percent and 30 percent, respectively. The closing of this initial phase (the "Closing"), which is conditioned on certain federal and state regulatory approvals, is expected to occur in the second quarter of 1995. After the Closing, WMC will provide services to the partners and domestic cellular properties of the partners. During this phase, the cellular properties of the parties will continue to be owned by the individual partners.

         Simultaneous with the formation of WMC, the parties formed an equally owned partnership to pursue new Personal Communications Services ("PCS") opportunities. The PCS partnership will construct and operate PCS systems in areas where the partners currently do not have cellular operations. WMC will also provide services to the PCS partnership.

         In the next phase, the partners will contribute their domestic cellular properties to WMC. This contribution is expected to occur upon the lifting of certain restrictions imposed by the Modification of Final Judgment (the "MFJ"), or earlier, at the Company's option, but will occur in any event no later than July 25, 1998. The PCS partnership also will be merged into WMC, either at the time the cellular properties are contributed or three years after it acquires its PCS license, whichever is later.

         U S WEST has the right, which is exercisable after full relief from the MFJ has been obtained but which expires on July 25, 2004, to exchange its interest in WMC for up to 19.9% of the Company's common stock outstanding at the time of the exchange. Any such exchange will be made at a ratio reflecting the appraised private market value of U S WEST's interest in WMC and the appraised public market value of the shares of the Company's common stock to be acquired by U S WEST in the exchange. In the event that the value of U S WEST's interest in WMC is determined by such appraisals to exceed 19.9% of the Company's then outstanding common stock, U S WEST is entitled to receive the excess in the form of non-voting preferred stock.

         U S WEST also has the right, exercisable between July 25, 1999, and July 25, 2009, to exchange its interest in WMC for common stock of the Company to be held by a trust for purposes of systematic sale to the public. Any such exchange will be made at a ratio reflecting the appraised private market value of U S WEST's interest in WMC and an averaged trading price of the Company's common stock during a period prior to U S WEST's exercise of the right.

                   AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


The parties have agreed to make certain adjustments to the equity ownership of WMC based on the projected business plans of the parties' domestic cellular properties. Additionally, at the Closing, the parties have agreed to make cash contributions, if necessary, to WMC based on the projected balance sheets. Separately, depending upon any variances from projections, the parties have agreed to certain cash true-up provisions under which the parties may be required to contribute cash to WMC at the time thedomestic cellular properties are merged. The Company currently cannot estimate the amount of cash, if any, that might be needed as contributions.

California Public Utilities Commission Actions

In December 1993, the California Public Utilities Commission (the "CPUC") issued an Order Instituting Investigation ("OII") into the regulation of mobile telephone service and wireless communications. In an interim decision issued on August 3, 1994, the CPUC stated its intent to exercise its option under federal law to file a petition with the Federal Communications Commission ("FCC") to retain regulatory authority over the rates and entry of cellular carriers for an interim period of 18 months beginning September 1, 1994.
The CPUC made the filing with the FCC on August 9, 1994. The FCC has twelve months to rule on the petition. Pending the FCC's decision, the CPUC will continue its current authority in California.

In its August 3, 1994 decision, the CPUC decided to retain the existing pricing guidelines. In addition, the CPUC stated it was adopting, as an interim measure, the unbundling of wholesale network elements from other service functions. This limited measure requires no cost-of-service determination as it continues to allow cellular carriers to charge market rates for these unbundled services, the sum of which can not exceed the current wholesale rates. Based on the Company's interpretation of the CPUC's interim order, the Company does not anticipate any material adverse effect on its financial position or results of operations. The Company is, however, considering its legal alternatives, including an appeal of the CPUC's interim order.

The CPUC deferred to later phases of its ongoing investigation into the mobile telephone service industry any other issues not decided in its August 3, 1994 order. At this time, the Company is unable to predict the financial effects of this ongoing investigation.

Nationwide Narrowband Personal Communications Services License

On July 29, 1994, the Company was a successful bidder in the FCC auction of narrowband Personal Communications Services ("PCS") licenses, spending $47.0 million for a nationwide 50/12.5 KHz license. The license will allow the Company to offer advanced paging communication services.

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

CONSOLIDATION VS. EQUITY METHOD OF ACCOUNTING. For financial statement reporting purposes, the Company consolidates each subsidiary and partnership in which it has a controlling interest. Therefore, in addition to the Company's wholly owned cellular systems in San Diego and Atlanta, the Company consolidates the entities that hold the licenses for cellular systems operating in Los Angeles and Sacramento. Prior to the formation of the partnership with McCaw Cellular Communications, Inc. ("CMT Partners") in September 1993, the Company consolidated the partnership that operated a cellular system in the San Francisco and San Jose markets. Subsequent to the formation of CMT Partners, the Company has used the equity method to account for CMT Partners. The use of the equity method to account for CMT Partners subsequent to its formation has reduced the growth of the Company's reported revenues and expenses. In addition, the Company consolidates its domestic paging operations, all of which are wholly owned; AirTouch Teletrac ("Teletrac"), a 51%-owned joint venture offering vehicle location service in six markets in the United States; NordicTel Holdings AB ("NordicTel"), a 51%-owned joint venture that owns and operates a cellular network in Sweden; its paging subsidiaries in Thailand; and the Korean subsidiary providing credit card verification system sale and support. Revenues, expenses, assets, and liabilities of consolidated entities are reflected in the corresponding line items in the Company's condensed consolidated financial statements.

The equity method of accounting is generally used to account for the operating results of entities over which the Company has significant influence but in which it does not have a controlling interest. These entities primarily include the partnership ("New Par") with Cellular Communications, Inc. ("CCI"), CMT Partners (commencing in September 1993) and certain international interests, including Mannesmann Mobilfunk GmbH ("MMO") and Telecel Comunicacoes Pessoais, S.A. ("Telecel"). With respect to the entities accounted for under the equity method, the Company recognizes its proportionate share of the net income (loss) of each such entity in the line item entitled "Equity in net income (loss) of unconsolidated partnerships and corporations." The revenues and expenses of such entities are not otherwise reflected in the Company's condensed consolidated financial statements.

PROPORTIONATE ACCOUNTING. Because significant assets of the Company are not consolidated and because of the substantial effect of the formation of certain joint ventures on the year-to-year comparability of the Company's consolidated financial results, the Company believes that proportionate operating data facilitates the understanding and assessment of its condensed consolidated financial statements. Unlike consolidation accounting, proportionate accounting is not in accordance with generally accepted accounting principles ("GAAP") for the cellular industry. Proportionate accounting reflects the relative weight of the Company's ownership interests in its domestic and international operations.

For example, under GAAP, 100% of the operating revenues and expenses of the Los Angeles Metropolitan Statistical Area would be included in the respective line items in the Company's condensed consolidated financial statements with 16% of the net income from the system included in the line item entitled "Minority interests in net income of consolidated partnerships and corporations." By contrast, under proportionate accounting, only 84% of such system's revenues and expenses would be included. In addition, under proportionate accounting, the Company includes its share of revenues and expenses of equity investments in which it shares control. For example, 50% of the revenues and expenses of New Par, as well as an additional interest reflecting the Company's ownership of equity in CCI, would be included. A discussion of the Company's domestic cellular results of operations on a proportionate basis is set forth below under "Proportionate Results of Operations."

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

U S WEST JOINT VENTURE

On July 25, 1994, the Company and U S WEST, Inc. ("U S WEST") announced an agreement to combine their domestic cellular properties. (See Note K in the Notes to Condensed Consolidated Financial Statements.) As a result of this transaction, one of management's priorities will be to mitigate potential near-term dilutive effects that this transaction may have on domestic cellular earnings.


RESULTS OF OPERATIONS

The following discussions and data compare both the three-month and six-month periods ended June 30, 1994 to the corresponding periods in 1993. Results for the first six months of 1994 may not be indicative of results for the full year. The discussions below do not assess the impact of the U S WEST joint venture on future operating results, future financial condition, or future liquidity. See "U S WEST Joint Venture" above and in Note K in the Notes to Condensed Consolidated Financial Statements.

NET OPERATING REVENUES. The components of the Company's net operating revenues are shown below:

                                                 For the 3 Months Ended      For the 6 Months Ended
                                                         June 30,                    June 30,
                                                 ----------------------      ----------------------
                                                    1994        1993            1994        1993
                                                   ------      ------          ------      ------
                                                               (Dollars in millions)
Operating Revenues
   Wireless services and other revenues:
     Cellular service                              $216.0      $208.6          $415.0      $402.6
     Paging service                                  46.5        36.6            89.6        69.8
     Vehicle location service                         1.2         0.9             2.8         1.7
     Other revenues                                  15.0        11.5            27.9        21.6
                                                   ------      ------          ------      ------
                                                    278.7       257.6           535.3       495.7
                                                   ------      ------          ------      ------
   Net cellular and paging equipment sales:
     Revenues                                        21.5        18.3            41.1        32.6
     Cost of equipment sold                         (21.0)      (16.4)          (39.9)      (29.7)
                                                   ------      ------          ------      ------
                                                      0.5         1.9             1.2         2.9
                                                   ------      ------          ------      ------
Net operating revenues                             $279.2      $259.5          $536.5      $498.6
                                                   ======      ======          ======      ======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

CELLULAR SERVICE. Cellular service revenues primarily consist of air time, access fees, and in-bound roaming charges. Consolidated cellular service revenues for the 1994 periods are not comparable to those for the 1993 periods because the San Francisco/San Jose cellular system was consolidated until the formation of CMT Partners on September 1, 1993. If the revenues from such system are not included in the 1993 amounts, the Company's second quarter and year to date revenues increased 35.2% and 34.5%, respectively. Second quarter and year to date comparisons hereafter are based on 1993 amounts as adjusted to give retroactive effect to the adoption of equity accounting for CMT Partners (the "CMT Adjustment"). Second quarter and year to date revenue increases were driven primarily by continued domestic subscriber growth. Average domestic subscribers, giving effect to the CMT Adjustment, grew 42% in the second quarter of 1994 compared to the same period in 1993. Total domestic subscribers, giving effect to the CMT Adjustment, grew 41% from June 30, 1993 to June 30, 1994. Domestic subscribers are customers in the Company's six managed markets which include Los Angeles, Atlanta, Sacramento, San Diego, Wichita, and Topeka. Domestic revenue gains from subscriber growth were partially offset by continued declining average revenue per subscriber caused by lower usage from new subscribers and rate reductions made in 1993 to meet competitive pressures. The Company expects that average revenue per domestic subscriber will continue to decline as it adds new domestic subscribers and responds to further competitive pressures. Second quarter and year to date revenue increases were also attributable to the international revenues of NordicTel, which accounted for 10.3% of the second quarter increase and 9.1% of the year to date increase. The Company acquired a 51% interest in NordicTel in October 1993 and consolidates its operations.

PAGING SERVICE. Paging service revenues consist primarily of paging service charges and rentals of paging units in the United States and, to a lesser extent, Thailand. Revenues from paging services increased 27% in the second quarter of 1994 reflecting the Company's continued penetration in existing markets primarily through successful retail and reseller pager sales programs. Year to date revenue from paging services improved 28% primarily due to a 35% increase in the number of domestic paging units in service, the establishment of new paging operations, and an acquisition. Year to date revenues were partially offset by an 8.5% decline in average revenue per domestic unit. The Company expects revenue per domestic unit to continue to decline, consistent with industry trends, as it responds to competitive market pressures.

VEHICLE LOCATION SERVICE. Vehicle location service revenues from Teletrac consist primarily of charges for corporate fleet tracking and stolen vehicle tracking services. Teletrac's vehicle location business is in the start-up phase and its services have not yet achieved a significant degree of commercial acceptance. Teletrac initiated operations in Los Angeles, Chicago, Detroit, and Dallas/Fort Worth in 1991 and in Miami and Houston in 1992. The improvement in vehicle location service revenues is directly attributable to an increased number of units placed in service. Units in service increased 59% from June 30, 1993 to June 30, 1994.

OTHER REVENUES. Other revenues consist of cellular equipment rental and installation charges, pager replacement program revenues, paging voice retrieval revenues, paging activation charges, vehicle location unit sales and revenues related to credit card verification terminal sales and maintenance. Other revenues increased 30% in the second quarter of 1994 and 31% year to date, principally due to higher revenues from domestic paging activation fees, which increased 142% year to date, and higher revenues from domestic paging voice retrieval charges which increased 57% year to date. The Company is actively marketing its domestic voice messaging service and expects other paging revenues to continue to increase. In addition, other revenues improved year to date in 1994 due to increasing unit sales of credit card verification terminals in Korea.

NET PAGING AND CELLULAR EQUIPMENT SALES. Equipment sales consist of cellular telephone sales and paging unit sales. Equipment sales are not a primary part of the Company's cellular and paging businesses. The Company generally sells cellular telephones at or below cost, except in the California markets which have generally been pricing new equipment above cost in compliance with California law since January 1994, and paging units approximately at cost.
Cost of equipment sales increased 28% in the second quarter while sales revenue increased only 17%, and year to date cost of equipment sales increased 34% while sales revenues increased only 26%. The Company expects contribution margins of equipment sales to continue to decline as it responds to competitive market pressures.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

OPERATING EXPENSES. The following table sets forth the components of the Company's operating expenses:

                                                    For the 3 Months Ended     For the 6 Months Ended
                                                           June 30,                   June 30,
                                                    ----------------------     ----------------------
                                                       1994        1993           1994        1993
                                                      ------      ------         ------      ------
                                                                  (Dollars in millions)
Operating Expenses
   Cost of revenues                                   $ 38.1      $ 37.9         $ 71.9      $ 74.2
   Selling and customer operations expenses             84.5        73.4          156.5       142.2
   General, administrative, and other expenses          78.0        62.3          150.1       125.4
   Depreciation and amortization                        50.0        43.5           95.5        86.2
                                                      ------      ------         ------      ------
   Total operating expenses                           $250.6      $217.1         $474.0      $428.0
                                                      ======      ======         ======      ======

COST OF REVENUES. Cost of revenues primarily consists of charges for interconnections of the Company's cellular and paging operations with wireline telephone companies and other related network expenses. Cost of revenues, giving effect to the CMT Adjustment, declined from 14.8% of net operating revenues to 13.6% for the second quarter of 1994 and from 15.2% to 13.4% for year to date 1994. The declines were primarily the result of economies of scale as more domestic subscribers are added to the existing network, effective cost management, the reassessment of property taxes related to domestic cellular network assets, and technical efficiencies. The declines were partially offset by costs related to paging system capacity expansion and the addition of NordicTel.

SELLING AND CUSTOMER OPERATIONS EXPENSES. Selling and customer operations expenses primarily consist of compensation to sales channels, salaries, wages, and related benefits for sales and customer service personnel, and billing, advertising, and promotional expenses. These expenses, giving effect to the CMT Adjustment, increased from 28.9% of net operating revenues to 30.3% for the second quarter and remained relatively constant at 29.2% for the year to date. Second quarter increases include additional expenditures associated with an expanded customer base including agent commissions, corporate identity advertising costs of $5.8 million associated with changing the corporate name to AirTouch Communications, and expenses of $5.6 million for NordicTel (which was acquired in October 1993). Although year to date amounts remained relatively constant, the Company expects selling and customer operations expenses during the remainder of the year to increase as a percentage of net operating revenues due to costs associated with plans to accelerate customer growth.

GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES. General, administrative, and other expenses primarily consist of salaries and wages and related benefits for general and administrative personnel, bad debt, international license application costs and investments in new technologies. These expenses, giving effect to the CMT Adjustment, increased from 27.4% of net operating revenues to 27.9% for the second quarter and decreased from 28.8% to 28.0% for the year to date. Increases in the second quarter reflect the impact of absorbing certain corporate functions previously provided to the Company by Pacific Telesis Group. The Company estimates that incremental expenses associated with these functions will be approximately $15 million in 1994. General, administrative, and other expenses may continue to increase as the Company incurs incremental costs associated with its anticipated growth and investment in new technologies, such as wireless data services. Second quarter increases also include $4.4 million related to NordicTel and an increase of $3.2 million for bad debt expenses associated with aggressive growth strategies in selected domestic cellular markets. Second quarter increases were partially offset by the capitalization of $5.6 million in international license application costs which had been previously expensed. These license application costs are related to the successful acquisition of a cellular license in South Korea by an international joint venture in which the Company is the lead foreign partner. Second quarter increases were also partially offset by cost containment efforts at Teletrac where staff was reduced by 30% to approximately 200 employees in February of 1994.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

DEPRECIATION AND AMORTIZATION. Depreciation and amortization primarily consist of depreciation expense on the Company's domestic cellular and paging networks, as well as amortization of intangibles such as FCC license costs and goodwill. Depreciation and amortization, giving effect to the CMT Adjustment, increased $11.7 million during the second quarter of 1994 and $19.3 million year to date 1994 primarily as a result of the Company's increased capital investment in its domestic cellular networks and depreciation and amortization associated with the acquisition of NordicTel. NordicTel depreciation and amortization totaled $4.4 million in the second quarter and $7.7 million year to date.

NON-OPERATING INCOME (EXPENSE). The following table sets forth the components of the Company's non-operating income (expense):

                                                      For the 3 Months Ended      For the 6 Months Ended
                                                              June 30,                    June 30,
                                                      ----------------------      ----------------------
                                                         1994         1993           1994         1993
                                                        -----        -----          -----        ------
                                                                     (Dollars in millions)
Interest expense                                        $ 1.6        $ 6.8          $ 3.2        $ 17.4
                                                        =====        =====          =====        ======
Minority interests in net income of consolidated
partnerships and corporations                           $ 7.0        $17.1          $13.3        $ 29.1
                                                        =====        =====          =====        ======
Equity in net income (loss) of unconsolidated
partnerships and corporations:
   Domestic                                             $36.6        $16.4          $63.0        $ 25.6
   International                                         (2.2)        (9.1)          (6.2)        (17.3)
                                                        -----        -----          -----        ------
                                                        $34.4        $ 7.3          $56.8        $  8.3
                                                        =====        =====          =====        ======
Interest income                                         $12.5        $ 2.7          $25.3        $  5.9
                                                        =====        =====          =====        ======
Gain on sale of telecommunications interest                -         $ 3.3             -           $3.3
                                                        =====        =====          =====        ======
Miscellaneous expense                                   $ 0.2        $ 3.9          $ 4.7        $  6.9
                                                        =====        =====          =====        ======


INTEREST EXPENSE. The decrease in interest expense in the second quarter of 1994 and year to date 1994 is primarily the result of retiring a majority of the Company's debt in the second and third quarters of 1993. This decrease was partially offset by interest on the debt assumed by the Company as part of the NordicTel acquisition. NordicTel debt outstanding at June 30, 1994 was $56.2 million.

MINORITY INTERESTS IN NET INCOME OF CONSOLIDATED PARTNERSHIPS AND CORPORATIONS. The minority partners' portions of net income/loss in consolidated partnerships and corporations are reported as "Minority interests in net income of consolidated partnerships and corporations." Earnings allocated to minority interests, giving effect to the CMT Adjustment, decreased $2.2 million in the second quarter of 1994 and $0.3 million year to date. Although the Company's domestic cellular consolidated partnerships have shown better performance in 1994, with allocations increasing $8.2 million year to date after giving effect to the CMT Adjustment, net earnings allocated to minority interests are lower in 1994 due to allocations for NordicTel.

EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED PARTNERSHIPS AND CORPORATIONS. DOMESTIC. Domestic equity earnings increased in the second quarter and year to date 1994 compared to the same periods in 1993 primarily due to including in 1994 the Company's share of equity income from CMT Partners. For at least the near term, equity earnings attributable to CMT Partners are likely to be less than the Company's prior share of the net income of the contributed cellular systems.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

INTERNATIONAL. International equity losses decreased in the second quarter of 1994 and year to date 1994 compared to the same periods in 1993. The primary factors contributing to the decreases were lower losses incurred by the Company's cellular joint venture in Portugal and the attainment of positive net income by MMO. Improvements in 1994 were partially offset by higher losses for cellular systems under construction in Japan. The Company anticipates future improvements in certain international ventures to be partially offset by start-up losses incurred by its South Korean and Italian cellular consortia.

INTEREST INCOME. Interest income in 1994 reflects earnings on proceeds from the initial public offering of the Company's common stock (the "IPO") completed in December 1993. The Company's interest income in the second quarter of 1993 was primarily the result of the interest earned on amounts loaned to an affiliate and interest earned by the San Francisco/San Jose cellular system. The affiliated loan was settled during the third quarter of 1993 and the interest earned by the San Francisco/San Jose cellular system is no longer reflected in this account subsequent to the September 1, 1993 formation of CMT Partners, which is accounted for under the equity method. At least in the short term, the Company will continue earning interest income on the investment of proceeds from the IPO.

GAIN ON SALE OF TELECOMMUNICATIONS INTERESTS. The $3.3 million gain in 1993 resulted from the sale of small interests in three wireline cellular systems in the San Francisco Bay Area. Federal Communications Commission rules required the Company to sell its interests in two of the three systems because the Company acquired interests in competing non-wireline carriers as a result of the formation of CMT Partners. Upon completion of the transaction in December 1993, the gain was adjusted to $3.8 million.

MISCELLANEOUS EXPENSE. Miscellaneous expense primarily consists of currency exchange gains or losses on financial instruments that have not been deferred and one-time items such as gains and losses on sales of property, plant, or equipment. The Company attempts to mitigate the effects of foreign currency fluctuation through the use of hedges and local banking accounts. At June 30, 1994, the Company had hedged a majority of its international investments against the risk of currency fluctuations. Certain of these hedge instruments do not qualify, in whole or in part, as hedges for financial accounting purposes. Accordingly, the Company is required to recognize the currency exchange gain or loss on these hedge instruments in the current period results of operations. The Company is unable to forecast the impact of future currency exchange gains and losses on its results of operations or financial position.

INCOME TAXES. The Company's estimated annualized effective tax rates for year to date 1994 and 1993 were 50.9% and 70.7%, respectively. The decline in the effective estimated annualized tax rate was primarily attributable to the large increase in pre-tax income and items that are treated differently for book and tax purposes such as tax-exempt interest income earned in 1994, international equity earnings/losses, and goodwill. Partially offsetting the decline in the effective tax rate was a tax loss sharing agreement with a minority interest holder in a consolidated subsidiary that reduced the amount of tax benefit recorded by the Company in the second quarter of 1994.

INCOME BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE. The growth in income before cumulative effect of an accounting change in both periods reflects the improved financial performance of the Company's domestic and international cellular operations, continued strong growth in cellular and paging subscribers and related revenues, effective cost management, and interest income related to IPO proceeds. Income growth was partially offset by additional agent commissions resulting from the increase in new cellular subscribers and start-up costs associated with wireless data services. The Company expects income before effects of accounting changes to be slightly lower during the second half of the year due to costs associated with plans to accelerate customer growth and the development of new technologies and products.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Teletrac continues to show improvement and experienced lower pre-tax operating losses during the second quarter of 1994 and year to date 1994. The Company, however, does not expect Teletrac's operations to be profitable for several years. Teletrac reported pre-tax losses of $4.7 million during the second quarter of 1994 compared to $13.6 million for the same period in 1993, and $13.8 million for the year to date 1994 compared to $24.6 million for the year to date 1993. The Company intends to continue actions to reduce Teletrac's operating losses and does not intend to expand Teletrac's operations significantly until its services achieve a higher level of commercial acceptance. In February of 1994, the Company reduced Teletrac's staff by 30% to approximately 200 employees. The Company is continuously evaluating and considering other commercial applications of Teletrac's technology and radio location spectrum.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company adopted Statement of Financial Accounting Standards ("SFAS ") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993 and recognized a one-time transition obligation of $5.6 million, net of a $3.5 million tax benefit.

On January 1, 1994, the Company adopted the provisions of SFAS 112, "Employers' Accounting for Postemployment Benefits", and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Implementation of SFAS 112 did not materially impact the Company's results of operations or its financial condition. SFAS 115 establishes accounting standards for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Implementation of SFAS 115 did not materially impact the Company's financial condition or its results of operations. See Note E in the Notes to Condensed Consolidated Financial Statements for further discussion. In accordance with SFAS 115, prior years' financial statements have not been restated.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

PROPORTIONATE RESULTS OF OPERATIONS

The following table is unaudited and provides supplemental financial and operating data for the Company's domestic cellular operations.

SELECTED PROPORTIONATE DOMESTIC CELLULAR OPERATING DATA(1)

                                                             For the 3 Months Ended            For the 6 Months Ended
                                                                     June 30,                         June 30,
                                                             ----------------------            ----------------------
                                                              1994            1993              1994           1993
                                                             ------          ------            ------          ------
                                                                                (Dollars in millions)
Operating Results:
    Service and other revenues                               $284.8          $215.4            $542.5          $413.3
    Equipment sales                                            13.2             9.3              31.4            16.5
    Cost of equipment sales                                   (14.6)           (8.7)            (32.9)          (15.8)
                                                             ------          ------            ------          ------
    Net operating revenues                                    283.4           216.0             541.0           414.0
                                                             ------          ------            ------          ------
    Cost of revenues                                           30.9            28.4              61.0            56.7
    Selling and customer operations                            89.2            67.8             170.5           132.2
    General, administrative and other                          30.3            22.9              57.8            47.3
    Depreciation and amortization                              45.5            39.7              89.7            77.7
                                                             ------          ------            ------          ------
    Total operating expenses                                  195.9           158.8             379.0           313.9
                                                             ------          ------            ------          ------
    Operating income                                          $87.5           $57.2            $162.0          $100.1
                                                             ======          ======            ======          ======
    Operating cash flow (2)                                  $133.0           $96.9            $251.7          $177.8
                                                             ======          ======            ======          ======
    Capital expenditures, excluding acquisitions              $77.7           $48.1            $128.5           $89.0
                                                             ======          ======            ======          ======

                                                                     June 30,
                                                             -----------------------
                                                              1994             1993
                                                             ------           ------
Operating Data (in thousands):
    POPs (3)                                                 34,976           34,702
    Total Proportionate cellular subscribers (4)              1,221              857


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

(2) Operating cash flow is defined as operating income plus depreciation and amortization. Proportionate operating cash flow represents the Company's ownership interest in the entities multiplied by the entities' operating cash flow. As such, proportionate operating cash flow does not represent cash available to the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

(3) POPs are the estimated market population multiplied by the Company's ownership interest in the cellular system in that market.

(4) Cellular subscriber data includes only those cellular systems that are included in the operating results shown in Selected Proportionate Domestic Cellular Operating Data multiplied by the Company's ownership interest.


Cellular service and other revenues increased on a proportionate basis 32% in the second quarter of 1994 and 31% for the year to date 1994. These gains primarily reflect an increase of 43% in end of period domestic proportionate subscribers between June 30, 1993 and June 30, 1994. Also contributing to the increases were the Company's share of operating results for New Par, a joint venture with CCI, which began to reflect the success of its 1994 growth initiative during the second quarter of 1994. The Company expects to implement additional growth initiatives in other managed markets to continue to improve market share in future quarters. Increases in the subscriber base are being partly offset by slowly declining average revenue per subscriber due to changes in the customer mix. For example, many new customers are taking advantage of lower cost contract plans that provide a flat rate for access plus a specific number of monthly airtime minutes. The Company plans to mitigate the impact of lower average revenue per subscriber by offering new products and services.
The Company expects that average revenue per subscriber will continue to decline as it adds new subscribers and responds to further competitive pressures.

Equipment Sales on a proportionate basis increased primarily due to higher direct sales from retail sales locations in consolidated markets and focus on equipment pricing as a part of the New Par growth initiative to increase the subscriber base. Negative gross margins primarily reflect equipment pricing promotions to meet competition outside the California markets. California markets have generally been pricing new equipment above cost in compliance with California law since January 1994. Equipment sales are not a primary part of the Company's cellular business. The Company expects contribution margins of equipment sales to continue to decline as it responds to competitive market pressures.

Cost of Revenues on a proportionate basis increased by 8.8% in the second quarter of 1994 and 7.6% for the year to date 1994. Cost of Revenues has increased less than revenues because economies of scale achieved as a result of spreading fixed network costs over a larger subscriber base and cost containment efforts throughout the markets.

Selling and customer operations expenses on a proportionate basis increased 32% in the second quarter of 1994 and 29% for the year to date 1994. These increases were primarily due to increased commissions associated with higher gross gains, increased advertising and promotion costs to support the New Par growth initiative, and increased advertising in managed markets as a result of the Company's name change to AirTouch. The Company expects selling and customer operations expenses during the remainder of the year to increase as a percentage of net operating revenues due to costs associated with plans to accelerate customer growth. Proportionate acquisition costs per retail gross gain, however, declined by 8% between June 30, 1993 and June 30, 1994.

General, administrative and other expenses on a proportionate basis remained relatively constant in 1994 compared to 1993 as a percentage of net operating revenues. These expenses were 10.7% of net operating revenues in the second quarter compared to 10.6% for the same period in 1993, and 10.7% for the year to date 1994 compared to 11.4% for the same period in 1993. The stability of these expenses reflects market-wide cost containment efforts which were partially offset by higher costs associated with new services that are not yet generating revenues.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Depreciation and amortization on a proportionate basis increased by 15% in the second quarter of 1994 and 15% for the year to date 1994. The increases are primarily due to a significant increase in network capital, which is generally depreciated over 7 years. Network capital in service increased by $71.3 million for the consolidated managed markets between December 1993 and June 1994. These significant network enhancements increased capacity and improved service quality. For instance, to meet increased demand a digital switching station was added to a Mobile Telephone Switching Office in the Southern California market in March 1994.

Capital expenditure increases in the second quarter of 1994 and for the year to date 1994 primarily reflect the overall network enhancements to increase capacity and improve service quality, deployment of digital technology in the San Francisco Bay Area, early purchases of digital equipment for planned future deployment in the Southern California market, and technological upgrades in the Southern California market to provide future additional customer features.


LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, and pay its current obligations. The Company has met its financing needs from internally generated funds, equity infusions from Telesis prior to the IPO, and proceeds from the IPO.

The Company requires substantial capital to expand and operate its existing wireless systems, to construct new wireless systems, and to acquire interests in existing wireless systems. Prior to the IPO, the Company met its funding requirements primarily through short-term borrowings from a former affiliate, PacTel Capital Resources ("PTCR") and equity contributions from Telesis. In December 1993, the Company received $1,489.2 million in net proceeds from the IPO.

As of June 30, 1994, the Company was committed to spend up to $110 million for the acquisition of property, plant, and equipment. The Company expects that capital contributions to its existing international ventures will total approximately $258 million prior to the end of 1995.

In March 1994, the Italian government announced its award of Italy's second digital cellular license to the consortium Omnitel Pronto Italia. The formal award and acceptance is expected to take place within the next six months. AirTouch International ("International") holds a 10.2 percent indirect interest in the consortium. The total license fee is expected to be 750 billion Lira ($475 million using June 30, 1994 exchange rates). International's share is estimated to be $48 million and its total investment is expected to be approximately $100 million using June 30, 1994 exchange rates. The Company's net income will increase in the quarter in which the license is awarded due to costs reimbursed by the Company's consortium partners and the capitalization of previously expensed application costs. The amount of reimbursed or capitalized costs cannot be determined at this time.

In March 1994, the Company announced it will become a strategic partner in Globalstar, a new low-cost, global-access, satellite-based mobile telephone system being formed by Loral Corporation and QUALCOMM. The Company expects to pay a total of $38 million over the next year for its 8.3 percent stake, which will give the Company exclusive service provider status in nine countries and regions: the United States, Japan, Indonesia, Austria, Switzerland, the Netherlands, Belgium, Portugal, and the Caribbean. The Company has made an initial investment of $12.5 million as of June 30, 1994. Globalstar, which is expected to begin service in 1998, will offer low-cost voice, data, fax and position locating services using a constellation of 48 low-earth-orbit satellites circumnavigating the globe. The Company expects to incur additional costs to construct gateway systems in the United States.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

In May 1994, International was selected as a member in the consortium that will develop, build, and operate a second digital cellular system in South Korea. International holds an 11.3 percent interest, the third largest interest in the consortium. In accordance with the consortium's preliminary plan provided by the Korean partners, International anticipates that its capital investment will total approximately $60 million by the end of 1996. This preliminary plan is subject to change upon ratification by the consortium partners. International made an initial contribution of approximately $20 million in June 1994. The cellular system is expected to begin offering commercial service by the beginning of 1996.

In June 1994, the Company agreed in principle to form a mobile communications joint venture with Belgacom, a Belgian-state-owned telecommunications network operator. The agreement, subject to the Belgian government's approval, entitles the Company to acquire a 25 percent interest in Belgacom Mobile for $147 million, to be paid during a three-year period. The amounts payable are subject to adjustments to reflect the Company's role in Belgacom's successful GSM network launch (Global System for Mobile Communications) and are contingent on the business meeting specific performance milestones through the end of 1996. The new company will include Belgacom's analog and digital cellular businesses.

On July 29, 1994, the Company was a successful bidder in the FCC auction of narrowband PCS licenses, spending $47 million for a nationwide 50/12.5 KHz license. The license will allow the Company to offer advanced paging communication services. The plans for utilization of this channel are still being formalized.

In March 1994, the Company signed a definitive bank loan agreement for a $600 million non-amortizing revolving line of credit (the "Facility"). The Facility provides the Company with funding for general corporate purposes and with standby letters of credit to support its obligations to purchase shares in CCI. The Facility is available in the form of committed advances or standby letters of credit and expires in March 1997. Interest on advances accrues at a rate equal to an index selected by the Company plus a margin which is based upon the Company's long-term senior unsecured debt rating. Interest on outstanding but undrawn standby letters of credit accrues at a margin which is based upon the Company's long-term senior unsecured debt rating. The Company also has the option to pledge United States Treasury securities in exchange for a significantly reduced margin. As of June 30, 1994, the Company had voluntarily pledged approximately $600 million of securities classified as held-to-maturity and available-for-sale. Provided the Company is not in default of the Facility, these securities are immediately, without restriction, available for redemption by the Company.

Under the terms of a merger agreement with CCI, the Company is obligated to purchase up to 10.04 million CCI shares in October 1995 at $60 per share. To support this obligation the Company has issued a $600 million irrevocable letter of credit under the Facility for the benefit of CCI. This letter of credit expires in 1996. As of June 30, 1994, there have been no draws against the letter of credit.

In connection with the merger agreement, the Company is required to pledge to
CCI certain CCI shares owned by the Company.   As of June 30, 1994, collateral
pledged to CCI carried a net investment of $195.6 million and had a market value of $261.4 million. The pledged investment represents approximately 11% of CCI's fully diluted shares. The Company will continue to pledge any additional CCI shares it acquires up to 15% of CCI's fully diluted shares.

The Company's cash received from financing activities for the first six months of 1994 was $31.9 million. The activity consists primarily of capital contributions from international minority interest holders and from proceeds of increasing international long-term debt. The 1994 proceeds were partially offset by distributions to domestic cellular minority partners. The Company does not expect its operations to generate sufficient cash to meet its capital requirements for the next several years. However, the Company currently believes that the net proceeds from the IPO, together with cash flow from operations, will be sufficient to satisfy the Company's estimated funding requirements through mid- 1995. After such proceeds are invested, the Company expects that it will need to raise additional funds through bank borrowings or public or private sales of debt or equity securities. Although there can be no assurance that such funding will be available, the Company believes that it will be able to access the capital markets on terms and in amounts adequate to meet its objectives.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of AirTouch Communications:


We have reviewed the condensed consolidated balance sheet of AirTouch Communications (formerly PacTel Corporation) and Subsidiaries as of June 30, 1994 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1994 and 1993 and cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of management.

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

San Francisco, California
July 26, 1994

                          PART II--OTHER INFORMATION

ITEM 5.         OTHER INFORMATION


The following table of selected supplemental financial data is unaudited.

SELECTED SUPPLEMENTAL FINANCIAL DATA (1)

                                                         For the 3 Months Ended      For the 6 Months Ended
                                                                  June 30,                  June 30,
                                                         -----------------------    -------------------------
                                                            1994         1993         1994            1993
                                                         ----------   ----------    ----------     ----------
                                                                        (Dollars in millions)
Selected Total Proportionate Data
     Total proportionate net operating revenues          $   418.9    $   291.5     $   789.6      $   554.9
     Total proportionate operating cash flow             $   130.6    $    89.7     $   252.3      $   150.1

Selected Proportionate Domestic Cellular
Operating Results
     Cellular service and other revenues                 $   284.8    $   215.4     $   542.5      $   413.3
     Equipment sales                                     $    13.2    $     9.3     $    31.4      $    16.5
     Cost of equipment sales                             $   (14.6)   $    (8.7)    $   (32.9)     $   (15.8)
     Net operating revenues                              $   283.4    $   216.0     $   541.0      $   414.0
     Total operating expenses                            $   195.9    $   158.8     $   379.0      $   313.9
     Operating income                                    $    87.5    $    57.2     $   162.0      $   100.1
     Operating cash flow (2)                             $   133.0    $    96.9     $   251.7      $   177.8
     Capital expenditures, excluding acquisitions        $    77.7    $    48.1     $   128.5      $    89.0

                                                                June 30,
                                                         -----------------------
                                                            1994          1993
                                                         ----------     --------
Selected Cellular Operating Data (in thousands)
     Domestic:
        Total POPs (3)                                    34,976         34,702
        Proportionate subscribers                          1,221            857

     International
        POPs (3) & (6)                                    54,710         35,878
        Proportionate subscribers (4) & (7)                  235             88

                               OTHER INFORMATION
                                  (continued)

                                                         For the 3 Months Ended        For the 6 Months Ended
                                                                  June 30,                     June 30,
                                                         -----------------------    -------------------------
                                                           1994          1993          1994           1993
                                                         ---------    ---------     ----------     ----------
                                                                        (Dollars in millions)
Domestic Paging Operating Results (5)
     Service and other revenues                          $    45.0    $    35.3     $    87.5      $    67.5
     Equipment sales                                     $    11.4    $     9.0     $    20.5      $    15.9
     Cost of equipment sales                             $    (9.8)   $    (7.8)    $   (17.9)     $   (13.8)
     Net operating revenues                              $    46.6    $    36.5     $    90.1      $    69.6
     Total operating expenses before depreciation
      and amortization                                   $    29.6    $    24.6     $    58.1      $    47.1
      Depreciation and amortization                      $     9.1    $     7.2     $    17.7      $    14.1
     Operating income                                    $     7.9    $     4.7     $    14.3      $     8.4
     Operating cash flow (2)                             $    17.0    $    11.9     $    32.0      $    22.5
     Capital expenditures, excluding acquisitions        $    14.7    $    14.3     $    26.3      $    24.8

                                                                  June 30,
                                                         -------------------------
                                                            1994           1993
                                                         ----------     ----------
Selected Paging Operating Data (in thousands)
     Domestic (5):
        Units in Service                                   1,348            995

     International:
        Proportionate units in service (4)                   115             88

(1) Significant assets of the Company are not consolidated. Because of the substantial effect of the formation of certain joint ventures on the year-to-year comparability of the Company's consolidated financial results, the Company believes that proportionate financial and operating data facilitate the understanding and assessment of its consolidated financial statements. Unlike consolidation accounting, proportionate accounting is not in accordance with generally accepted accounting principles. Proportionate accounting reflects the relative weight of the Company's ownership interests in its domestic and international systems and excludes certain minority investments for which the Company does not receive timely financial and operating data.

(2) Operating cash flow is defined as operating income plus depreciation and amortization. Proportionate operating cash flow represents the Company's interest in the entities multiplied by the entities' operating cash flow. As such, proportionate operating cash flow does not represent cash available to the Company.

(3) POPs are the estimated market population multiplied by the Company's ownership interest in the cellular system in that market and include international markets in which the networks are under construction.

(4) Reflects total subscribers of all cellular systems and total units in service of all paging systems outside the United States in which the Company owns an interest multiplied by the Company's ownership interest.

(5)      Domestic paging is wholly owned by the Company.

(6) Second quarter 1994 data includes POPs for Italy, Belgium, South Korea and the Kyushu region of Japan, where licenses are currently being finalized or the systems are under construction. Excluding Italy and Belgium, international POPs would be 46,370.

(7) Second quarter 1994 data does not include subscribers in the cellular system in Belgium.

                              OTHER INFORMATION
                                 (continued)

Recent Developments

U S WEST Joint Venture

On July 25, 1994, the Company and U S WEST, Inc. ("U S WEST") announced an agreement to combine their domestic cellular properties.

The initial phase involves the formation of a partnership known as WMC Partners, L.P. ("WMC"), in which the Company and U S WEST will hold initial equity interests of approximately 70 percent and 30 percent, respectively. The closing of this initial phase (the "Closing"), which is conditioned on certain federal and state regulatory approvals, is expected to occur in the second quarter of 1995. After the Closing, WMC will provide services to the partners and their domestic cellular properties. During this phase, the cellular properties of the parties will continue to be owned by the individual partners.

Simultaneous with the formation of WMC, the parties formed an equally owned partnership to pursue new Personal Communications Services ("PCS") opportunities. The PCS partnership will construct and operate PCS systems in areas where the partners currently do not have cellular operations. WMC will also provide services to the PCS partnership.

In the next phase, the partners will contribute their domestic cellular properties to WMC. This contribution is expected to occur upon the lifting of certain restrictions imposed by the Modification of Final Judgment (the "MFJ"), or earlier, at the Company's option, but will occur in any event no later than July 25, 1998. The PCS partnership also will be merged into WMC, either at the time the cellular properties are contributed or three years after it acquires its PCS license, whichever is later.

U S WEST has the right, which is exercisable after full relief from the MFJ has been obtained but which expires on July 25, 2004, to exchange its interest in WMC for up to 19.9% of the Company's common stock outstanding at the time of the exchange. Any such exchange will be made at a ratio reflecting the appraised private market value of U S WEST's interest in WMC and the appraised public market value of the shares of the Company's common stock to be acquired by U S WEST in the exchange. In the event that the value of U S WEST's interest in WMC determined by such appraisals would result in the issuance to U S WEST of in excess of 19.9% of the Company's then outstanding common stock, U S WEST is entitled to receive the excess in the form of non-voting preferred stock. The Company has amended its shareholder rights agreement so that U S WEST will not be deemed to be an "Acquiring Person," as defined therein, by reason of its rights in connection with the exchange.

U S WEST also has the right, exercisable between July 25, 1999, and July 25, 2009, to exchange its interest in WMC for common stock of the Company to be held by a trust for purposes of systematic sale to the public. Any such exchange will be made at a ratio reflecting the appraised private market value of U S WEST's interest in WMC and an averaged trading price of the Company's common stock during a period prior to US WEST's exercise of the right.

The Company has the right to cause the exchange to occur either (a) after the later of full MFJ relief and July 25, 2004, if there is a deadlock with U S WEST regarding the management of WMC or (b) at any time after full MFJ relief has been obtained, if at such time U S WEST holds less than a 5% interest in WMC.

Upon the exercise by U S WEST of its right to exchange its interest in WMC for capital stock of the Company, U S WEST will be entitled to certain governance rights (including representation on the Company's board of directors) as well as registration rights. U S WEST is subject to certain standstill restrictions with respect to the Company through July 25, 2004, unless such restrictions are earlier terminated or suspended.


Other

The CPUC in its filing with the FCC on August 9, 1994 (see Note K in the Notes to Condensed Consolidated Financial Statements) disclosed the existence of a confidential antitrust investigation being conducted by the California State Attorney General into the cellular industry within California. The Company is aware of the investigation and understands that it involves the distribution of cellular telephone service in the Los Angeles area market in the late 1980s. The investigation may also encompass other California cellular markets. No formal charges have been made and no complaint has been filed. The Company is cooperating fully with the Attorney General's investigation and believes that its pricing and marketing practices were and are in compliance with the antitrust laws.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

         Exhibits identified below are incorporated herein by reference as exhibits hereto.

      Exhibit
       Number                                        Description
     ---------                                       -----------
        4.1              Amendment No. 1 dated as of July 22, 1994 to Rights Agreement dated as of July 22, 1993 by and between the Company and The Bank of New York, as Rights Agent.

       10.1              Joint Venture Organization Agreement dated as of July 25, 1994 by and between the Company and U S WEST, Inc.

       10.2              Agreement of Limited Partnership of WMC Partners, L.P. dated as of
                         July 25, 1994 by and between the Company and U S WEST, Inc.

       10.3              Agreement of Limited Partnership of PCS Nucleus, L.P. dated as of
                         July 25, 1994 by and between the Company and U S WEST, Inc.

       10.4              Investment Agreement dated as of July 25, 1994 by and between the Company and U S WEST, Inc.

       10.5              Agreement of Exchange dated as of July 25, 1994 by and between the  Company and U S WEST, Inc.

       10.6              Trust Agreement of Exchange dated as of July 25, 1994 by and between the Company and U S WEST, Inc.

       15                Letter re unaudited interim financial information.


(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AIRTOUCH COMMUNICATIONS




Date:  August 12, 1994                By:  /s/ Mohan S. Gyani
                                           --------------------------------
                                           Vice President, Finance and Treasurer
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibits identified below are incorporated herein by reference as exhibits hereto and are provided as part of the electronic transmission.


  Exhibit
   Number                                Description
 ----------                              -----------
    4.1           Amendment No. 1 dated as of July 22, 1994 to Rights Agreement dated as of July 22, 1993 by and between the
                  Company and The Bank of New York, as Rights Agent.

   10.1           Joint Venture Organization Agreement dated as of July 25, 1994 by and between the Company and U S WEST, Inc.

   10.2           Agreement of Limited Partnership of WMC Partners, L.P. dated as of July 25, 1994 by and between the Company and U S WEST, Inc.

   10.3           Agreement of Limited Partnership of PCS Nucleus, L.P. dated as of
                  July 25, 1994 by and between the Company and U S WEST, Inc.

   10.4           Investment Agreement dated as of July 25, 1994 by and between the Company and U S WEST, Inc.

   10.5           Agreement of Exchange dated as of July 25, 1994 by and between the Company and U S WEST, Inc.

   10.6           Trust Agreement of Exchange dated as of July 25, 1994 by and between the Company and U S WEST, Inc.

   15             Letter re unaudited interim financial information.