Form 10-Q
period 1994-09-30
AIRTOUCH COMMUNICATIONS
filed 1994-11-10
CIK 904255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- - - ---      Exchange Act of 1934

         For the quarterly period ended September 30, 1994


                         Commission File Number 1-12342


                            AIRTOUCH COMMUNICATIONS

                            A California Corporation

                       I.R.S. Employer Number 94-2952076



                               425 Market Street
                            San Francisco, CA 94105
                                 (415) 658-2000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO
                                                ---        ---

On October 31, 1994, 493,567,503 shares of common stock were outstanding.

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

           Condensed Consolidated Statements of Income  . . . . . . . . . . . .        3

           Condensed Consolidated Balance Sheets  . . . . . . . . . . . . . . .        5

           Condensed Consolidated Statements of Cash Flows  . . . . . . . . . .        7

           Notes to Condensed Consolidated Financial Statements . . . . . . . .        9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . .       17

           Report of Independent Accountants  . . . . . . . . . . . . . . . . .       28


                         PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . .       29

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . .       31

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                           For the 3 Months Ended             For the 9 Months Ended
                                                                September 30,                      September 30,
                                                        -----------------------------      -----------------------------
                                                           1994             1993              1994              1993
                                                        ----------       ----------        ----------        ----------
Operating Revenues
   Wireless services and other revenues                    $293.4           $252.8            $828.7            $748.5
   Cellular and paging equipment sales                       24.4             19.1              65.5              51.7
   Cost of cellular and paging equipment sales              (27.4)           (17.2)            (67.3)            (46.9)
                                                        ---------        ---------         ---------         ---------
   Net Operating Revenues                                   290.4            254.7             826.9             753.3
                                                        ---------        ---------         ---------         ---------
Operating Expenses
   Cost of revenues                                          39.7             37.4             111.6             111.6
   Selling, general, administrative, and other expenses     182.7            125.7             489.3             393.3
   Depreciation and amortization                             51.9             43.7             147.4             129.9
                                                        ---------        ---------         ---------         ---------
   Total Operating Expenses                                 274.3            206.8             748.3             634.8
                                                        ---------        ---------         ---------         ---------
Operating Income                                             16.1             47.9              78.6             118.5

Interest expense                                             (2.0)            (2.9)             (5.2)            (20.3)
Minority interests in net income of consolidated
   partnerships and corporations                             (5.5)           (13.9)            (18.8)            (43.0)
Equity in net income (loss) of unconsolidated
   partnerships and corporations:
   Domestic                                                  37.1             19.0             100.1              44.6
   International                                             (0.7)           (12.2)             (6.9)            (29.5)
Interest income                                              14.0              2.3              39.3               8.2
Miscellaneous income (expense)                               (0.5)             0.2              (5.2)             (3.4)
                                                        ---------        ---------         ---------         ---------
Income before income taxes and cumulative
   effect of accounting change                               58.5             40.4             181.9              75.1
Income taxes                                                 24.1             25.1              86.9              49.6
                                                        ---------        ---------         ---------         ---------
Income before cumulative effect of
   accounting change                                         34.4             15.3              95.0              25.5
Cumulative effect of accounting change for
   other postretirement benefits (net of
   income taxes of $3.5) (Note B)                               -                -                 -              (5.6)
                                                        ---------        ---------         ---------         ---------
Net Income                                                 $ 34.4           $ 15.3            $ 95.0            $ 19.9
                                                           ======           ======            ======            ======

(Continued next page)

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                           For the 3 Months Ended             For the 9 Months Ended
                                                                September 30,                     September  30,
                                                        -----------------------------      -----------------------------
                                                           1994             1993              1994              1993
                                                        ----------       ----------        ----------        ----------
Per Share Amounts:
   Income before cumulative effect of
   accounting change                                        $0.07            $0.04             $0.19             $0.06

   Cumulative effect of accounting change for
   other postretirement benefits (net of income taxes)          -                -                 -             (0.01)
                                                            -----            -----             -----             -----
   Net income                                               $0.07            $0.04             $0.19             $0.05
                                                            =====            =====             =====             =====

Weighted average shares outstanding
   (in millions)                                            493.4            424.0             493.1             424.0
                                                            =====            =====             =====             =====


The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                                    September 30,     December 31,
                                                                         1994             1993
                                                                     -----------      -----------
                                                                     (Unaudited)
ASSETS:
Cash and cash equivalents                                              $  650.6         $  646.7
Accounts receivable, net of allowance for
  uncollectibles of $10.7 and $9.2 in 1994
  and 1993, respectively                                                  165.8            132.7
Held-to-maturity investments                                              503.2            814.0
Available-for-sale securities                                             110.4               --
Other receivables                                                          20.7             22.1
Other current assets                                                       64.7             45.3
                                                                       --------         --------
Total current assets                                                    1,515.4          1,660.8
                                                                       --------         --------
Property, plant, and equipment                                          1,418.9          1,175.5
Less: accumulated depreciation                                            547.9            433.4
                                                                       --------         --------
Net property, plant, and equipment                                        871.0            742.1
Investments in unconsolidated partnerships and corporations             1,316.8          1,154.5
Intangible assets, net                                                    475.7            413.2
Deferred charges and other noncurrent assets                               79.6            106.1
                                                                       --------         --------
Total Assets                                                           $4,258.5         $4,076.7
                                                                       ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                                         $138.7         $  149.2
Due to Telesis affiliates                                                    --             40.7
Other current liabilities                                                 171.1            124.1
                                                                       --------         --------
Total current liabilities                                                 309.8            314.0
Long-term debt                                                             86.7             68.6
Deferred income taxes                                                     219.0            197.6
Deferred credits                                                           62.6             54.1
                                                                       --------         --------
Total Liabilities                                                         678.1            634.3
                                                                       --------         --------
Commitments and contingencies.

Minority interests in consolidated
  partnerships and corporations                                           137.9            105.1
                                                                       --------         --------

(Continued on Next Page)

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                  (Dollars in millions, except share amounts)


                                                                    September 30,    December 31,
                                                                        1994             1993
                                                                     -----------      -----------
                                                                      (Unaudited)
SHAREHOLDERS' EQUITY:
Preferred stock ($.01 par value;  50,000,000
  shares authorized; no shares issued or
  outstanding)                                                              --               --
Common stock ($.01 par value; 1,100,000,000
  shares authorized; 493,624,614 shares issued and
  493,501,654 shares outstanding at September 30, 1994;
  492,622,960 shares issued and 492,500,000 shares
  outstanding at December 31, 1993)                                         4.9              4.9
Additional paid-in capital                                              3,725.1          3,719.5
Accumulated deficit                                                      (293.1)          (387.9)
Currency translation adjustment                                             1.7              0.8
Other                                                                       3.9              --
                                                                       --------         --------
Total Shareholders' Equity                                              3,442.5          3,337.3
                                                                       --------         --------
Total Liabilities and Shareholders' Equity                             $4,258.5         $4,076.7
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

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                          For the 9 Months Ended
                                                                              September 30,
                                                                      -----------------------------
                                                                          1994             1993
                                                                      -----------       -----------
Cash From (Used For) Operating Activities:
  Net income                                                             $ 95.0            $ 19.9
  Adjustments to reconcile net income for items
     currently not affecting operating cash flows:
     Depreciation and amortization                                        147.4             129.9
     Deferred income taxes                                                  4.2              20.9
     Minority interests in net income of
       consolidated partnerships and corporations                          18.8              43.0
     Equity in net income of unconsolidated
       partnerships and corporations                                      (93.2)            (15.1)
     Distributions received from equity investments                        60.2              27.2
     (Gain) Loss on sale of assets                                          0.6              (0.1)
     Cumulative effect of accounting change
       for other postretirement benefits                                     --               9.1
     Changes in assets and liabilities:
       Accounts receivable, net                                           (28.4)            (22.0)
       Other current assets and receivables                               (12.8)            137.5
       Deferred charges and other noncurrent assets                       (68.6)            (12.5)
       Accounts payable and other current liabilities                      (0.7)            (31.1)
       Deferred credits and other liabilities                               8.6               7.2
                                                                      ---------         ---------
  Cash From Operating Activities                                          131.1             313.9
                                                                      ---------         ---------
Cash From (Used For) Investing Activities:
  Additions to property, plant, and equipment                            (258.3)           (158.4)
  Proceeds from sale of property, plant, and equipment                      7.4               7.1
  Capital contributions to unconsolidated
     partnerships and corporations                                        (77.4)           (108.2)
  Cost of acquiring telecommunications interests                          (52.1)           (107.2)
  Maturities of held-to-maturity investments                              310.8                --
  Purchase of available-for-sale securities                              (100.3)               --
  Other investing activities                                                1.5              (1.7)
                                                                      ---------         ---------
Cash Used For Investing Activities                                       (168.4)           (368.4)
                                                                      ---------         ---------

     (Continued on next page)

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in millions)
                                  (Unaudited)

                                                                         For the 9 Months Ended
                                                                              September 30,
                                                                     -----------------------------
                                                                         1994             1993
                                                                     -----------       -----------
Cash From (Used For) Financing Activities:
  Retirement of notes and obligations payable                             (5.4)             (0.4)
  Retirement of long-term debt from Telesis affiliate                       --            (185.0)
  Distributions to minority interests in
     consolidated partnerships and corporations                          (25.4)            (23.3)
  Contributions from minority interests in
     consolidated partnerships and corporations                           37.4               3.8
  Dividends paid to Telesis                                                 --             (75.5)
  Decrease in short-term borrowings from Telesis affiliates               (0.3)           (821.3)
  Proceeds from issuing long-term debt                                    19.2               1.1
  Equity infusion by Telesis                                               5.5           1,046.9
  Issuance of loan to Telesis affiliates                                    --              (6.8)
  Loan repayments from Telesis affiliates                                   --             106.5
  Other financing activities                                              10.2               2.2
                                                                     ---------         ---------
  Cash From Financing Activities                                          41.2              48.2
                                                                     ---------         ---------
  (Decrease) Increase In Cash and Cash Equivalents                         3.9              (6.3)
  Beginning Cash and Cash Equivalents                                    646.7              17.1
                                                                     ---------         ---------
  Ending Cash and Cash Equivalents                                      $650.6           $  10.8
                                                                     =========         =========


  Supplemental schedule of noncash investing activities:
     Contribution of assets to CMT Partners at book value                   --           $ 206.0
                                                                     =========         =========

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.     BASIS OF PRESENTATION

       Prior to April 1, 1994, AirTouch Communications (the "Company") was an 86.1% owned subsidiary of Pacific Telesis Group ("Telesis"). On April 1, 1994 Telesis distributed to its shareholders all of the common stock of the Company owned by Telesis.

       The Condensed Consolidated Financial Statements include the accounts of the Company, its subsidiaries and partnerships in which the Company has controlling interests. All significant intercompany balances and transactions have been eliminated. Certain prior period items have been reclassified to conform with the 1994 format; however, these reclassifications did not affect previously reported net income or accumulated deficit.

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

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


C.     EARNINGS PER SHARE

       Earnings per share were computed using weighted average common shares outstanding totaling 493,422,000 for the 3 months ended September 30, 1994, 493,072,000 for the 9 months ended September 30, 1994 and 424,000,000 for the 3 and the 9 months ended September 30, 1993.


D.     INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS AND CORPORATIONS

       The equity method of accounting is used for all unconsolidated entities in which the Company has significant influence. Two of these investments, New Par and Mannesmann Mobilfunk GmbH ("MMO"), meet the criteria for "significant subsidiaries" as defined by the SEC. Condensed operating results for New Par and MMO are as follows:

                                                          For the 3 Months Ended              For the 9 Months Ended
                                                               September 30,                      September 30,
                                                       ---------------------------         ---------------------------
                                                          1994             1993               1994             1993
                                                       ----------       ----------         ----------       ----------
                                                                           (Dollars in millions)
           NEW PAR
               Net operating revenues                     $121.1            $108.1            $337.0           $ 300.0
               Operating income                           $ 35.4            $ 24.4            $ 94.0           $  70.1
               Net income                                 $ 35.4            $ 24.3            $ 92.3           $  70.3

           MMO
               Net operating revenues                     $247.9            $118.7            $627.8           $ 274.4
               Operating income (loss)                    $ 33.6            $(36.3)           $ 48.9           $(110.1)
               Net income (loss)                          $ 18.5            $(32.2)           $ 19.3           $ (57.7)

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

                                                                        September 30,     December 31,
                                                                            1994              1993
                                                                         -----------      -----------
                                                                             (Dollars in millions)
                                                                         (Unaudited)
                 United States government securities                       $294.2           $661.3
                 State governmental municipal bonds                         142.1             58.5
                 Local governmental municipal bonds                          19.4             54.6
                 Miscellaneous commercial paper
                   and auction rate reset type securities                    38.8             26.7
                                                                           ------           ------
                                                                            494.5            801.1
                 Accrued interest                                             8.7             12.9
                                                                           ------           ------
                                                                           $503.2           $814.0
                                                                           ======           ======

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


       The Company's available-for-sale securities of $110.4 million consist of United States government securities for $100.3 million and Qualcomm for $10.1 million. The recorded asset value of these securities approximates market.

       The Company owns 400,000 shares of common stock in Qualcomm, a publicly held developer of digital mobile communications technology. Prior to January 1, 1994, the Company carried its investment in Qualcomm at cost. To comply with the provisions of SFAS 115, the Company was required to reclassify its investment in Qualcomm as an available-for-sale security effective January 1, 1994. Accordingly, the Company increased its carrying value of the investment in Qualcomm to reflect fair value and created a corresponding unrealized holding gain as a separate component of shareholders' equity. At September 30, 1994, the Company carried its investment in Qualcomm at $10.1 million, which reflected market value, compared to a net cost of $2.0 million. The Company's unrealized holding gain in Qualcomm, net of tax, is $4.8 million at September 30, 1994. At December 31, 1993, the Company's net investment in Qualcomm was $2.0 million compared to a market value of $10.6 million. The following table summarizes the changes in unrealized holding gains, net of tax:

                                                                       For the 9 Months
                                                                      Ended September 30,
                                                                             1994
                                                                        ---------------
                                                                     (Dollars in millions)
                 Balance at beginning of period                                --
                 Unrealized holding gains, net of tax                        $4.8
                                                                             ----
                 Balance at end of period                                    $4.8
                                                                             ====

F.     DEBT

       During September 1994 NordicTel Holdings AB obtained an additional credit facility payable to a group of lenders. At September 30, 1994, a balance of approximately $16.7 million was outstanding. Under the facility approximately $55.6 million of advances are available for the purchase of digital (GSM) cellular telephone equipment. Interest accrues on the outstanding balance at the STIBOR rate at the beginning of each interest period plus 0.4% per annum. Interest is payable in either three or six month periods as specified by NordicTel. The principal amount of the advances and any unpaid interest is due on February 28, 1997.


G.     REVOLVING LINE OF CREDIT

       In March 1994, the Company signed a definitive bank loan agreement for a $600 million non-amortizing revolving line of credit (the "Facility"). The Facility provides the Company with funding for general corporate purposes and with standby letters of credit to support its obligations to purchase shares in Cellular Communications, Inc. The Facility is available in the form of committed advances or standby letters of credit and expires in March 1997. Interest on advances accrues at a rate equal to an index selected by the Company plus a margin which is based upon the Company's long-term senior unsecured debt rating. Interest on outstanding but undrawn standby letters of credit accrues at a margin which is based upon the Company's long-term senior unsecured debt rating. The Company also has the option to pledge United States Treasury and agency securities in exchange for a significantly reduced margin. At September 30, 1994, the Company had voluntarily pledged approximately $600 million of securities classified as held-to-maturity and available-for-sale. Provided the Company is not in default under the Facility, these securities are immediately, without restriction, available for redemption by the Company.

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


H.       CELLULAR COMMUNICATIONS, INC.

         Under the terms of a merger agreement with Cellular Communications, Inc. ("CCI"), the Company is obligated to purchase up to 10.04 million CCI shares in October 1995 at $60 per share. To support this obligation, the Company has issued a $600 million irrevocable letter of credit under the Facility for the benefit of CCI. This letter of credit expires in 1996. As of September 30, 1994, there have been no draws against the letter of credit.

         In connection with the merger agreement, the Company is required to pledge to CCI certain CCI shares owned by the Company. At September 30, 1994, such shares pledged to CCI carried a net investment of $202.8 million and had a market value of $301.2 million. The shares represent approximately 12% of CCI's outstanding common stock on a fully diluted basis. The Company will continue to pledge any additional CCI shares it acquires up to 15% of CCI's outstanding common stock on a fully diluted basis.


I.       INCOME TAX EXPENSE

         The Company's estimated annualized effective tax rate for 1994 is approximately 47.8%, a decline of approximately 15.0 percentage points from the 62.8% effective tax rate for the year ended December 31, 1993. The decline in the estimated annualized effective tax rate for 1994 was primarily caused by: tax-exempt interest income earned in 1994; a decline in equity losses of unconsolidated partnerships and corporations as a percentage of operating income; and the inclusion of the tax effects of changing deferred taxes for the increase in the corporate tax rate from 34% to 35% in 1993.


J.       U S WEST Joint Venture

         On July 25, 1994, the Company and U S WEST, Inc. ("U S WEST") announced an agreement to combine their domestic cellular properties.

         The initial phase involves the formation of a partnership known as WMC Partners, L.P. ("WMC"), in which the Company and U S WEST will hold initial equity interests of approximately 70 percent and 30 percent, respectively. The closing of this initial phase (the "Closing"), which is conditioned on certain federal and state regulatory approvals, is expected to occur in the third quarter of 1995. After the Closing, WMC will provide services to the partners and their domestic cellular properties. During this phase, the cellular properties of the parties will continue to be owned by the individual partners.

         Simultaneous with the formation of WMC, the parties formed an equally owned partnership to pursue new Personal Communications Services ("PCS") opportunities. In conjunction with the partnership described in Note M in the Notes to the Condensed Consolidated Financial Statements, the PCS partnership will construct and operate PCS systems in areas where the partners currently do not have cellular operations. WMC will also provide services to the PCS partnership.

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

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


         U S WEST has the right, which is exercisable after full relief from the MFJ has been obtained but which expires on July 25, 2004, to exchange its interest in WMC for up to 19.9% of the Company's common stock outstanding at the time of the exchange. Any such exchange will be made at a ratio reflecting the appraised private market value of US WEST's interest in WMC and the appraised public market value of the shares of the Company's common stock to be acquired by U S WEST in the exchange. In the event that the value of U S WEST's interest in WMC determined by such appraisals would result in the issuance to U S WEST of more than 19.9% of the Company's then outstanding common stock, U S WEST is entitled to receive the excess in the form of non-voting preferred stock. The Company has amended its shareholder rights agreement so that U S WEST will not be deemed to be an "Acquiring Person," as defined therein, by reason of its rights in connection with the exchange.

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

K.       COMMITMENTS AND CONTINGENCIES

         Antitrust Litigation

         A class action complaint was filed in November 1993 naming the Company as general partner for Los Angeles SMSA Limited Partnership. The plaintiff alleges that Los Angeles Cellular Telephone Company and the Company conspired to fix the price of wholesale and retail cellular service in the Los Angeles market. The plaintiff alleges damages for the class "in a sum in excess of $100 million." The Company has answered the complaint and intends to defend itself vigorously. The Company is attempting to coordinate for discovery several other antitrust cases brought by individual plaintiffs. The Company does not anticipate that these proceedings will have a material adverse effect on the Company's financial position.

         In four separate class action complaints filed during October 1994 in Los Angeles, San Diego and San Francisco, plaintiffs allege similar facts and circumstances as the complaint described in the previous paragraph. The Company does not anticipate that these proceedings will have a material adverse effect on the Company's financial position.

         California Public Utilities Commission Actions

         In December 1993, the California Public Utilities Commission ("CPUC") issued an Order Instituting Investigation ("OII") into the regulation of mobile telephone service and wireless communications. In an interim decision issued on August 3, 1994, the CPUC stated its intent to exercise its option under federal law to file a petition with the Federal Communications Commission ("FCC") to retain regulatory authority over the rates and entry of cellular carriers for an interim period of 18 months beginning September 1, 1994. The CPUC made the filing with the FCC on August 9, 1994. The FCC has twelve months to rule on the petition. The Company filed its Opposition to the CPUC's petition on September 19, 1994. Reply comments were filed with the
         FCC on October 19, 1994.   Pending the FCC's decision, the CPUC will
         continue its current authority in California.

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


         In its August 3, 1994 decision, the CPUC decided to retain the existing pricing guidelines. In addition, the CPUC stated it was adopting, as an interim measure, the unbundling of wholesale network elements from other service functions. This limited measure requires no cost-of-service determination as it continues to allow cellular carriers to charge market rates for these unbundled services, the sum of which can not exceed the current wholesale rates. Based on the Company's interpretation of the CPUC's interim order, the Company does not anticipate any material adverse effect on its financial position or results of operations. On September 6, 1994, the Company filed an Application for Rehearing of the CPUC August 3rd decision stating that the CPUC exceeded its authority by ordering that cellular carriers must unbundle their wholesale rates and allow a reseller's switch to be interconnected. The Company also requested that the CPUC stay its decision immediately. The CPUC has not ruled on the Company's application or any of the other applications for rehearing.

         The CPUC deferred to later phases of its ongoing investigation into the mobile telephone service industry any other issues not decided in its August 3, 1994 order. At this time, the Company is unable to predict the financial effects of this ongoing investigation.

         Other

         The Company has executed various forms of financial support on behalf of certain subsidiaries and affiliates to secure performance guarantees, refundable security deposits and other credit facilities. These forms of financial support range from letters of responsibility, which provide little or no financial recourse to the Company, to unconditional guarantees. The Company estimates the amount of financial recourse created by these various forms of financial support not otherwise presented on the consolidated balance sheet as an obligation as of September 30, 1994 at $12.0 million. This amount includes $10.5 million in guarantees executed on behalf of a single third party. The Company believes that the likelihood of having to pay under these guarantees is remote.

         Separately, a subsidiary of the Company guarantees the liabilities of a third party, for which the subsidiary is indemnified by minority shareholders unaffiliated with the Company. The Company believes it is remote that it will be required to pay under this guarantee.

         Additionally, in August 1993, the Company provided a letter supporting the commercial paper program entered into by Telecel Comunicacoes Pessoais, S.A. in which the Company may be liable for its proportionate share of the loans issued under the program if certain loan covenants are not met. As of September 30, 1994, the potential liability is approximately $7.3 million. The Company believes that the likelihood of having to pay under the letter is remote.


L.       1993 LONG TERM STOCK INCENTIVE PLAN

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

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


         Through September 30, 1994, 0.7 million restricted shares of the Company's common stock with a fair market value of $20.8 million were issued under the Plan to eligible employees. The restrictions will be removed upon vesting, which will occur over a 3 to 10 year period. Early vesting can occur under certain circumstances, such as upon a doubling of the Company's IPO share value of $23 for a specified period of time or upon a change in control of the Company. The remaining deferred compensation at September 30, 1994 (approximately $14.6 million) is a reduction to Additional Paid in Capital. Compensation expense is amortized to the Income Statement over the vesting period ranging from 3 to 10 years. Upon vesting, the remaining deferred compensation, if any, will be recognized immediately.

M.       SUBSEQUENT EVENTS

         On October 20, 1994, the Company and U S WEST further announced the formation of a consortium between their wireless joint venture ("ATI/USW") and the wireless joint venture announced in June of this year between Bell Atlantic Corporation ("BA") and NYNEX Corporation ("NYNEX") ("BA/NYN"). This consortium consists of two partnerships, each equally owned by ATI/USW and BA/NYN.

         The first partnership (the "Combined PCS Partnership") is intended to bid for, construct and operate PCS licenses and systems in areas which complement the existing domestic cellular franchises of the Company, US WEST, BA and NYNEX. This entity will be governed by a board composed of three members from each of ATI/USW and BA/NYN.

         The second partnership is intended to provide services to the existing cellular businesses of the four parties and to any PCS properties acquired by the consortium. It also is chartered to develop technical and service standards for wireless properties, adopt a national brand and marketing strategy, develop information technology and create a national distribution strategy. The entity will be governed by a board composed of three members from each of ATI/USW and BA/NYN, as well as one independent member.

         Unlike the Company's joint venture with U S WEST, the agreements with BA/NYN do not provide for further merger of cellular properties. Accordingly, each of ATI/USW and BA/NYN will continue to hold such properties separately. In addition, either such joint venture after seven years may cause the Combined PCS Partnership to be dissolved and any PCS properties owned by it to be allocated as equally as possible between them. BA and NYNEX each are subject to certain standstill restrictions with respect to the Company through October 20, 2001, unless such restrictions are earlier terminated or suspended.

         Under the agreements with BA/NYN, the Company as a partner in ATI/USW may be responsible for a portion of any tax liability that BA and NYNEX might incur by divesting cellular properties in territories that overlap with those of the Company or U S WEST. The Company is unable to estimate the impact, if any, of this provision at this time.

         On November 8, 1994, the Company was a successful bidder in the FCC auction of regional narrowband PCS licenses, purchasing three regional 50/12.5 KHz licenses. These licenses, covering the northeast, central, and western regions of the United States will be used to expand services in existing and new markets.

         In October 1994 the Financial Accounting Standards Board issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS 119 requires additional disclosures concerning derivatives and certain financial instruments which will not have a significant impact on the financial position or the results of operations of the Company. The standard requires the Company to implement its requirements by fiscal year ending December 31, 1994.

                    AIRTOUCH COMMUNICATIONS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


N.       ADDITIONAL FINANCIAL INFORMATION

                                                                         September 30,     December 31
                                                                             1994              1993
                                                                         -------------     ------------
                                                                             (Dollars in millions)

         Miscellaneous other current liabilities:

                 Accrued taxes                                                $18.9            $28.2
                 Advance billings and customer deposits                       $33.7            $22.4
                 Accrued FCC narrowband license                               $37.6                -
                 Current portion of long-term debt                            $16.8            $10.3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion is intended to facilitate the understanding and assessment of significant changes and trends related to the results of operations and financial condition of AirTouch Communications together with its consolidated subsidiaries and partnerships (the "Company"). This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes.

CONSOLIDATION VS. EQUITY METHOD OF ACCOUNTING. For financial statement reporting purposes, the Company consolidates each subsidiary and partnership in which it has a controlling interest. Therefore, in addition to the Company's wholly owned cellular systems in San Diego and Atlanta, the Company consolidates the entities that hold the licenses for cellular systems operating in Los Angeles and Sacramento. Prior to the formation of the partnership with McCaw Cellular Communications, Inc. ("CMT Partners") in September 1993, the Company consolidated the partnership that operated a cellular system in the San Francisco and San Jose markets. In addition, the Company consolidates its domestic paging operations, all of which are wholly owned; AirTouch Teletrac ("Teletrac"), a 51%-owned joint venture offering vehicle location service in six markets in the United States; NordicTel Holdings AB ("NordicTel"), a 51%-owned joint venture that owns and operates a cellular network in Sweden through its subsidiary; its paging subsidiaries in Thailand; and the Korean subsidiary providing credit card verification system sales and support. Revenues, expenses, assets, and liabilities of consolidated entities are reflected in the corresponding line items in the Company's condensed consolidated financial statements.

The equity method of accounting is generally used to account for the operating results of entities over which the Company has significant influence but in which it does not have a controlling interest. The Company has used the equity method to account for CMT Partners since its formation. The use of the equity method to account for CMT Partners has reduced the growth of the Company's reported revenues and expenses. Additional entities accounted for under the equity method primarily include the partnership ("New Par") with Cellular Communications, Inc. ("CCI"), and certain international interests, including Mannesmann Mobilfunk GmbH ("MMO") and Telecel Comunicacoes Pessoais, S.A. ("Telecel"). With respect to these entities, the Company recognizes its proportionate share of the net income (loss) of each such entity in the line item entitled "Equity in net income (loss) of unconsolidated partnerships and corporations." The revenues and expenses of such entities are not otherwise reflected in the Company's condensed consolidated financial statements.

PROPORTIONATE ACCOUNTING. Proportionate accounting is not required by, or intended to replace the Condensed Consolidated Financial Statements prepared in accordance with, generally accepted accounting principles ("GAAP") for the cellular industry. However, because significant assets of the Company are not consolidated and because of the substantial effect of the formation of certain joint ventures on the year-to-year comparability of the Company's consolidated financial results, the Company believes that proportionate operating data facilitates the understanding and assessment of its condensed consolidated financial statements. Proportionate accounting reflects the relative weight of the Company's ownership interests in its domestic and international operations.

For example, the Company owns an 84% interest in a partnership which operates a cellular system in Los Angeles. Under GAAP, 100% of the operating revenues and expenses of the Company's Los Angeles cellular system would be included in the respective line items in the Company's condensed consolidated financial statements with 16% of the net income from the system included in the line item entitled "Minority interests in net income of consolidated partnerships and corporations." By contrast, under proportionate accounting, only 84% of such system's revenues and expenses would be included. In addition, under proportionate accounting, the Company includes its share of revenues and expenses of equity investments in which it shares control. For example, 50% of the revenues and expenses of New Par, as well as an additional interest reflecting the Company's ownership of equity in CCI, would be included. A discussion of the Company's domestic cellular results of operations on a proportionate basis is set forth below under "Proportionate Results of Operations."

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


U S WEST JOINT VENTURE

On July 25, 1994, the Company and U S WEST, Inc. ("U S WEST") announced an agreement to combine their domestic cellular properties. (See Note J in the Notes to Condensed Consolidated Financial Statements.) As a result of this transaction, one of management's priorities will be to mitigate potential near-term dilutive effects that this transaction may have on domestic cellular earnings.

BELL ATLANTIC/NYNEX CONSORTIUM

On October 20, 1994, the Company and U S WEST announced the formation of a consortium between their wireless joint venture and the wireless joint venture between Bell Atlantic Corporation and NYNEX Corporation. (See Note M of Notes to Condensed Consolidated Financial Statements.)

RESULTS OF OPERATIONS

The following discussions and data compare both the three-month and nine-month periods ended September 30, 1994 to the corresponding periods in 1993. Results for the first nine months of 1994 may not be indicative of results for the full year. The discussions below do not assess the impact of the U S WEST joint venture on future operating results, future financial condition, or future liquidity. See "U S WEST Joint Venture" above and in Note J in the Notes to Condensed Consolidated Financial Statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


NET OPERATING REVENUES. The components of the Company's net operating revenues are shown below:

                                                          For the 3 Months Ended              For the 9 Months Ended
                                                               September 30,                      September 30,
                                                      -----------------------------       -----------------------------
                                                         1994               1993             1994               1993
                                                      ----------         ----------       ----------         ----------
                                                                            (Dollars in millions)
Operating Revenues
   Wireless services and other revenues:
       Cellular service                                   $228.0            $200.7            $642.9            $603.4
       Paging service                                       48.6              38.8             138.2             108.5
       Vehicle location service                              1.6               1.1               4.5               2.8
       Other revenues                                       15.2              12.2              43.1              33.8
                                                       ---------         ---------         ---------         ---------
                                                           293.4             252.8             828.7             748.5
                                                       ---------         ---------         ---------         ---------
   Net cellular and paging equipment sales:
       Revenues                                             24.4              19.1              65.5              51.7
       Cost of equipment sold                              (27.4)            (17.2)            (67.3)            (46.9)
                                                       ---------         ---------         ---------         ---------
                                                            (3.0)              1.9              (1.8)              4.8
                                                       ---------         ---------         ---------         ---------
Net operating revenues                                    $290.4            $254.7            $826.9            $753.3
                                                       =========         =========         =========         =========

CELLULAR SERVICE. Cellular service revenues primarily consist of air time, access fees, and in-bound roaming charges. Consolidated cellular service revenues for the 1994 periods are not comparable to those for the 1993 periods because revenues for the San Francisco/San Jose cellular system were consolidated until the formation of CMT Partners on September 1, 1993. If the revenues from such system are not included in the 1993 amounts, the Company's third quarter and year to date revenues increased 35.1% and 34.5%, respectively. Third quarter and year to date comparisons hereafter are based on 1993 amounts as adjusted to give retroactive effect to the adoption of equity accounting for CMT Partners (the "CMT Adjustment"). Third quarter and year to date revenue increases were driven primarily by continued domestic subscriber growth. Domestic subscribers, after giving effect to the CMT Adjustment, grew 10% during the third quarter of 1994 compared to 9% during the third quarter of 1993. Total domestic subscribers, giving effect to the CMT Adjustment, grew 42% from September 30, 1993 to September 30, 1994. Domestic subscribers are customers in the Company's six managed markets which include Los Angeles, Atlanta, Sacramento, San Diego, Wichita, and Topeka. Domestic revenue gains from subscriber growth were partially offset by continued declining average revenue per subscriber caused by lower usage from new subscribers and rate reductions made in 1993 and 1994 to meet competitive pressures. The Company expects that average revenue per domestic subscriber will continue to decline, consistent with industry trends, as it adds new
domestic subscribers and responds to competitive market pressures.   Third
quarter and year to date revenue increases were also attributable to the international revenues of NordicTel, which accounted for 12.5% of the third quarter increase and 10.4% of the year to date increase. The Company acquired a 51% interest in NordicTel in October 1993 and consolidates its operations.

PAGING SERVICE. Paging service revenues consist primarily of paging service charges and rentals of paging units in the United States and, to a lesser extent, Thailand. Revenues from paging services increased 25.3% in the third quarter of 1994, reflecting the Company's continued penetration in existing markets primarily through successful retail and reseller pager sales programs. Year to date revenues from paging services improved 27.4% primarily due to a 35% increase in the number of domestic paging units in service, the establishment of new paging operations, and an acquisition. Year to date revenues were partially offset by an 8% decline in average revenue per domestic unit. The Company expects revenue per domestic unit to continue to decline, consistent with industry trends, as it responds to competitive market pressures.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


VEHICLE LOCATION SERVICE. Vehicle location service revenues from Teletrac consist primarily of charges for corporate fleet tracking and stolen vehicle tracking services. Teletrac's vehicle location business is in the start-up phase and its services have not yet achieved a significant degree of commercial acceptance. Teletrac initiated operations in Los Angeles, Chicago, Detroit, and Dallas/Fort Worth in 1991 and in Miami and Houston in 1992. The improvement in vehicle location service revenues is directly attributable to an increased number of units placed in service. Units in service increased 33% from September 30, 1993 to September 30, 1994.

OTHER REVENUES. Other revenues consist of cellular equipment rental and installation charges, pager replacement program revenues, paging voice retrieval revenues, paging activation charges, vehicle location unit sales and revenues related to credit card verification terminal sales and maintenance. Other revenues increased 25% in the third quarter of 1994 and 27% year to date, principally due to higher revenues from domestic paging activation fees, which increased 92.8% year to date, and higher revenues from domestic paging voice retrieval charges, which increased 52.2% year to date. The Company is actively marketing its domestic voice messaging service and expects other paging revenues to continue to increase. In addition, other revenues improved year to date in 1994 due to increasing unit sales of credit card verification terminals in Korea.

NET PAGING AND CELLULAR EQUIPMENT SALES. Equipment sales consist of cellular telephone sales and paging unit sales. Equipment sales are not a primary part of the Company's cellular and paging businesses. The Company generally sells cellular telephones at or below cost, and paging units approximately at cost. Cost of equipment sales increased 59% in the third quarter while sales revenue increased only 28%, and year to date cost of equipment sales increased 44% while sales revenues increased only 27%. The Company expects contribution margins of equipment sales to remain negative as it responds to competitive market pressures.

OPERATING EXPENSES. The following table sets forth the components of the Company's operating expenses:

                                                           For the 3 Months Ended              For the 9 Months Ended
                                                                September 30,                      September 30,
                                                       ----------------------------        ----------------------------
                                                          1994              1993              1994              1993
                                                       ----------        ----------        ----------        ----------
                                                                             (Dollars in millions)
Operating Expenses
   Cost of revenues                                       $ 39.7            $ 37.4            $111.6            $111.6
   Selling and customer operations expenses                 96.4              67.9             252.9             210.1
   General, administrative, and other expenses              86.3              57.8             236.4             183.2
   Depreciation and amortization                            51.9              43.7             147.4             129.9
                                                          ------            ------            ------            ------
   Total operating expenses                               $274.3            $206.8            $748.3            $634.8
                                                          ======            ======            ======            ======

COST OF REVENUES. Cost of revenues primarily consists of charges for interconnections of the Company's cellular and paging operations with wireline telephone companies and other related network expenses. Cost of revenues, giving effect to the CMT Adjustment, declined from 14.7% of net operating revenues to 13.7% for the third quarter of 1994 and from 14.9% to 13.5% for year to date 1994. The declines were primarily the result of economies of scale as more domestic subscribers are added to the existing network, effective cost management, the reassessment of property taxes related to domestic cellular network assets, and technical efficiencies. The declines were partially offset by costs related to paging system capacity expansion and the addition of NordicTel.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


SELLING AND CUSTOMER OPERATIONS EXPENSES. Selling and customer operations expenses primarily consist of compensation to sales channels, salaries, wages, and related benefits for sales and customer service personnel, and billing, advertising, and promotional expenses. These expenses, giving effect to the CMT Adjustment, increased from 27.1% of net operating revenues to 33.2% for the third quarter and increased slightly from 29.1% to 30.6% for year to date 1994. Third quarter increases include additional expenditures associated with an expanded customer base and growth initiatives including agent commissions, advertising and promotional costs, and expenses of $6.3 million for NordicTel (which was acquired in October 1993). The Company expects selling and customer operations expenses during the fourth quarter of 1994 to increase as a percentage of net operating revenues due to costs associated with plans to accelerate customer growth.

GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES. General, administrative, and other expenses primarily consist of salaries and wages and related benefits for general and administrative personnel, bad debt, international license application costs and investments in new technologies. These expenses, giving effect to the CMT Adjustment, increased from 24.6% of net operating revenues to 29.7% for the third quarter and increased from 27.0% to 28.6% for the year to date. General, administrative, and other expenses should continue to increase as the Company incurs incremental costs associated with its anticipated growth and investment in new technologies, such as wireless data services and personal communication services ("PCS"), and digital technology. However, general, administrative and other expenses should decline as a percentage of net operating revenues. Increases in the third quarter also reflect the impact of absorbing certain corporate functions previously provided to the Company by Pacific Telesis Group. The Company estimates that incremental expenses associated with these functions will be approximately $15 million in 1994. Other third quarter increases include costs related to developing and acquiring foreign licenses, expenses for NordicTel (which was acquired in October 1993), an increase in bad debt expenses largely due to aggressive growth strategies in selected domestic cellular markets, and legal expenses associated with defending against several antitrust suits brought against the Company and other cellular operators. The Company expects to continue to incur costs defending itself against these actions, but does not expect these costs to be significant to its financial position. (See Note K in the Notes to the Condensed Consolidated Financial Statements.) Third quarter increases were also partially offset by cost containment efforts at Teletrac where staff was reduced by 30% to approximately 200 employees in February 1994.

In 1993 the Company provided approximately $9.2 million ($5.0 million after tax) in reserve for spin-off related expenses. At September 30, 1994, the amount remaining in the reserve was approximately $3.5 million. Costs incurred relate to expenditures for changing the corporate identity for the company's physical assets, legal, and other expenses associated with the spin-off. The Company anticipates using the remaining amount during the fourth quarter of 1994.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization primarily consist of depreciation expense on the Company's domestic cellular and paging networks, as well as amortization of intangibles such as FCC license costs and goodwill. Depreciation and amortization, giving effect to the CMT Adjustment, increased $12.1 million during the third quarter of 1994 and $32.3 million year to date 1994 primarily as a result of the Company's increased capital investment in its domestic cellular and paging networks, paging rental units, and the acquisition of NordicTel.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


NON-OPERATING INCOME/EXPENSE. The following table sets forth the components of the Company's non-operating income/expense:

                                                           For the 3 Months Ended              For the 9 Months Ended
                                                                September 30,                      September 30,
                                                       ----------------------------        ----------------------------
                                                          1994              1993              1994              1993
                                                       ----------        ----------        ----------        ----------
                                                                             (Dollars in millions)
Interest expense                                          $  2.0            $  2.9            $  5.2            $ 20.3
                                                          ======            ======            ======            ======
Minority interests in net income of consolidated
partnerships and corporations                             $  5.5            $ 13.9            $ 18.8            $ 43.0
                                                          ======            ======            ======            ======
Equity in net income (loss) of unconsolidated
partnerships and corporations:
   Domestic                                               $ 37.1            $ 19.0            $100.1            $ 44.6
   International                                            (0.7)            (12.2)             (6.9)            (29.5)
                                                          ------            ------            ------            ------
                                                          $ 36.4            $  6.8            $ 93.2            $ 15.1
                                                          ======            ======            ======            ======
Interest income                                           $ 14.0            $  2.3            $ 39.3            $  8.2
                                                          ======            ======            ======            ======
Miscellaneous income (expense)                            $ (0.5)           $  0.2            $ (5.2)           $ (3.4)
                                                          ======            ======            ======            ======

INTEREST EXPENSE. The decrease in interest expense in the third quarter of 1994 and year to date 1994 is primarily the result of retiring a majority of the Company's debt in the second and third quarters of 1993. This decrease was partially offset by interest on the debt assumed by the Company as part of the NordicTel acquisition. NordicTel debt outstanding at September 30, 1994 was $73.5 million.

MINORITY INTERESTS IN NET INCOME OF CONSOLIDATED PARTNERSHIPS AND CORPORATIONS. The minority partners' portions of net income/loss in consolidated partnerships and corporations are reported as "Minority interests in net income of consolidated partnerships and corporations." Earnings allocated to minority interests, giving effect to the CMT Adjustment, decreased $3.2 million in the third quarter of 1994 and $3.3 million year to date. Although the Company's domestic cellular consolidated partnerships' earnings allocated to minority interests increased in 1994, total earnings allocated to minority interests are lower in 1994 due to the losses incurred by NordicTel (which was acquired in October 1993).

EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED PARTNERSHIPS AND CORPORATIONS.

DOMESTIC. Domestic equity earnings increased in the third quarter and year to date 1994 compared to the same periods in 1993 primarily due to including in 1994 the Company's share of equity income from CMT Partners and improving net income from other unconsolidated domestic investments. For at least the near term, equity earnings attributable to CMT Partners are likely to be less than the Company's prior share of the net income of the contributed cellular systems because, through the formation of CMT Partners, the Company reduced its interest in the San Francisco/San Jose cellular system, which had the highest average revenue per subscriber and operating cash flow margin of any of the Company's domestic cellular systems.

INTERNATIONAL. International equity losses decreased in the third quarter of 1994 and year to date 1994 compared to the same periods in 1993. The primary factors contributing to the decreases were reduced losses incurred by the Company's cellular joint venture in Portugal and the attainment of positive net income by MMO. Improvements in 1994 were partially offset by higher losses for cellular systems that were under construction in Japan. The Company anticipates future improvements in certain international ventures to be partially offset by start-up losses incurred by its South Korean, Japanese, and Italian cellular consortia.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


INTEREST INCOME. Interest income in 1994 reflects earnings on proceeds from the initial public offering of the Company's common stock (the "IPO") completed in December 1993. The Company's interest income in the third quarter of 1993 consisted primarily of interest earned by the San Francisco/San Jose cellular system, which is no longer reflected in this account subsequent to the September 1, 1993 formation of CMT Partners. At least in the short term, the Company will continue earning interest income on the investment of proceeds from the IPO.

MISCELLANEOUS INCOME/EXPENSE. Miscellaneous income/expense primarily consists of currency exchange gains or losses on financial instruments that have not been deferred and one-time items such as gains and losses on sales of property, plant, or equipment and telecommunications interests. The Company attempts to mitigate the effects of foreign currency fluctuation through the use of forward foreign exchange contracts which serve as hedges, and local banking accounts. At September 30, 1994, the Company had hedged a majority of its international investments against the risk of currency fluctuations. Certain of these contracts do not qualify, in whole or in part, as hedges for financial accounting purposes. Accordingly, the Company recognizes any currency exchange gain or loss on such contracts in the current period results of operations.
The Company is unable to forecast the impact of future currency exchange gains and losses on its results of operations or financial position.

INCOME TAXES. The Company's estimated annualized effective tax rates for year to date 1994 and 1993 were 47.8% and 66.1%, respectively. The decline in the estimated annualized effective tax rate for 1994 was primarily caused by: tax-exempt interest income earned in 1994; a decline in equity losses of unconsolidated partnerships and corporations as a percentage of operating income; the inclusion of the tax effects of changing deferred taxes for the increase in the corporate tax rate from 34% to 35% in 1993; and goodwill.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993 and recognized a one-time transition obligation of $5.6 million, net of a $3.5 million tax benefit.

On January 1, 1994, the Company adopted the provisions of SFAS 112, "Employers' Accounting for Postemployment Benefits," and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Implementation of SFAS 112 did not materially impact the Company's results of operations or its financial condition. SFAS 115 establishes accounting standards for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Implementation of SFAS 115 did not materially impact the Company's financial condition or its results of operations. See Note E in the Notes to Condensed Consolidated Financial Statements for further discussion.
In accordance with SFAS 115, prior years' financial statements have not been restated.

In October 1994 the Financial Accounting Standards Board issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS 119 requires additional disclosures concerning derivatives and certain financial instruments which will not have a significant impact on the financial position or the results of operations of the Company. The standard requires the Company to implement its requirements by fiscal year ending December 31, 1994.

TELETRAC. The Company does not expect Teletrac's operations to be profitable for several years. Teletrac reported pre-tax losses of $5.4 million during the third quarter of 1994 compared to $8.7 million for the same period in 1993, and $19.2 million for the year to date 1994 compared to $33.3 million for the year to date 1993. The Company intends to continue actions to reduce Teletrac's operating losses and does not intend to expand Teletrac's operations significantly until its services achieve a higher level of commercial acceptance. In February of 1994, the Company reduced Teletrac's staff by 30% to approximately 200 employees. The Company is continuously evaluating and considering other commercial applications of Teletrac's technology and radio location spectrum.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


PROPORTIONATE RESULTS OF OPERATIONS

The following table is unaudited and is not required by, or intended to replace the Condensed Consolidated Financial Statements prepared in accordance with, generally accepted accounting principles. It is presented to provide supplemental data. Significant assets of the Company are not consolidated, and because of the substantial effect of the formation of certain joint ventures on the year-to-year comparability of the Company's consolidated financial results, the Company believes that proportionate financial and operating data facilitate the understanding and assessment of its consolidated financial statements. Proportionate accounting reflects the relative weight of the Company's ownership interests in its consolidated subsidiaries and in New Par (Ohio/Michigan), Cellular Communications, Inc. (Ohio and Michigan), and CMT Partners (California, Texas, Missouri, and Kansas).

SELECTED PROPORTIONATE DOMESTIC CELLULAR OPERATING DATA

                                                          For the 3 Months Ended             For the 9 Months Ended
                                                               September 30,                     September 30,
                                                      ----------------------------        ----------------------------
                                                         1994              1993              1994              1993
                                                      ----------        ----------        ----------        ----------
                                                                            (Dollars in millions)

Operating Results:
   Service and other revenues                             $296.3            $227.3            $838.8            $640.6
   Equipment sales                                          17.9              10.2              49.3              26.7
   Cost of equipment sales                                 (22.1)             (9.5)            (55.0)            (25.3)
                                                          ------            ------            ------            ------
   Net operating revenues                                  292.1             228.0             833.1             642.0
                                                          ------            ------            ------            ------
   Cost of revenues                                         31.4              30.5              92.4              87.2
   Selling and customer operations                         104.1              71.0             274.6             203.2
   General, administrative and other                        31.1              20.7              88.9              68.0
   Depreciation and amortization                            46.3              42.3             136.0             120.0
                                                          ------            ------            ------            ------
   Total operating expenses                                212.9             164.5             591.9             478.4
                                                          ------            ------            ------            ------
   Operating income                                       $ 79.2            $ 63.5            $241.2            $163.6
                                                          ======            ======            ======            ======
   Operating cash flow (1)                                $125.5            $105.8            $377.2            $283.6
                                                          ======            ======            ======            ======
   Capital expenditures, excluding acquisitions           $ 69.1            $ 40.2            $197.6            $129.2
                                                          ======            ======            ======            ======

                                                                September 30,
                                                       -----------------------------
                                                          1994               1993
                                                       ----------         ----------
Operating Data (in thousands):
   POPs (2)                                               35,002            34,702
   Proportionate cellular subscribers (3)                  1,336               934

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


(1) Operating cash flow is defined as operating income plus depreciation and amortization and is not the same as cash flow from operating activities in the Company's Condensed Consolidated Statements of Cash Flows. Proportionate operating cash flow represents the Company's ownership interest in the respective domestic cellular entities multiplied by the entities' operating cash flow. As such, proportionate operating cash flow does not represent cash available to the Company.

(2) POPs are the estimated market population multiplied by the Company's ownership interest in the cellular system in that market.

(3) Cellular subscriber data includes only those cellular systems that are included in the operating results shown in Selected Proportionate Domestic Cellular Operating Data multiplied by the Company's ownership interest.

Cellular service and other revenues increased on a proportionate basis 30% in the third quarter of 1994 and 31% for the year to date 1994. These gains primarily reflect an increase of 43% in end of period domestic proportionate subscribers between September 30, 1993 and September 30, 1994. The subscriber gains are due to the growth initiative which New Par began in the first half of 1994 and the other markets began in the second half of 1994. Increases in the subscriber base are being partly offset by declining average revenue per subscriber due to changes in the customer mix and price decreases due to competitive pressures. For example, many new customers are taking advantage of lower cost contract plans that provide a flat rate for access plus a specific number of monthly airtime minutes. The Company plans to mitigate the impact of lower average revenue per subscriber by offering new products and services.
The Company expects that average revenue per subscriber will continue to decline, consistent with industry trends, as it adds new subscribers and responds to further competitive pressures.

Equipment Sales on a proportionate basis increased primarily due to higher direct sales from retail sales locations in managed markets and focus on equipment pricing as a part of the New Par growth initiative to increase the subscriber base. Negative gross margins primarily reflect equipment pricing promotions to meet competition. Equipment sales are not a primary part of the Company's cellular business. The Company expects contribution margins of equipment sales to remain negative as it responds to competitive market pressure.

Cost of Revenues on a proportionate basis increased by 3% in the third quarter of 1994 and 6% for the year to date 1994. Cost of Revenues increased at a lower rate than revenues because of economies of scale achieved as a result of spreading fixed network costs over a larger subscriber base and cost containment efforts in each of the Company's markets.

Selling and customer operations expenses on a proportionate basis increased 47% in the third quarter of 1994 and 35% for the year to date 1994. These increases were primarily due to increased commissions associated with higher gross gains, increased advertising and promotion costs to support the growth initiatives, and increased advertising in managed markets as a result of the change of the Company's name to AirTouch Communications. The Company expects selling and customer operations expenses during the remainder of the year to increase as a percentage of net operating revenues due to costs associated with plans to accelerate customer growth. Proportionate acquisition costs per retail gross gain increased slightly by 0.5% between September 30, 1993 and September 30, 1994.

General, administrative and other expenses on a proportionate basis remained relatively constant in 1994 compared to 1993 as a percentage of net operating revenues. These expenses were 11% of net operating revenues in the third quarter compared to 9% for the same period in 1993, and 11% for the year to date 1994 compared to 11% for the same period in 1993. These expenses are expected to remain constant as a percentage of net operating revenues. The stability of these expenses reflects market-wide cost containment efforts which were partially offset by higher costs associated with new services that are not yet generating revenues.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Depreciation and amortization on a proportionate basis increased by 10% in the third quarter of 1994 and 13% for the year to date 1994. The increases are primarily due to a significant increase in network capital, which is generally depreciated over seven years. Network capital in service increased by $227.2 million between September 1993 and September 1994 on a proportionate basis. Capital expenditure increases in the third quarter of 1994 and for the year to date 1994 primarily reflect the overall network enhancements to increase capacity and improve service quality, deployment of digital technology in the San Francisco Bay Area, early purchases of digital equipment for planned future deployment in the Southern California market, and technological upgrades in the Southern California market to provide future additional customer features.

LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, and pay its current obligations. The Company has met its financing needs from internally generated funds, equity infusions from Telesis prior to the IPO, and proceeds from the IPO.

The Company requires substantial capital to expand and operate its existing wireless systems, to construct new wireless systems, and to acquire interests in existing wireless systems. Prior to the IPO, the Company met its funding requirements primarily through short-term borrowings from a former affiliate, PacTel Capital Resources ("PTCR"), and equity contributions from Telesis. In December 1993, the Company received $1,489.2 million in net proceeds from the IPO.

As of September 30, 1994, the Company was committed to spend up to $197 million for the acquisition of property, plant, and equipment through 1995. The Company expects that capital contributions to its international ventures, Globalstar, and the nationwide Narrowband PCS license will total approximately $296 million prior to the end of 1995. In addition, the Company had funded $67 million for its new 1994 ventures as of September 30, 1994. These ventures are described in the following paragraphs and include Omnitel Pronto Italia, Globalstar, South Korean cellular, Belgacom Mobile, the nationwide narrowband PCS license, and three regional narrowband PCS licenses.

In March 1994, the Italian government announced its award of Italy's second digital cellular license to the consortium Omnitel Pronto Italia. The formal award and acceptance is expected to take place within the next several months. The Company holds a 10.2 percent indirect interest in the consortium. The Company's net income will increase in the quarter in which the license is awarded due to costs reimbursed from the Company's consortium partners and the capitalization of previously expensed application costs. The amount of reimbursed or capitalized costs cannot be determined at this time.

In March 1994, the Company announced it will become a strategic partner in Globalstar, a new global-access, satellite-based mobile telephone system being formed by Loral Corporation and Qualcomm. The Company's 8.3 percent stake will give the Company exclusive service provider rights under the agreement for nine countries and regions: the United States, Japan, Indonesia, Austria, Switzerland, the Netherlands, Belgium, Portugal, and the Caribbean.
Globalstar, which is expected to begin service in 1998, will offer low-cost voice, data, fax and position locating services using a constellation of 48 low-earth-orbit satellites. The Company expects to incur additional costs to construct gateway systems in the United States and abroad.

In May 1994, the Company was selected as a member in the consortium that will develop, build, and operate the first digital cellular system in South Korea to compete with an existing analog cellular system. The Company holds an 11.3 percent interest, the third largest interest in the consortium. The cellular system is expected to begin offering commercial service by the beginning of 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


In June 1994, the Company agreed in principle to form a mobile communications joint venture with Belgacom, the Belgian-state-owned telecommunications network operator. The agreement, subject to the Belgian government's approval which is expected in the fourth quarter of 1994, entitles the Company to acquire a 25 percent interest in Belgacom Mobile, payable within a three-year period. The amounts payable are subject to adjustments to reflect the Company's role in Belgacom's successful GSM network launch (Global System for Mobile Communications) and are contingent on the business meeting specific performance milestones through the end of 1996. The new company will include Belgacom's analog and digital cellular businesses.

On July 29, 1994, the Company was a successful bidder in the FCC auction for a nationwide 50/12.5 KHz narrowband PCS license. The license will allow the Company to offer advanced paging communication services. The plans for utilization of this channel are still being formalized.

On November 8, 1994, the Company was a successful bidder in the FCC auction of regional narrowband PCS licenses, purchasing three regional 50/12.5 KHz licenses. These licenses, covering the northeast, central, and western regions of the United States will be used to expand services in existing and new markets.

In March 1994, the Company signed a definitive bank loan agreement for a $600 million non-amortizing revolving line of credit (the "Facility"). The Facility provides the Company with funding for general corporate purposes and with standby letters of credit to support its obligations to purchase shares in CCI. The Facility is available in the form of committed advances or standby letters of credit and expires in March 1997. Interest on advances accrues at a rate equal to an index selected by the Company plus a margin which is based upon the Company's long-term senior unsecured debt rating. Interest on outstanding but undrawn standby letters of credit accrues at a margin which is based upon the Company's long-term senior unsecured debt rating. The Company also has the option to pledge United States Treasury and agency securities in exchange for a significantly reduced margin. At September 30, 1994, the Company had voluntarily pledged approximately $600 million of securities classified as held-to-maturity and available-for-sale. Provided the Company is not in default under the Facility, these securities are immediately, without restriction, available for redemption by the Company.

Under the terms of a merger agreement with CCI, the Company is obligated to purchase up to 10.04 million CCI shares in October 1995 at $60 per share. To support this obligation the Company has issued a $600 million irrevocable letter of credit under the Facility for the benefit of CCI. This letter of credit expires in 1996. As of September 30, 1994, there have been no draws against the letter of credit. In connection with the merger agreement, the Company is required to pledge to CCI certain CCI shares owned by the Company. At September 30, 1994, such shares pledged to CCI carried a net investment of $202.8 million and had a market value of $301.2 million. The pledged investment represents approximately 12% of CCI's fully diluted shares. The Company will continue to pledge any additional CCI shares it acquires up to 15% of CCI's fully diluted shares.

The Company, through the Combined PCS Partnership intends to participate in the FCC auction of broadband PCS licenses in December 1994. The Combined PCS Partnership has filed applications to bid on 26 markets. In the event the partnership is successful in bidding for or acquiring such licenses, the Company's share of the licenses and construction costs for the PCS networks could be significant; however, the amounts cannot be estimated at this time.

The Company's cash received from financing activities for the first nine months of 1994 was $41.2 million. The activity consists primarily of capital contributions from international minority interest holders, proceeds of increasing international long-term debt, partially reduced by distributions to domestic minority interest holders. The 1994 proceeds were partially offset by distributions to domestic cellular minority partners. The Company does not expect its operations to generate sufficient cash to meet its capital requirements for the next several years. However, the Company currently believes that the net proceeds from the IPO, together with cash flow from operations, will be sufficient to satisfy the Company's estimated funding requirements through mid-1995. After such proceeds are invested, the Company expects that it will need to raise additional funds through bank borrowings or public or private sales of debt or equity securities. Although there can be no assurance that such funding will be available, the Company believes that it will be able to access the capital markets on terms and in amounts adequate to meet its objectives.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of AirTouch Communications:


We have reviewed the condensed consolidated balance sheet of AirTouch Communications (formerly PacTel Corporation) and Subsidiaries as of September 30, 1994 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993 and cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of management.

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


/s/ Coopers & Lybrand

San Francisco, California
November 9, 1994

                           PART II--OTHER INFORMATION

ITEM 5.          OTHER INFORMATION

The following table is unaudited and is not required by, or intended to replace the Condensed Consolidated Financial Statements prepared in accordance with, generally accepted accounting principles. It is presented to provide supplemental data. Significant assets of the Company are not consolidated. Because of the substantial effect of the formation of certain joint ventures on the year-to-year comparability of the Company's consolidated financial results, the Company believes that proportionate financial and operating data facilitate the understanding and assessment of its consolidated financial statements. Proportionate accounting for domestic cellular reflects the relative weight of the Company's ownership interests in its domestic cellular consolidated subsidiaries and in New Par (Ohio/Michigan), Cellular Communications, Inc. (Ohio and Michigan), and CMT Partners (California, Texas, Missouri, and Kansas). In addition, the selected total proportionate data includes domestic paging and the relative weight of Company's ownership interests in NordicTel Holdings AB, Mannesmann Mobilfunk GmbH, and Telecel. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - General - Proportionate Accounting.)

SELECTED SUPPLEMENTAL FINANCIAL DATA

                                                          For the 3 Months Ended              For the 9 Months Ended
                                                               September 30,                      September 30,
                                                       ----------------------------        ----------------------------
                                                          1994              1993              1994              1993
                                                       ----------        ----------        ----------        ----------
                                                                             (Dollars in millions)

Selected Total Proportionate Data
   Total proportionate net operating revenues             $441.0            $318.3          $1,227.3            $873.1
   Total proportionate operating cash flow                $133.5            $106.2          $  393.9            $256.3

Selected Proportionate Domestic Cellular
Operating Results
   Cellular service and other revenues                    $296.3            $227.3          $  838.8            $640.6
   Equipment sales                                        $ 17.9            $ 10.2          $   49.3            $ 26.7
   Cost of equipment sales                                $(22.1)           $ (9.5)         $  (55.0)           $(25.3)
   Net operating revenues                                 $292.1            $228.0          $  833.1            $642.0
   Total operating expenses                               $212.9            $164.5          $  591.9            $478.4
   Operating income                                       $ 79.2            $ 63.5          $  241.2            $163.6
   Operating cash flow (1)                                $125.5            $105.8          $  377.2            $283.6
   Capital expenditures, excluding acquisitions           $ 69.1            $ 40.2          $  197.6            $129.2


                                                                September 30,
                                                        ---------------------------
                                                           1994             1993
                                                        ----------       ----------
Selected Cellular Operating Data (in thousands)
   Domestic:
       Total POPs (2)                                     35,002            34,702
       Proportionate subscribers                           1,336               934

   International
       POPs (2) & (5)                                     54,710            35,964
       Proportionate subscribers (3) & (6)                   276               114

                               OTHER INFORMATION
                                  (continued)


                                                          For the 3 Months Ended             For the 9 Months Ended
                                                               September 30,                      September 30,
                                                       ----------------------------       ----------------------------
                                                          1994              1993             1994              1993
                                                       ----------        ----------       ----------        ----------
                                                                            (Dollars in millions)
Domestic Paging Operating Results (4)
   Service and other revenues                             $ 47.2             $38.0            $134.7            $105.5
   Equipment sales                                        $ 11.9             $ 9.3            $ 32.4            $ 25.2
   Cost of equipment sales                                $(10.6)            $(8.1)           $(28.5)           $(21.9)
   Net operating revenues                                 $ 48.5             $39.2            $138.6            $108.8
   Total operating expenses before depreciation
     and amortization                                     $ 31.2             $25.8            $ 89.3            $ 72.9
   Depreciation and amortization                          $  9.3             $ 7.6            $ 27.0            $ 21.7
   Operating income                                       $  8.0             $ 5.8            $ 22.3            $ 14.2
   Operating cash flow (1)                                $ 17.3             $13.4            $ 49.3            $ 35.9
   Capital expenditures, excluding acquisitions           $ 17.0             $12.8            $ 43.3            $ 37.6


                                                                September 30,
                                                        ----------------------------
                                                           1994              1993
                                                        ----------        ----------
Selected Paging Operating Data (in thousands)
   Domestic (4):
       Units in service                                    1,434             1,066

   International:
       Proportionate units in service (3)                    119                97


(1) Operating cash flow is defined as operating income plus depreciation and amortization. Proportionate operating cash flow represents the Company's interest in the entities multiplied by the entities' operating cash flow. As such, proportionate operating cash flow does not represent cash available to the Company.

(2) POPs are the estimated market population multiplied by the Company's ownership interest in the cellular system in that market and include international markets in which the networks are under construction.

(3) Reflects total subscribers of all cellular systems and total units in service of all paging systems outside the United States in which the Company owns an interest multiplied by the Company's ownership interest.

(4)      Domestic paging is wholly owned by the Company.

(5) Third quarter 1994 data includes POPs for Italy, Belgium, South Korea and the Kyushu region of Japan, where licenses are currently being finalized or the systems are under construction. Excluding Italy and Belgium, international POPs would be 46,370 and total proportionate cellular POPs would be 81,372.

(6) Third quarter 1994 data does not include subscribers in the cellular system in Belgium.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         Exhibits identified below are incorporated herein by reference as exhibits hereto.

                   Exhibit
                    Number                           Description
                  ----------                      -----------------
                     15              Letter re unaudited interim financial information.
                     27              Financial Data Schedule


(b) Reports on Form 8-K:

         Reports on Form 8-K were filed on the following dates.

                 July 25, 1994
                 October 3, 1994
                 November 3, 1994

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AIRTOUCH COMMUNICATIONS




Date:  November 10, 1994                  By:  /s/ Mohan S. Gyani
                                               Vice President, Finance and
                                                 Treasurer
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibits identified below are incorporated herein by reference as exhibits hereto and are provided as part of the electronic transmission.

        Exhibit
        Number                           Description
      ----------                       ----------------
          15          Letter re unaudited interim financial information.
          27          Financial Data Schedule