Form 10-K
period 1994-12-31
AIRTOUCH COMMUNICATIONS
filed 1995-03-22
CIK 904255

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994.

                         COMMISSION FILE NUMBER 1-12342

               -------------------------------------------------

                          AIRTOUCH COMMUNICATIONS, INC.

A DELAWARE CORPORATION                         I.R.S. EMPLOYER NUMBER 94-3213132

                              ONE CALIFORNIA STREET
                             SAN FRANCISCO, CA 94111
                                 (415) 658-2000

               --------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Based on the composite closing sales price on March 20, 1995, the aggregate market value of all voting stock held by nonaffiliates was approximately $13.5 billion. At March 20, 1995, 494,174,654 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated Parts of this Form 10-K:

         1994 Annual Report to Stockholders - Part II
         1995 Proxy Statement - Part III

                                TABLE OF CONTENTS

                                -----------------

                                     PART I

ITEM 1.          Business..............................................................   1
ITEM 2.          Properties............................................................  26
ITEM 3.          Legal Proceedings.....................................................  26
ITEM 4.          Submission of Matters to a Vote of Security Holders...................  27

                                     PART II

ITEM 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters...................................................  29
ITEM 6.          Selected Financial Data...............................................  29
ITEM 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................................  29
ITEM 8.          Financial Statements and Supplementary Data...........................  29
ITEM 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure...................................  29

                                    PART III

ITEM 10.         Directors and Executive Officers of the Registrant....................  30
ITEM 11.         Executive Compensation................................................  30
ITEM 12.         Security Ownership of Certain Beneficial Owners and Management........  30
ITEM 13.         Certain Relationships and Related Transactions........................  30

                                     PART IV

ITEM 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K......  30

                                               ---------------------


Unless the context otherwise requires, references to the "Company" herein include AirTouch Communications, Inc. and entities over which it has or shares operational control.

This Form 10-K includes trademarks or service marks of the Company and of other companies.

The term "POPs" means the population of a licensed cellular market (based on population estimates for such market) multiplied by the Company's ownership interest in the cellular licensee operating in such market as of the date specified. POPs for international cellular markets include networks under construction.

Proportionate subscriber data is obtained, for each system over which the Company has or shares operational control, by multiplying (i) the aggregate number of subscribers to such system and (ii) the Company's ownership interest in such system. Proportionate subscriber data does not include subscribers to systems over which the Company does not have or share operational control.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

AirTouch Communications, Inc. is one of the world's leading wireless telecommunications companies, with significant cellular interests in the United States, Western Europe and Asia. The Company's worldwide cellular interests represented 99.5 million POPs and more than 1.9 million subscribers on a proportionate basis at December 31, 1994. In the United States, the Company has over 35 million POPs and controls or shares control over cellular systems in ten of the thirty largest markets, including Los Angeles, San Francisco, San Diego, Detroit and Atlanta. Internationally, the Company has 64.1 million POPs and holds significant ownership interests, with board representation and substantial operating influence, in national cellular systems operating in Germany, Japan, Portugal, Sweden and Belgium. In 1994, the Company's consortia were awarded national cellular licenses in Italy, South Korea and Spain. The Company is also the third largest provider of paging services in the United States, based on industry surveys, with approximately 1.5 million units in service at December 31, 1994.

The following table sets forth the Company's POPs and proportionate subscribers at December 31, 1994.


                                                              Proportionate
                                              POPs            Subscribers(1)
                                                   (In thousands)
 Domestic Cellular:
    Southern California                       15,694               648
    San Francisco Bay Area                     3,096               143
    Sacramento Valley                          1,834               102
    Michigan/Ohio(2)                           9,043               413
    Georgia and Kansas/Missouri                4,952               254
    Other domestic interests                     771               -
 Domestic Total                               35,390             1,560

 International Cellular:(3)

     Germany(4)                               26,430               275
     Portugal                                  2,266                20
     Japan                                    11,475                25
     Sweden                                    4,456                36
     Belgium                                   2,525                32
     Italy                                     5,824               -
     South Korea                               4,972               -
     Spain                                     6,170               -
 International Total                          64,118               388
 Worldwide Total                              99,508             1,948
- ---------------

(1) Domestic proportionate subscriber data does not include subscribers to cellular systems over which the Company does not have or share operational control. For a list of such systems, see "Domestic Cellular."

(2) POPs and proportionate subscribers for the Michigan/Ohio region reflect both the Company's 50% interest in a partnership with Cellular Communications, Inc. ("CCI") and the Company's ownership of approximately 13% of the equity in CCI at December 31, 1994.

(3) Includes POPs for Italy, South Korea, Spain and the Kyushu and Chugoku regions of Japan, where the systems have not yet commenced operations.

(4) Includes POPs and proportionate subscribers represented by a 2.25% interest which, under the terms of the cellular license, the Company is under a current obligation to sell to small and medium-sized German businesses.

INVESTMENT CONSIDERATIONS

The following factors, in addition to the other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

COMPETITION

The offering of cellular and paging services in each of the Company's markets is expected to become increasingly competitive. In the United States, where the Company currently has one competitor in each cellular market, the Company in the near future will face up to seven additional competitors following the completion of auctions by the Federal Communications Commission ("FCC") of broadband personal communications services ("PCS") licenses and the entry of specialized mobile radio ("SMR") system operators, which are in the process of constructing digital mobile communications systems on existing SMR frequencies. Depending on voice quality and system reliability, such systems may be competitive with the Company's cellular service. One SMR operator is currently offering digital SMR service in the Los Angeles and San Francisco markets and has announced plans to construct a nationwide system with its partners that would offer service in several of the Company's other cellular markets.

There is also significant competition in the Company's international markets. For example, the Company's systems in Germany and Japan face competition from two and five other cellular operators, respectively, and the government-operated cellular systems in those and other countries have recently become increasingly competitive with privately-operated systems. In addition, the pursuit of new international wireless telecommunications opportunities is expected to remain highly competitive. While the Company believes that its technical and operating expertise have been critical in its success in attracting desirable joint venture partners and winning international wireless licenses, there can be no assurance that this such success will continue. In particular, in light of the trend toward the "auctioning" of new wireless licenses in international markets, as opposed to merit-based selection criteria, there can be no assurance that the Company will be willing or able to compete as successfully as it has in the past.

REGULATION

The licensing, construction, operation, sale and acquisition of wireless systems, as well as the number of competitors permitted in each market, are regulated in the United States by the FCC and by its counterparts in other countries. In addition, certain aspects of the Company's domestic wireless operations, including the setting of rates, may be subject to public utility regulation in the state in which service is provided. In August 1994, the California Public Utilities Commission ("CPUC") issued an interim decision pursuant to which existing cellular carriers such as the Company would be subject to substantially greater regulation than new entrants such as PCS and SMR operators. See "Regulation-State and Local." Although under current federal legislation the CPUC's regulatory power may be preempted by the FCC, the CPUC is seeking to retain such power. In the event the CPUC's authority is not preempted, the Company's operations in California may be subject to a greater regulatory burden than certain of its future competitors. The CPUC is also investigating whether California cellular carriers have complied with rules regarding the filing of applications and permits to locate and construct cell sites. No assurance can be given that the outcome of such investigation, or regulatory changes that may be enacted by federal, state or foreign governmental authorities, will not have an adverse effect on the Company's business.

In January 1995, the United States Department of Justice ("DOJ") advised the Company of its view that the Company is subject to the Modification of Final Judgment entered in 1982 in United States v. American Telegraph and Telephone Co. (the "MFJ"). The Company believes, based on the terms of the MFJ and its underlying policies, that it is not subject to the MFJ, and is seeking a ruling to that effect from the federal court that administers the MJF. In the event the court rules against the Company, the Company believes that it could obtain a stay of the MFJ pending appeal. No assurance can be given in this regard, however, or that the Company's position will be validated by the courts. In the event the Company is re-subjected to the MFJ, unless a waiver on terms and conditions acceptable to the Company is negotiated with the DOJ and approved by the court, the Company may be required to cease certain activities in the long-distance and satellite services businesses, as well as its MFJ-prohibited design and development work in wireless technology. See "Regulation-MFJ."

The Company's cellular license for the Los Angeles market expired in 1993 and was renewed without difficulty. The Company's licenses for the Sacramento and San Diego markets expired in 1994 and the Company's renewal applications are pending. All of the Company's remaining significant domestic cellular licenses will expire before the end of 1996. While the Company believes that each of the expiring licenses will be renewed, based upon its prior experience with expired licenses and upon FCC rules establishing a presumption in favor of licensees that have complied with their regulatory obligations during the initial license period, there can be no assurance that any license will be renewed. See "Regulation-Federal."

FUTURE FUNDING REQUIREMENTS

The Company expects that its existing domestic cellular operations will require significant amounts of capital in 1995, as will the Company's contribution to the costs of the acquisition of PCS licenses and system build-out. In addition, the construction of cellular systems in international markets where the Company's consortia have recently been awarded licenses will require substantial capital contributions by the Company. In October 1995, the Company has certain obligations to purchase additional equity in CCI. See "Domestic Cellular-Joint Ventures-New Par." While the Company will apply its operating cash flow and the remaining proceeds from its December 1993 initial public offering to the foregoing, these obligations, as well as any additional obligations arising from the Company's pursuit of acquisitions and other new opportunities, will require the Company to seek additional sources of financing in 1995. The Company believes that it will be able to access these sources on terms and in amounts that will be adequate to accomplish its objectives, although there can be no assurance that that will be the case. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." The Company has been assigned a BBB+ implied senior debt rating by Standard & Poor's based in part upon that agency's analysis of the expected future financial performance of the Company.

DILUTION OF OPERATING RESULTS

In 1994, the Company's consortia were awarded digital cellular licenses in Italy, South Korea and Spain, and the Company is continuing to pursue new opportunities in international markets. In March 1995, the Company's PCS partnership with Bell Atlantic Corporation, NYNEX Corporation and U S WEST Inc. ("PCS PrimeCo") acquired eleven 30 MHz licenses in the FCC's broadband PCS auctions for an investment of approximately $1.1 billion, of which the Company's share is 25%. As a result of costs associated with the foregoing license acquisitions and system build-out, the Company will incur start-up expenses which will, at least in the near term, have a dilutive effect on the Company's earnings.

ANTITRUST PROCEEDINGS

The Company believes that its cellular pricing and marketing practices were and are in compliance with the antitrust laws. The Company, however, is a defendant in a number of class action complaints with respect to its Los Angeles, San Francisco or San Diego operations, which allege that the Company conspired to fix retail and wholesale cellular prices. In addition, the California State Attorney General has been investigating the pricing of cellular telephone service in the Los Angeles market in the mid-to late 1980s. The Company does not believe that the investigation will have a material adverse effect on its financial condition. The Company also does not believe that the class actions, if adversely decided, would have a material adverse effect on its financial condition. No assurance can be given as to the foregoing, however, or that any disposition of these proceedings, if adverse to the Company, might not materially adversely affect the Company's results of operations in the year of such disposition. See Item 3, "Legal Proceedings."

CCI TRANSACTION

Concurrent with the formation in 1991 of an equally owned joint venture with CCI ("New Par"), the Company purchased 5% of the equity in CCI, agreed to purchase additional equity in CCI and obtained the right to acquire all of CCI's remaining equity in stages over the next several years. The Company currently owns approximately 13% of the equity in CCI and has the right to purchase additional equity in CCI in the open market, through privately negotiated transactions or otherwise. Until October 1995, the Company's ownership of CCI's equity may not exceed 27.5% on a fully diluted basis. Pursuant to an agreement between the Company and CCI, the Company is obligated in October 1995 to purchase up to approximately $720 million of stock and stock options in CCI, depending on the number of shares tendered to CCI in a related redemption. The per-share purchase price underlying such obligation is $60. The stock and options that the Company is obligated to purchase represented approximately 25% of CCI's equity on a fully diluted basis at December 31, 1994. The Company also has the right (but not the obligation) during an 18-month period commencing in August 1996 to purchase the remainder of CCI (but excluding any assets and related liabilities other than CCI's interest in New Par unless otherwise agreed by the partners) at a price that reflects appraised private market value of CCI (excluding such assets and related liabilities) at that time. In the event that the Company does not exercise such right, New Par effectively terminates and CCI may be obligated to sell its assets, including those relating to the joint venture, to a third party. If New Par assets (and related liabilities) are sold within a specified period (not to exceed two years) at less than the appraised price, the Company will be obligated to effect certain "make-whole" payments to CCI's stockholders based upon the amount of the shortfall. The Company's exercise of its rights to purchase additional equity in CCI will depend upon the Company's evaluation of the market for CCI's stock, CCI's business prospects and financial condition, other investment opportunities available to the Company, prospects for the Company's business, general economic conditions and other factors. No assurance can be given that the Company's investment in CCI will be favorable to the Company or that any sale of the joint venture assets, if required, will be consummated at a price that will eliminate the Company's make-whole obligation. See "Domestic Cellular-Joint Ventures-New Par."

IMPLICATIONS OF LICENSEE OWNERSHIP STRUCTURE

The Company holds most of its domestic cellular properties through partnership interests, a number of which are controlling interests. Upon the contribution of the Company's domestic cellular properties to its joint venture with U S WEST, control over such properties will, to a certain extent, be shared with U S WEST. See "Domestic Cellular-Joint Ventures-U S WEST." In addition, the Company's interests in international wireless licenses are held almost exclusively through foreign corporations in which the Company is a significant, but not controlling, shareholder. Under the governing documents for certain of these partnerships and corporations, the approval of business plans and decisions as to the timing and amount of cash distributions may require a greater percentage vote than that held by the Company. Although the Company has not been materially impeded by the nature of its wireless ownership interests from pursuing its corporate objectives, no assurance can be given that it will not experience difficulty in this regard in the future. The Company may enter into similar arrangements as it participates in consortia to pursue additional wireless opportunities.

FLUCTUATIONS IN THE VALUE OF WIRELESS LICENSES

A substantial portion of the Company's assets consists of interests in entities holding cellular licenses, the value of which will depend significantly upon the success of the operations of such entities and the growth and future direction of the cellular industry generally. Values of licenses also have been affected by fluctuations in the level of supply and demand for such licenses. In addition, the infrequency with which licenses are traded or sold may increase the difficulty of establishing values for the Company's license interests. Any transfer of control of an entity holding a domestic license is subject to prior FCC (and possibly state regulatory) approval. Analogous governmental approvals are required for transfers of interests in foreign licenses. Where licenses are held by partnerships or foreign corporations, transfers of interests also are often subject to contractual restrictions.

The Company believes that international cellular opportunities in the future will arise primarily through awards by developing countries, where operating risks may be greater and potential returns lower. In addition, investment returns from acquisitions of interests in existing entities holding wireless licenses or from licenses acquired through auctions may be lower than those resulting from the Company's early license awards because of the substantial purchase prices required to acquire such interests.

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

RADIOFREQUENCY EMISSIONS CONCERNS

Media reports have suggested that certain radio frequency ("RF") emissions from portable cellular telephones might be linked to cancer. The Company has collected and reviewed relevant scientific information and, based on such information, is not aware of any credible evidence linking the usage of portable cellular telephones with cancer. The FCC currently has a rulemaking proceeding pending to update the guidelines and methods it uses for evaluating RF emissions in radio equipment, including cellular telephones. While the proposal would impose more restrictive standards on RF emissions from low power devices such as portable cellular telephones, it is anticipated that all cellular telephones currently marketed and in use will comply with those standards. Additional concerns have been expressed about the safety of emissions from cellular facilities which transmit calls to subscriber's telephone handsets. The Company's facilities are licensed by the FCC and comply with the exposure levels set by the FCC. The CPUC has also opened an investigation into the safety of cellular facilities licensed in California. The Company submitted extensive scientific data to the CPUC to support its conclusion that cellular emissions will cause no adverse health effects. A CPUC staff report issued in December 1993 concluded that the CPUC is unlikely to adopt stricter requirements than the FCC absent convincing evidence of risk.

DOMESTIC CELLULAR

The Company is one of the largest providers of cellular services in the United States, with interests in some of the most attractive cellular markets based upon total population and demographic characteristics. The Company's United States cellular interests represented over 35 million POPs and more than 1.5 million proportionate subscribers at December 31, 1994. The Company has or shares operational control over cellular systems in Los Angeles, San Francisco, San Diego, Atlanta, Detroit, Cleveland, San Jose, Sacramento, Cincinnati and Kansas City. These cities represent ten of the 30 largest cellular markets in the United States. The Company also has or shares operational control over cellular systems in 34 additional markets, including Columbus, Dayton and Toledo, Ohio, and owns minority interests in cellular systems serving ten other markets, including Dallas/Fort Worth, Tucson and Las Vegas.

Prior to the broadband PCS auctions, the FCC licensed only two cellular systems in each market. One license was initially reserved for applicants affiliated with a company engaged in the wireline telephone business (the "wireline licensee") and the other was initially reserved for a non-wireline licensee. Through FCC license applications and grants, the Company acquired controlling interests in wireline licensees in San Diego, the greater Los Angeles area, including Oxnard and Ventura, and the greater Sacramento area, including Stockton and Reno. Following the FCC's initial license awards, the Company acquired additional cellular interests throughout the United States. In evaluating acquisition opportunities, the Company considers the attractiveness of the market for cellular services, the Company's ability to control or significantly influence the operations of the system and the opportunity to create regional networks through integration with the Company's existing systems or by acquiring licenses in adjacent markets.

The following table sets forth as of December 31, 1994 (i) by region the markets in which the Company owns an interest in a cellular system, (ii) whether each such system is the wireline or non-wireline licensee, (iii) the total population of the market served by such system, (iv) the Company's percentage ownership in the operator of the system, and (v) the Company's POPs based on its percentage ownership.


                                     Wireline/      Total
                                     Non-           Population(1)        Ownership     POPs
Market                               Wireline       (in thousands)       Percentage    (in thousands)
Southern California Region
        Los Angeles (4)(6)               WL               14,719               84.00%         12,364
        San Diego (4)(6)                 WL                2,661              100.00%          2,661
        Oxnard/Ventura (4)(6)            WL                  697               50.00%            349
        Las Vegas, NV (3)                WL                  936               27.79%            260
        Santa Barbara (5)                WL                  378               10.00%             38
        San Luis Obispo (5)              WL                  216               10.00%             22
        Subtotal                                          19,609                              15,694

San Francisco Bay Area Region
        San Francisco/Oakland (3)(6)     NWL               3,832               47.00%          1,801
        San Jose (3)(6)                  NWL               1,542               47.00%            725
        Vallejo (3)(6)                   NWL                 489               50.00%            245
        Santa Rosa (3)(6)                NWL                 411               40.18%            165
        Salinas/Monterey (3)(6)          NWL                 372               42.96%            160
        Subtotal                                           6,646                               3,096

Sacramento Valley Region
        Sacramento (4)(6)                WL                1,480               49.88%            738
        Stockton (4)(6)                  WL                  517               49.88%            258
        Modesto (4)(6)                   WL                  415               49.88%            207
        Reno, NV (4)(6)                  WL                  280               49.88%            140
        Chico (4)(6)                     WL                  198               49.88%             99
        Redding (4)(6)                   WL                  167               48.43%             81
        Yuba City (4)(6)                 WL                  136               49.88%             68
        Storey, NV (4)(6)                WL                  105               49.88%             52
        Tehema (4)(6)                    WL                   98               49.88%             49
        Sierra (4)(6)                    WL                   91               49.88%             45
        Lander, NV (3)                   WL                   48               50.00%             24
        Modoc (4)(6)                     WL                   60               25.00%             15
        Mineral, NV (4)(6)               WL                   27               50.00%             14
        White Pine, NV (4)(6)            WL                   13              100.00%             13
        Del Norte (5)                    WL                  212                5.60%             12
        Fresno (5)                       WL                  735                1.10%              8
        Bakersfield (5)                  WL                  618                1.10%              7
        Visalia/Tulare (5)               WL                  348                1.10%              4
        Subtotal                                           5,548                               1,834

Michigan/Ohio Region (2)
        Detroit, MI (3)(6)               NWL               4,607               56.69%          2,612
        Cleveland, OH (3)(6)             NWL               1,857               56.69%          1,053
        Cincinnati, OH (3)(6)            NWL               1,514               56.69%            858
        Columbus, OH (3)(6)              NWL               1,291               56.69%            732
        Dayton, OH (3)(6)                NWL                 860               56.69%            488
        Toledo, OH/MI (3)(6)             NWL                 793               56.69%            450
        Grand Rapids, MI (3)(6)          NWL                 728               56.69%            413
        Akron, OH (3)(6)                 NWL                 680               56.69%            386
        Flint, MI (3)(6)                 NWL                 505               56.69%            286
        Lansing, MI (3)(6)               NWL                 503               56.69%            285
        Saginaw/Bay City, MI (3)(6)      NWL                 403               56.69%            228
        Canton, OH (3)(6)                NWL                 404               56.69%            229
        Hamilton/Middletown, OH (3)(6)   NWL                 317               55.72%            177
        Lorain/Elyria, OH (3)(6)         NWL                 279               56.69%            158
        Lima, OH (3)(6)                  NWL                 222               56.69%            126
        Mercer, OH (3)(6)                NWL                 222               56.69%            126
        Muskegon, MI (3)(6)              NWL                 187               62.56%            117
        Springfield, OH (3)(6)           NWL                 186               49.96%             93
        Clinton, OH (3)(6)               NWL                 170               56.69%             96
        Mansfield, OH (3)(6)             NWL                 127               56.69%             72
        Ashtabula, OH (3)(6)             NWL                 102               56.69%             58
        Subtotal                                          15,957                               9,043


Georgia Region
        Atlanta (4)(6)                   NWL               3,002              100.00%           3,002
        Chattooga (4)(6)                 NWL                 207              100.00%             207
        Athens (4)(6)                    NWL                 166               86.84%             144
        Jasper (4)(6)                    NWL                 123              100.00%             123
        Subtotal                                           3,498                                3,476

Kansas/Missouri Region
        Kansas City, KS/MO (3)(6)        NWL               1,503               50.00%             752
        Wichita, KS (4)(6)               NWL                 482              100.00%             482
        Topeka, KS (4)(6)                NWL                 199               78.00%             155
        St. Joseph, MO (3)(6)            NWL                  99               43.50%              43
        Lawrence, KS (3)(6)              NWL                  88               50.00%              44
        Subtotal                                           2,371                                1,476

Other
        Dallas/Fort Worth, TX (3)        NWL               4,288               17.00%             729
        Tucson, AZ (3)                   NWL                 722                5.88%              42
        Subtotal                                           5,010                                  771
TOTAL                                                     58,639                               35,390

- ---------------
(1)     1994 Donnelly Marketing Information Service population estimates.

(2) The Company's ownership percentage and POPs for the Michigan/Ohio region reflect both the Company's 50% ownership interest in New Par and the Company's ownership of 13.03% of the equity in CCI at December 31,1994.

(3)     Accounted for under the equity method.

(4)     Accounted for under the consolidation method.

(5)     Accounted for under the cost method.

(6) Operating results are included in the proportionate cellular operating results presented in Item 6, "Selected Financial Data," and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Proportionate Results of Operations."

MARKETING

The Company aggressively markets its cellular services under the AirTouch Cellular name through its own sales force and arrangements with independent agents, as well as newspaper and radio advertising and toll-free telephone numbers. In certain markets, the Company's cellular service is sold through resellers who, pursuant to FCC requirements, are allowed to purchase blocks of cellular telephone numbers and access to cellular services at wholesale rates for resale to the public. Agents are independent contractors who solicit customers for the Company's cellular service, and typically include automobile dealers, specialized electronics stores and department stores. The Company generally pays its agents a commission for each subscriber who uses the Company's service for a specified period and makes residual payments to the agent based on the subscriber's ongoing service charges. Recently, the Company has been taking steps to align sales costs with revenues by emphasizing residual payments to agents over upfront commissions and utilizing Company-controlled distribution channels such as direct sales and telemarketing. In the second half of 1994, the Company began targeting the consumer market with special promotions and pricing plans and by expanding into consumer electronics stores and other mass-market distribution channels.

The Company's wireline systems are part of an alliance that markets cellular service in the United States and Canada under the MobiLink brand name. The Company's non-wireline systems in the San Francisco Bay Area, Michigan/Ohio and Kansas market cellular service under the Cellular One brand name. In addition, the Company's Georgia regional network is part of SouthReach, a service offered with three other cellular operators in the southeastern United States.

TOMCOM, L.P. ("TOMCOM"), a joint venture between the Company, U S WEST, Bell Atlantic and NYNEX, will among other things develop a national brand and marketing strategy for the partners' existing cellular operations and the PCS systems to be operated by PCS PrimeCo. See "Joint Ventures-Bell Atlantic/NYNEX."

SERVICES

In addition to providing high quality wireless telephone service, in most markets the Company makes available to subscribers custom calling services such as voice mail, call forwarding, call waiting, three way calling, no-answer and busy transfer. In 1994, the Company introduced Display Messaging, a new service that allows a cellular phone to receive and store voice-mail messages, short alphanumeric messages and pages even if the handset is in use or switched off. In addition, the Company introduced AirTouch 411 Connect, an enhanced directory assistance service that enables callers to be connected to the party whose number was requested without hanging up and redialing.

The Company charges its subscribers for service activation, monthly access, per-minute airtime and custom calling features, and generally offers a variety of pricing options, most of which combine a fixed monthly access fee and per-minute charges. The Company pays the local telephone service company directly for interconnection of cellular telephone calls with the wireline telephone network. Subscribers are billed directly by their selected long distance carrier or by the Company, which provides the billing service for a fee to the long distance carrier. In late 1994, the Company began offering its own long-distance service in its Los Angeles, Sacramento, San Diego and Atlanta markets.

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

NEW SERVICES

Personal Communications Services. Pursuant to the FCC's decision to allocate radio frequency spectrum for broadband PCS licenses, six new licenses will be granted: two 30 MHz licenses (Blocks A and B) in each of the 51 Major Trading Areas ("MTAs"), and one 30 MHz license (Block C) and three 10 MHz licenses (Blocks D, E and F) in each of 493 Basic Trading Areas ("BTAs"). The two current cellular carriers in each market currently have 25 MHz of spectrum each. The Block C 30 MHz license and Block F 10 MHz license are reserved for "designated entities," including women, minorities and small businesses. The rules adopted by the FCC permit a licensee to acquire up to 40 MHz in a single service area. Cellular licensees (defined as entities owning more than 20% of a cellular system) are not restricted from participating in PCS in areas outside of their cellular service areas, although they are only permitted to obtain a 10 MHz block in their cellular service areas.

In the March 1995 Block A and B license auctions, PCS PrimeCo, the Company's partnership with Bell Atlantic Corporation, NYNEX Corporation and U S WEST Inc., was the high bidder for eleven 30 MHz licenses covering the Chicago, Dallas, Tampa, Houston, Miami, New Orleans, Milwaukee, Richmond, San Antonio, Jacksonville and Honolulu markets, with bids totaling approximately $1.1 billion, of which the Company's share is 25%. These licenses complement the partners' existing cellular franchises and will enable them to provide wireless services on a nationwide basis. The remainder of the auctions will take place later in 1995 and are expected to conclude by early 1996. In November, 1994, the Company acquired one nationwide and three regional narrowband PCS licenses in 1994 for use in connection with advanced paging services. See "Domestic Paging."

Although broadband PCS is expected to be similar to current cellular technology in providing "anytime, anywhere" voice and data services to mobile users, PCS may offer additional features not available from analog cellular carriers today. The Company intends to use the broadband PCS licenses it acquires in the auctions, its partnerships with U S WEST, Bell Atlantic and NYNEX and other relationships to create a seamless national wireless network and to offer services to customers throughout the United States.

Globalstar. The Company holds an 8.3% interest in Globalstar, L.P. ("Globalstar"), a joint venture led by Loral Corporation and Qualcomm Incorporated ("Qualcomm") that will construct and operate a satellite-based network utilizing code division multiple access ("CDMA") technology to offer voice, data, fax, paging and position location services throughout the world. The initial launch is expected to take place in 1997, with service expected to begin in 1998. The Company has exclusive service provider status in the United States, Austria, Belgium, the Caribbean, Indonesia, Japan, The Netherlands, Portugal and Switzerland, and has the right to obtain exclusive service provider status in other areas. Pursuant to a preliminary agreement, the Company will have co-exclusive provider status in Canada and Mexico. The Company made initial investments in Globalstar of $25 million in 1994 and expects to contribute an additional $12.5 million over the next year. The Company may be required to cease its involvement in Globalstar if the MFJ is determined to apply to the Company. See "Regulation-MFJ."

Wireless Data. The Company's wireless data group focuses on data-transmission uses for the Company's cellular network. The Company and three other cellular carriers were the primary developers of the United States' first nationwide cellular data service for United Parcel Service ("UPS"). This service allows UPS drivers to send package tracking information over cellular networks throughout the country to UPS' private network and ultimately to UPS' mainframe computers. The Company has also entered into other arrangements to develop wireless data communications software and customer applications.

The Company and several other cellular operators have formed a consortium to test wireless packet data transport technology, which is designed to allow short bursts of data to be transmitted more quickly and efficiently than current circuit-switching technology. It is expected that the development of this technology will make it possible for cellular carriers to offer a broad range of cost-effective wireless data services. In October 1994, the Company introduced AirTouch ModemConnect service, which features improved reliability and transmission speed for mobile data customers, in its Atlanta, Los Angeles, Sacramento and San Diego markets.

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

Currently, in most markets the radio transmission between the cellular telephone and the cell site is an analog transmission, and both the cellular telephone and the transmitting equipment are designed to send and receive voice signals exclusively in this mode. The Company believes that digital technology will offer many advantages over analog technology, including substantially increased capacity, improved voice quality, greater call privacy, lower operating costs and the opportunity to provide improved data transmissions. Because existing analog cellular telephones will not be able to receive digital transmissions from the cell site, the Company expects that the transition by subscribers who prefer digital service will occur over a number of years. During such transition, cellular systems will maintain transmitting equipment to serve both formats and it is expected that manufacturers will make dual-mode cellular telephones capable of sending and receiving both analog and digital transmissions in order to meet subscriber needs for roaming in areas outside their home systems.

The Company was an early proponent of research into CDMA and worked with Qualcomm and others to develop this technology. In September 1994, the Company commenced testing its CDMA network in the Los Angeles market and expects to introduce CDMA service on a commercial basis in portions of its Los Angeles market in the summer of 1995. CMT Partners, the Company's joint venture with McCaw Cellular Communications, Inc., a subsidiary of AT&T, introduced digital cellular service based on time division multiple access ("TDMA") technology in the San Francisco Bay Area in October 1993.

COMPETITION

The cellular services industry in the United States is highly competitive. Cellular systems compete principally on the basis of network quality, customer service, price and coverage area. The Company's chief competition in each market is from the other cellular licensee. In certain markets, the Company also competes at the retail level with resellers. The Company believes that its technological expertise, emphasis on quality and customer service, large coverage areas, and development of new products and services make it a strong competitor.

The Company is likely to face greater competition in the future. PCS licensees in the Company's cellular markets are expected to provide significant competition for the Company's existing cellular networks. The FCC has permitted SMR system operators to construct digital mobile communications systems on existing SMR frequencies in many metropolitan areas throughout the United States. When constructed, these multi-site configuration systems will offer interconnected mobile telephone service and, depending on voice quality and system reliability, may compete with the Company's cellular services. One SMR operator is currently offering digital SMR service in the Los Angeles and San Francisco markets and has announced plans to construct a nationwide system with its partners that would offer service in several of the Company's other cellular markets.

AT&T's acquisition of McCaw may increase the competition that the Company faces in Los Angeles and Sacramento, where its cellular operations compete with McCaw. McCaw is expected to use the AT&T brand name in marketing its cellular services and to utilize AT&T's sales, customer service and distribution channels, as well as the research and development capabilities of AT&T Bell Laboratories. The Company and McCaw jointly operate cellular systems in San Francisco, San Jose, Dallas, Kansas City and certain other markets through CMT Partners. See "Joint Ventures-CMT Partners."

JOINT VENTURES

New Par. In August 1991, the Company and CCI formed New Par, to which CCI contributed its cellular systems, located primarily in Ohio, and the Company contributed its cellular systems in Michigan and Ohio. New Par is equally owned by CCI and the Company and is governed by a four-person committee, with two members appointed by each company.

The Company and CCI have entered into an agreement (the "Merger Agreement") under which CCI will, in October 1995, offer to redeem up to 10.04 million shares of its redeemable stock at $60 per share and the Company is obligated to purchase from CCI shares or stock options representing in the aggregate approximately 2.4 million shares at a price of $60 per share, less the exercise price in the case of stock options (the "MRO"). The Company is obligated to purchase from CCI at $60 per share a number of newly issued shares of stock equal to the number of shares purchased by CCI in the MRO. Pursuant to the Merger Agreement, the Company acquired approximately 5% of CCI and obtained the right to acquire all of CCI's remaining equity in stages over the next several years. The Company currently owns approximately 13% of CCI and has the right to purchase additional equity in CCI in the open market, through privately negotiated purchases or otherwise. Until October 1995, the Company's ownership of CCI's equity may not exceed 27.5% on a fully diluted basis.

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

U S WEST. In July 1994, the Company and U S WEST announced an agreement to combine their domestic cellular properties. In the initial phase, a partnership known as WMC Partners, L.P. ("WMC") was formed in which the Company and U S WEST will initially hold interests of approximately 70 percent and 30 percent, respectively. WMC is governed by an eight-member committee consisting of four representatives of the Company (including the president) and three of U S WEST, with an independent member to cast tie-breaking votes in deadlock situations. Voting in the partnership committee is in proportion to the partners' percentage interests, and supermajority votes are required in connection with certain financial matters, including the approval of business plans.

The closing of the initial phase (the "Closing") is conditioned on certain federal and state regulatory approvals and is expected to occur in the third quarter of 1995. After the Closing, WMC will provide services to the partners and their domestic cellular properties. During this phase, the cellular properties of the parties will continue to be owned by the individual partners. The parties also formed an equally owned partnership to pursue new PCS opportunities. In conjunction with the PCS PrimeCo, the PCS partnership will construct and operate PCS systems in areas where the partners currently do not have cellular operations. WMC will also provide services to the PCS partnership.

In the next phase, the partners will contribute their domestic cellular properties to WMC. This contribution is expected to occur upon the lifting of certain restrictions imposed by the MFJ (or earlier, at the Company's option), but will occur in any event no later than July 25, 1998. The PCS partnership also will be merged into WMC, either at the time the cellular properties are contributed or three years after it acquires its first PCS license, whichever is later.

U S WEST has the right, which is exercisable after full relief from the MFJ has been obtained but which expires on July 25, 2004, to exchange its interest in WMC for up to 19.9% of the Company's common stock outstanding at the time of the exchange. Any such exchange would be made at a ratio reflecting the appraised private market value of U S WEST's interest in WMC and the appraised public market value of the shares of the Company's common stock to be acquired by U S WEST in the exchange. In the event that the value of U S WEST's interest in WMC determined by such appraisals would result in the issuance of U S WEST of more than 19.9% of the Company's then outstanding common stock, U S WEST is entitled to receive the excess in the form of non-voting preferred stock. The Company has amended its shareholder rights agreement so that U S WEST will not be deemed to be an "Acquiring Person," as defined therein, by reason of its rights in connection with the exchange.

U S WEST also has the right, exercisable between July 25, 1999, and July 25, 2009, to exchange its interest in WMC for common stock of the company to be held by a trust for purposes of systematic sale to the public. Any such exchange would be made at a ratio reflecting the appraised private market value of U S WEST's interest in WMC and an averaged trading price of the Company's common stock during a period prior to U S WEST's exercise of the right.

The Company has the right to cause the exchange to occur either (a) after the later of full MFJ relief and July 25, 2004, if there is a deadlock with U S WEST regarding the management of WMC or (b) at any time after full MFJ relief has been obtained, if at such time U S WEST holds less than 5% interest in WMC.

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

Bell Atlantic/NYNEX. In October 1994, the Company and U S WEST announced the formation of a consortium between their wireless joint venture ("ATI/USW") and the wireless joint venture announced in June of this year between Bell Atlantic and NYNEX ("BA/NYN"). This consortium consists of two partnerships, each equally owned by ATI/USW and BA/NYN. In March 1995, the first partnership, PCS PrimeCo, acquired eleven 30 MHz PCS licenses covering major metropolitan areas, which complement the existing domestic cellular franchises of the Company, U S WEST, BA and NYNEX. See "NEW SERVICES--Personal Communications Services." PCS PrimeCo will construct and operate PCS systems in those areas and any other areas for which PCS PrimeCo wins licenses. This entity will be governed by a board composed of three members from each of ATI/USW and BA/NYN.

The second partnership, TOMCOM, will provide services to the existing cellular businesses of the four parties and to the PCS properties acquired by the consortium. It will also develop technical and service standards for wireless properties, adopt a national brand and marketing strategy, develop information technology and create a national distribution strategy. The entity will be governed by a board composed of three members from each of ATI/USW and BA/NYN, as well as one independent member.

Unlike the Company's joint venture with U S WEST, the agreements with BA/NYN do not provide for a merger of cellular properties. Accordingly, each of ATI/USW and BA/NYN will continue to hold such properties separately. In addition, either such joint venture after seven years may cause PCS PrimeCo to be dissolved and any PCS properties owned by it to be allocated as equally as possible between them. Bell Atlantic and NYNEX each are subject to certain standstill restrictions with respect to the Company through October 20, 2001, unless such restrictions are earlier terminated or suspended.

INTERNATIONAL CELLULAR

The Company has been highly successful in obtaining significant interests in cellular licenses in some of the world's most attractive markets. The structure of the Company's international cellular interests typically reflect government preferences or requirements that local owners hold at least a majority interest in their telecommunications licenses. However, the Company has board representation and substantial operating influence in each of its cellular systems outside of the United States. The Company has the second largest ownership position in Mannesmann Mobilfunk GmbH ("MMO") and three of the five Japanese cellular companies in which it has an interest, and currently has the third largest ownership position in Telecel. In Belgium, the Company is the sole private partner in a joint venture with the state-owned telecommunications company. The Company has appointed the director of engineering for the cellular systems in Germany, Japan, Portugal and Belgium, as well as for the networks under construction in South Korea, Italy and Spain. Each of these directors is responsible for network buildout and technical operations.

GERMANY

The Company currently holds a 32.8% interest and is the second largest shareholder of MMO, the joint venture that holds the second of three national digital cellular licenses in Germany. The Company's interest in MMO includes a 2.25% interest which, under the terms of MMO's cellular license, the Company is under an obligation to sell to small or medium-sized German businesses. MMO's network, known as "D2 Privat," was one of the world's first commercial cellular systems to utilize the Global System for Mobile Communications ("GSM") technology standard. MMO began commercial operations in June 1992 and had approximately 842,000 subscribers at December 31, 1994. The system presently covers approximately 94% of the population, including all of the major cities and highways.

The Company believes that Germany's dense population, high per capita income and attractive workforce profile make it a promising market for cellular services. In addition, the cellular penetration rate in Germany is significantly lower than in the United States. However, there can be no assurance that cellular penetration in Germany will increase to a level comparable to that in the United States.

The other shareholders of MMO and their ownership interests are Mannesmann AG ("Mannesmann"), a German industrial engineering company and steel manufacturer (62.17%) and Cable and Wireless plc, the British telecommunications company (5.03%). The Company's share of MMO's contributed capital is approximately DM 531 million (US $351 million). MMO expects to fund its future capital needs through operating cash flows and bank loans. MMO has a DM 1.1 billion credit facility, of which DM 720 million (US $465 million) had been drawn down at December 31, 1994.

Operations. The Company played the lead role in the design and construction of the D2 network. In addition to appointing the director of engineering, the Company provided a large technical staff during the design and construction phase of operations. The Company also has contributed to the development and installation of MMO's customer service and billing system and has assisted with MMO's business planning and marketing, sales and distribution arrangements. The Company continues to influence MMO's operations through its right to appoint two of the six members of the owners' panel, including the deputy chairman, and two of the 12 members of the supervisory board.

The Company believes that D2's continued success in attracting customers reflects the significantly improved quality of the digital system, falling equipment prices and D2's customer-oriented service. For example, all D2 subscribers have 24-hour toll-free telephone access to customer service. Demand is expected to increase as hand-held cellular telephones, as well as roaming on the GSM standard within Europe, become more available.

MMO utilizes three channels of distribution. Resellers have provided the largest portion of D2's subscribers to date. While they receive a discount from the retail rate based on customer longevity, the Company believes that such resellers nonetheless are an efficient means of distribution. D2 also makes use of an increasing number of third-party agents and dealers. Agent commissions generally are paid per new subscriber and are based primarily on the volume of subscribers generated by the dealer. The remainder of D2's customers are acquired through direct sales.

While D2's per-minute charges are relatively high by United States standards, they are comparable to those of the competing state-operated digital cellular system. Unlike in the United States, there is no additional charge for long distance service within Germany. In addition, because D2 is a national franchise, there is no roaming charge within Germany, although a charge is imposed for international roaming. In further contrast to United States systems, the calling party in Germany pays for calls made to cellular subscribers. Accordingly, cellular users in Germany are generally less reluctant than users in the United States to encourage incoming calls to their cellular telephones.

Company Rights and Obligations. Under MMO's joint venture agreement, the Company has significant participation in management. The Company's consent is required for such matters as increases in capital contributions, incurrence of certain recourse debt, material transactions with affiliates and any fundamental corporate transactions. In addition, the Company must consent to the adoption of annual budgets and business plans (which cover, among other matters, distributions to the partners, external financing and projected reserves). MMO's senior management group consists of five members, of which the Company has appointed the director of engineering and, jointly with Mannesmann, the director of marketing and sales. In addition, the Company and Mannesmann each appoint one member to a technical committee, which is charged with resolving matters presented by the director of engineering and must do so unanimously. The joint venture agreement provides that any transfer of MMO shares is subject to the other partners' rights of first refusal. Under the terms of the license, any transfer of an ownership interest in MMO must be approved by the German telecommunications ministry. Mannesmann and the Company have committed in principle to maintaining a substantial share of ownership in MMO until certain debt is retired pursuant to agreements with MMO's banks.

Competition. Currently, MMO's principal competitor is DeTeMobil, a subsidiary of the state-owned landline telephone company. DeTeMobil operates three mobile telephone networks: "B-Netz," an older system used primarily by government agencies; "C-Netz," an analog cellular system that is reportedly near capacity, with approximately 720,000 subscribers at December 31, 1994; and the "D1" network, which operates on the GSM standard. D1 commenced operations in July 1992 and had a reported 870,000 subscribers at December 31, 1994. Although DeTeMobil has high name recognition and a well-developed distribution channel integrated with the landline service, the Company believes that MMO's D2 compares favorably with the state-owned digital system based upon network quality and customer service.

The other competitor in the German market is E-Plus Mobilfunk GmbH, whose digital system, known as "E1," commenced operations in May 1994 primarily in Berlin and eastern Germany, where telephone density is much lower. The Company expects E1, which had an estimated 30,000 subscribers at December 31, 1994, to become a significant competitor over time.

The German government has stated that no additional licenses will be issued for cellular or cellular-like services through 1996.

PORTUGAL

The Company owns a 23% interest in Telecel, the cellular company that was awarded one of two national GSM licenses by the Portuguese government in October 1991. Telecel began commercial service in October 1992, covering all of Portugal's major cities and highways, and had approximately 88,000 subscribers at December 31, 1994. Telecel currently covers approximately 94% of the population and is required under the terms of its license to cover 99% by October 1996.

The Company's equity interest in Telecel will increase by up to an additional 12% if Portugal changes its law to allow non-European Union ("EU") entities to own a greater than 25% interest in Portuguese telecommunications licenses. Under an agreement among the shareholders of Telecel, until January 1, 1997 the Company is required to fund Telecel's capital as if it held a 35% equity interest. To the extent that the Company's funding exceeds the amount it would be required to contribute as a 23% shareholder in Telecel, such funding is required to be in the form of five-year interest-free loans. If Portuguese law is amended to permit greater than 25% ownership by non-EU entities, the Company has the assignable obligation to convert its loans into an additional 12% equity interest (or such lesser percentage as is permitted under the new law). In the event that Portugal does not relax its ownership restrictions before October 1996, the Company has agreed to nominate a third party to purchase and convert the loans, subject to the approval of the shareholders of Telecel. Alternatively, the Company can increase its percentage ownership in Telecel through an EU-recognized holding company.

As of December 31, 1994, Telecel's contributed capital was approximately ESC
21.5 billion (US $135 million), of which the Company's contribution was approximately ESC 8.4 billion (US $52.6 million). The Company does not expect that it will be required to contribute additional capital to Telecel. Telecel's capital needs are expected to be met through operating cash flow and borrowings. At December 31, 1994, Telecel had approximately ESC 10.5 billion (US $66 million) in short-term commercial paper and other short-term borrowings outstanding.

Telecel's other shareholders include Espirito Santo Irmaos, SA (37.5%), an affiliate of Espirito Santo-Sociedade de Investimentos, SA, a Lisbon-based international finance and investment company; Amorim, Investimentos e Participacoes SGPS, SA (37.5%), a diversified Portuguese company; and Eurofon of Portugal, Inc. (2%), a subsidiary of LCC Incorporated, a United States software and engineering company.

Operations. Telecel has a distribution network of exclusive agents that account for a majority of customer activations. These agents, through their own outlets and those of subagents, represent several hundred points of sale in Portugal. Telecel also has a direct sales force which accounts for the balance of the activations. There are no resellers in Portugal.

Company Rights and Obligations. The Company played the lead role in the design and implementation of Telecel's network. Under the Telecel shareholders' agreement, the Company appoints the director of network engineering and operations, who occupies one of five positions on the management board, and three of the nine elected members of Telecel's shareholder board. As a greater than 20% shareholder, the Company's consent is necessary for certain fundamental corporate actions such as issuances of stock or debt convertible into stock, as well as for the incurrence of recourse debt, material transactions with affiliates and the approval of business plans and budgets. Telecel's shareholders may not transfer their shares without government approval for five years following the grant of the license. Any transfer, other than in connection with the conversion of the Company's loans to equity or a transfer to a parent or affiliate of the transferring partner, is subject to the other shareholders' rights of first refusal.

Competition. Cellular service has been available in Portugal since September 1989 when Telecel's sole competitor, Telecomunicaoes Moveis Nacionais ("TMN"), which is operated by Portugal Telecom, the state-owned wireline telephone company, initiated analog cellular service. TMN's analog system utilizes technology similar to that of the German C-Netz system and was estimated to have approximately 29,500 subscribers at December 31, 1994. TMN was awarded a GSM license, and commenced offering GSM service, at approximately the same time as Telecel. TMN's digital system had an estimated 70,500 subscribers at December 31, 1994. Management believes that Telecel compares favorably with TMN based upon coverage, network quality, service offerings, customer service and availability.

JAPAN

The Company is the second largest shareholder in three companies licensed to build and operate digital cellular systems in the Tokyo, Kansai (Western) and Tokai (Central) regions of Japan. The Company has a 15% interest in Tokyo Digital Phone Company ("TDP"), and 13% interests in each of Kansai Digital Phone Company ("KDP") and Tokai Digital Phone Company ("CDP"). The systems utilize the Japan Digital Cellular ("JDC") standard and together cover the Tokyo to Osaka corridor, Japan's most densely populated area. The systems became operational in 1994 and together served over 180,000 subscribers by year-end. The Company also holds a 4.5 percent interest in two additional Japanese cellular providers, which plan to offer JDC service in the Kyushu/Okinawa and Chugoku regions beginning in 1996. The five systems together will eventually cover contiguous areas with a population of approximately 95 million people, or about 75% of the Japanese population.

The Company's share of the contributed capital of TDP, KDP and CDP is approximately Y3.6 billion (US $32.2 million), and the Company does not expect to be required to make significant additional capital contributions to these companies. The principal shareholders of each of the three companies include

Japan Telecom (a long distance carrier in Japan) as lead partner, a regional railway company, Cable and Wireless plc and Toyota Motor Corporation.

The Company believes that favorable demographics and a relatively low penetration rate (less than 3%) make Japan an attractive cellular market. Subscriber growth in Japan is a result of the entry of new competitors, including TDP, KDP and CDP; a reduction in subscription fees, monthly fees and usage fees; the implementation of regulations by the Japanese Ministry of Posts and Telecommunications permitting, for the first time, the purchase of cellular handsets; and reductions in handset purchase prices and rental fees.

Operations. The Company has been integrally involved in the design of each of the systems through its appointment of the director of engineering for each company. The Company also has contributed in other areas, including the implementation of the networks and the preparation of business plans. The Company is working with senior management of each venture to ensure that the networks operate as a single system, with common marketing strategies, pricing policies and equipment offerings.

Company Rights and Obligations. The Company has appointed one member to the board of directors of each of the Japanese ventures. To date, such appointees have also functioned as directors of engineering for the ventures.

Competition. Cellular competition is substantial in Japan, with four digital and two analog cellular operators in each of the markets served by TDP, KDP and CDP. Up to three additional competitors are expected when Personal Handy Phone service is introduced in 1995.

SWEDEN

The Company holds a controlling interest of 51.1% in NordicTel Holdings AB ("NordicTel"), one of three providers of GSM cellular services in Sweden. NordicTel's cellular service, which is marketed under the name "Europolitan," began operations in late 1992 and served approximately 70,000 subscribers at December 31, 1994. The system covers 90% of the population and all of the major cities. Under the terms of the authority granted by the Swedish government, NordicTel will be required to cover all of the major highways and all cities with a population greater than 10,000 by the end of 1995.

In 1994, NordicTel sold 21.9% of its common stock in an initial public offering. The remaining principal shareholders of NordicTel are Vodafone Group Plc, with an 18.5% interest, and AB Volvo, with a 7.5% interest. In 1994, the Company made a capital contribution to NordicTel of approximately 282 million Swedish krona (US $32.7 million). At December 31, 1994, NordicTel had drawn approximately 783 million krona ($97.5 million) on its credit facilities.

Cellular penetration in Sweden, which has a population of 8.8 million and approximately 1.3 million cellular subscribers at December 31, 1994, is the highest in the world.

Competition. NordicTel competes with two other cellular operators in Sweden. Telia Mobitel AB, a wholly owned subsidiary of the state-owned telephone company, operates one GSM network, with 215,000 subscribers at December 31, 1994, and two analog networks with a combined 860,000 subscribers. Comvik GSM AB operates an analog network and a GSM network, which had a combined 147,000 subscribers at December 31, 1994.

Denmark Option. Prior to the Company's acquisition, NordicTel held a 20% interest in Dansk Mobiltelefon I/S ("DMT"), one of two GSM cellular licensees in Denmark, through a wholly owned subsidiary, NordicTel Dk ("Dk"). Certain of the DMT partners have taken the position that the indirect acquisition by the Company of a controlling interest in Dk would, under the terms of the DMT joint venture agreement, require their approval. NordicTel and the Company oppose that position, and the issue was submitted to arbitration in the summer of 1994. A binding decision is expected in late 1995.

In order not to trigger such a transfer, NordicTel sold Dk to the shareholders of NordicTel other than the Company (the "Dk Shareholders") immediately prior to the Company's acquisition of its interest in NordicTel. NordicTel also undertook to be responsible to the government of Denmark, jointly with the Dk Shareholders, for fulfillment of DMT's obligations under the terms of its license. The Dk Shareholders have in turn agreed to hold NordicTel harmless for any loss caused by such undertaking. NordicTel concurrently entered into an agreement with the Dk Shareholders under which it has the right to purchase a 100% interest in Dk in the event that the arbitration concludes, among other things, that the approval of the other DMT partners is not required. The Company concurrently entered into an agreement with the Dk Shareholders under which it has the right to purchase a 49% interest in Dk. The Company's right is exercisable only if NordicTel is unable to exercise its right to repurchase Dk in its entirety, and if the arbitration concludes that such a transfer is permissible. Under such agreements, the Dk Shareholders also have the right to sell either a 100% interest in Dk to NordicTel (exercisable only if NordicTel's right to purchase is exercisable) or a 49% interest in Dk to the Company (exercisable only if the Company's right to purchase is not exercisable).

BELGIUM

In July 1993, the Company was chosen by Belgium's state-owned telephone company, Belgacom, from among twenty applicants to provide technical, operating and marketing support for Belgacom's GSM system, which commenced operations on January 1, 1994. Operating under the name "Proximus," the system covers over 80% of Belgium and all of the major cities, including Brussels, Antwerp, Liege and Ghent. The system reported nearly 70,000 digital and 60,000 analog subscribers at year-end 1994.

In December 1994, the Company acquired a 25% interest in Belgacom Mobile, a subsidiary of Belgacom that was formed to hold Belgacom's analog and GSM cellular telephone operations.

Company Rights and Obligations. Under the Belgacom Mobile shareholders' agreement, the Company is entitled to appoint the chief operating officer and the chief technology officer. In addition, the Company appoints three of the 13 members of the Belgacom Mobile board of directors. As a greater than 20% shareholder, the Company's consent is necessary for certain fundamental corporate actions such as the issuance of stock, approval of or amendment to the business plan, the incurrence of significant debt not contemplated by the business plan, approval of certain contracts with the government and the disposition of a material amount of assets.

Competition. In November 1994, the Belgian government announced that a second GSM license would be awarded in 1995.

ITALY

In March 1994, the Italian government awarded the second national GSM license to Omnitel-Pronto Italia ("OPI"), a consortium in which the Company holds an indirect 10.2% interest. The other principal partners are Ing. C. Olivetti (35.7%), Bell Atlantic (11.6%), Cellular Communications International, Inc. (10.3%), Telia Mobitel AB (6.8%), Lehman Brothers (5.6%) and Mannesmann AG (4.5%). The Company is the lead technical partner and has appointed OPI's director of engineering. OPI expects to begin offering service in 1996, initially covering two-thirds of the population. The license requires that 40% geographic coverage be achieved by May 1996. The Company believes that favorable demographics and business travel patterns make Italy an attractive cellular market.

Competition. The state-owned cellular operator, Telecom Italia, operates three cellular networks in Italy: two analog cellular systems and one GSM system, which together served an estimated 2.2 million subscribers at December 31, 1994.

SOUTH KOREA

In May 1994, Shinsegi Telecommunications ("Shinsegi"), a consortium in which the Company holds an 11.3% interest and is the lead foreign partner, was awarded the second national cellular license in South

Korea. The principal Korean partners are Pohang Iron and Steel and the Kolon Group, a textile manufacturer, which hold interests of 15% and 14%, respectively. The Company is entitled to appoint Shinsegi's technical director and one of the eight members of the board of directors.

Shinsegi will construct and operate a nationwide cellular network utilizing CDMA technology. The Company will take the lead role in designing, constructing and operating the network. Service is expected to begin in 1996 in Seoul and expand to Pusan and Taegu, reaching 60% of the country's 44 million people.

Competition. Korea Mobile Telecommunication Corp. is currently the sole cellular operator, with approximately 900,000 subscribers at year-end 1994. The cellular penetration rate in Korea, currently 2%, is projected by the government to reach 10% by the year 2000.

SPAIN

In December 1994, the Airtel consortium, in which the Company holds the largest single interest, 15.78%, was awarded the second digital cellular license in Spain. The Company will have primary technical responsibility, including design, construction and operation of the network. Airtel expects to begin service in late 1995 in major cities such as Madrid, Barcelona and Seville, and to cover 65% of Spain's 39 million people by the end of 1995. The Company believes that Spain is an attractive market because of the low cellular penetration rate of approximately 1% and relatively poor landline quality.

Competition. Telefonica de Espana, the partially state-owned telephone company, operates two analog systems and was awarded a GSM license at the same time as Airtel. Telefonica's analog networks had approximately 410,000 subscribers at December 31, 1994.

RUSSIA

In December 1994, the Company purchased an $11 million convertible secured note from FGI Wireless, Ltd. ("FGI"), the United States company that holds a 45% interest in a Russian cellular company, Vimpel Communications ("VimpelCom"). The note is convertible into a minority equity position in FGI. VimpelCom began commercial operations in 1994 in Moscow and holds licenses entitling it to provide cellular services in a corridor from Moscow to south of St. Petersburg with a population of approximately 23 million.

NEW OPPORTUNITIES

The Company plans to continue pursuing new opportunities to acquire interests in wireless systems throughout the world. The Company believes that its proven technical, operating and marketing expertise make it a highly desired participant in consortia formed to pursue new international opportunities. The Company led the design and construction of MMO's and Telecel's nationwide digital cellular systems, and was integrally involved in the design of three of its digital cellular systems in Japan. In addition, the Company successfully supported the launch of digital cellular service in Belgium. The Company believes that the technical expertise it developed in the United States and Germany has been a significant factor in the success of the subsequent license applications by its consortia.

The Company measures each international investment against such criteria as demographic factors, the degree of economic, political and regulatory stability, the quality of local partners and the degree to which the Company would control or meaningfully participate in management. The Company's primary focus in pursuing licenses has been Western Europe and Asia because the Company believes that these regions currently provide the highest potential for value creation, although the Company also is considering opportunities in other parts of the world. The Company is currently competing or planning to compete for wireless licenses in Canada and Singapore.

Canada. Cellular service in Canada is provided by two operators, Rogers Cantel and Bell Mobility (a consortium led by Bell Canada), which together have approximately two million subscribers (representing a penetration rate of 7%). The government is expect to award PCS licenses in late 1995. In February 1995, the Company purchased an 8.5% interest in TeleZone, Inc., a Canadian consortium formed to pursue a 2 GHz PCS license, with the opportunity to acquire an equity interest of 22.5% if TeleZone is successful in acquiring the license.

Singapore. Singapore Telecom ("SingTel"), which operates two analog networks and one GSM network serving approximately 230,000 subscribers, currently is the sole cellular operator in Singapore. SingTel is constructing a 1.8 GHz network that is expected to begin service in late 1996. The Company has a 16% interest in the WyWy consortium, which includes Motorola (18%). WyWy submitted an application for a digital cellular license that is expected to be awarded in mid-1995, for service to begin in April 1997.

TECHNOLOGY

GSM. The Company's cellular systems in Europe conform to the GSM digital cellular standard. Developed by a standards body within the European Telecommunications Standards Institute with substantial input from the Company's engineers, the GSM standard is a wide-band TDMA standard substantially different from United States TDMA technology and has been adopted by more than 50 countries worldwide, including all those in the EU and others such as Australia, New Zealand, Singapore, Hong Kong and South Africa. MMO was the first GSM system to offer commercial service.

The GSM standard allows users to place and receive calls on any GSM cellular telephone while traveling in all countries utilizing the standard. A subscriber identification module ("SIM") card, which contains a microchip identifying the subscriber, is necessary in order to receive GSM cellular service. By inserting the SIM card into any GSM telephone, customers can make calls from the telephone and have the calls billed directly to them. The card also allows the subscriber's home GSM system to locate the subscriber on any GSM network throughout the world. In addition to these conveniences, the SIM card can reduce fraud significantly, because each subscriber has a unique personal identification number that must be used in conjunction with the card.

Japan Digital Cellular Standard. The technology utilized by TDP, KDP and CDP represents Japan's entry into second-generation cellular communications. The JDC standard uses narrowband Japanese TDMA technology and allows enhanced roaming potential and expanded supplementary services potential. To provide service to subscribers away from their home regions, TDP, KDP and CDP are implementing automatic roaming throughout their combined coverage areas. Subscribers of any of the companies will be able to initiate and receive calls anywhere within the combined coverage area. Two separate digital system frequencies will be utilized throughout Japan: the 800 MHz band and the 1500 MHz band.

DOMESTIC PAGING

The Company offers local, regional, statewide, and nationwide paging services under the AirTouch Paging brand name in over 120 markets in 17 states, including many of the largest metropolitan areas in the United States, such as Atlanta, Dallas/Fort Worth, Denver, Chicago, Cleveland, Cincinnati, Columbus, Detroit, Houston, Jacksonville, Kansas City, Las Vegas, Los Angeles, Louisville, Miami, Orlando, Phoenix, Portland, Sacramento, Salt Lake City, St. Louis, San Antonio, San Diego, the San Francisco Bay Area, Seattle and Tampa/St. Petersburg. At December 31, 1994, the Company had over 1.5 million paging units in service and, based upon industry surveys, was the third largest provider of paging services in the United States. The Company's growth strategy is to expand into new markets through start-ups or acquisitions, to increase its share in existing markets by providing superior customer service, to refine its mix of distribution channels, including further expansion of its retail sales and to provide new narrowband PCS services.

SERVICES

The Company currently offers numeric display, alphanumeric, tone-only and tone and voice paging services. More than 90% of the Company's subscribers use numeric display units, which alert the subscriber and then display a short message, usually a telephone number entered by the calling party in a touch tone keypad. The Company's paging revenues consist primarily of monthly charges for paging service and equipment rental.

The Company also offers nationwide coverage on its own private carrier paging frequency through an inter-carrier agreement with other paging providers and as a reseller of a nationwide common carrier paging service. In addition, the Company offers voice retrieval service, which allows callers to leave voice messages instead of telephone numbers. The Company offers Page Line News Service, which provides updated news, financial reports, weather and sports information, in Los Angeles, Miami, Detroit, Dallas, Phoenix and Seattle. In 1993, the Company introduced KidTrack, a value-priced service specifically designed for families with young children, in its Arizona markets. KidTrack is now available in San Diego and Las Vegas as well. In 1994, the Company launched the first commercial paging system in North America using FLEX technology, which increases transmission speeds, resulting in greater system capacity and lower costs.

In 1994, the Company acquired one nationwide 50/12.5 KHz narrowband PCS license and three regional 50/12.5 KHz licenses covering the Northeast, Central and Western regions of the United States. Narrowband PCS may include advanced two-way acknowledgment paging, data messaging, electronic mail, facsimile transmissions and voice paging.

MARKETING

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

COMPETITION

The Company's paging operations face intense competition from local or regional carriers as well as from carriers with a broad nationwide presence. Paging systems compete primarily on the basis of reliability, geographic coverage, customer service and price. The Company believes that its extensive experience in the paging business and emphasis on cost control and customer service make it an effective paging competitor. Competition is expected to intensify when narrowband PCS offerings become available in the Company's paging markets.

INTERNATIONAL PAGING

PORTUGAL

Through Telecel, the Company owns a 23% interest in Telechamada-Servico de Chamada de Pessoas, S.A. ("Telechamada"), Portugal's first nationwide private paging company. Telechamada offers numeric and alphanumeric paging services and began service in October 1992, on the same date that Telecel's nationwide cellular service became available. At December 31, 1994, Telechamada had approximately 15,000 subscribers. Telechamada estimates that it currently covers 91% of the population.

SPAIN

The Company holds a 17.5% indirect interest in Sistelcom-Telemensaje, S.A., which was awarded a nationwide paging license by the Spanish government in August 1992. By January 1993, the digital paging system was operational in 14 cities, including Madrid, Barcelona and Seville. Sistelcom-Telemensaje offers tone-only, numeric and alphanumeric paging services. At December 31, 1994, Sistelcom-Telemensaje had approximately 40,000 subscribers.

THAILAND

The Company provides nationwide paging service in Thailand through a 49% interest in PerCom Service Limited ("PerCom"), which has served all of Thailand's major population centers since February 1991, and through a wholly owned subsidiary that has provided service in Bangkok since 1987. These companies operate together under the name PacLink and jointly served approximately 111,000 subscribers at December 31, 1994. PerCom is obligated under its license to pay between 25% and 40% of its annual paging revenues to the Communications Authority of Thailand ("CAT") during the fifteen-year term of the license, with guaranteed payments of approximately $57 million over such period, of which approximately $6.8 million had been paid as of December 1994. Under the Bangkok paging license, the Company is obligated to pay 33% of its annual paging revenues to CAT, with guaranteed payments of at least $10.6 million required during the remaining term of the license.

FRANCE

In September 1994, Infomobile, in which the Company holds an 18.5% interest, began offering commercial service in Paris. Infomobile is constructing a nationwide digital paging network utilizing the European radio messaging standard, ERMES. The network will be expanded to offer nationwide service by 1998. The Company's principal partners in Infomobile are Bouygues S.A., Societe Generale, Preussen Elektra Telekom GmbH and DeNeufliz-Schlumberger-Mallet Finance.

OTHER SERVICES

TELETRAC

The Company, through its subsidiary Location Technologies, Inc. ("LTI"), has a 51% interest in AirTouch Teletrac, a partnership that offers vehicle location and fleet tracking services ("Teletrac"). Teletrac currently has operations in Los Angeles, Detroit, Chicago, Dallas/Fort Worth, Houston and Miami, and has licenses to operate in more than 100 additional cities. These licenses may be subject to forfeiture if systems are not constructed in such markets by April 1996. See "Regulation-Federal." Teletrac had approximately 41,000 vehicle location units and fleet tracking units in service at December 31, 1994.

Teletrac reported net losses before taxes of $26.1 million, $41.6 million and $49.1 million in 1994, 1993 and 1992, respectively. The Company does not expect Teletrac's operations, in their current mode, to be profitable for the foreseeable future. In February 1994, the Company reduced Teletrac's staff by 30% to approximately 200 employees. The Company intends to continue cost containment measures to minimize Teletrac's operating losses and does not intend to expand Teletrac's operations significantly unless the Company expects that Teletrac's current or future services will achieve a higher level of commercial acceptance. The Company is evaluating its alternatives, from considering other commercial applications of Teletrac's technology and radio location spectrum to determining Teletrac's fit with the Company's long-term investment objectives.

North American Teletrac ("NAT") holds a 49% interest in Teletrac. Prior to
March 31, 1995, and if certain conditions have been fulfilled, LTI and NAT may each elect to cause a combination of NAT and LTI. In the combination, the shareholders of LTI and NAT would receive stock in the combined entity in amounts reflecting their indirect interests in Teletrac. The shareholders of NAT may also elect to have the combined entity register its shares in an initial public offering (the "LTI IPO"), which must generally occur prior to March 31, 1995. The Company and its affiliates have the right, but not the obligation, to provide capital to Teletrac or the combined entity using convertible notes prior to the earlier of March 31, 1995 or the LTI IPO. If the Company does not provide such funding, capital may be sought from other sources (subject to certain restrictions). Convertible securities may only be converted after the earlier of the LTI IPO or March 31, 1995. If converted within two years after that date, the conversion rate will generally be 50% of the price at which stock was sold in the LTI IPO
(or, if the LTI IPO did not occur, an appraised price). The Company may not convert during that two-year period to the extent the conversion would result in the Company's having an equity interest of more than 70%. After that time, the conversion rate will equal the LTI IPO price until another limitation, based on a 1:9 relative ownership ratio between the former NAT shareholders and the Company, is reached. Thereafter, the conversion rate will equal the fair market value of the shares. The March 31, 1995 deadlines referred to in the preceding sentences may be extended by the parties.

INTERNATIONAL LONG DISTANCE

The Company presently holds a 10% interest in International Digital Communications ("IDC"). IDC provides long-distance telephone service between Japan and over 90 international destinations, including the United States, to business and residential customers. IDC also offers private leased circuit services within Japan. In 1991, IDC began offering service over a 5,200 mile undersea fiber optic cable, the first such cable to connect Japan directly with the U.S. mainland.

CREDIT CARD VERIFICATION

In conjunction with Korea Information and Communications Company, a local service provider in South Korea, the Company sells point-of-sale terminals and provides support service for a nationwide credit card verification system.

AIR-TO-GROUND

The Company also provides air-to-ground telephone services, which allow subscribers to place calls over the public switched telephone network while in an airplane, in Elmira, New York, New York City, Atlanta, Denver, Houston, Phoenix, Seattle and Spokane.

INVESTMENT IN QUALCOMM

The Company owns 400,000 shares of common stock of Qualcomm, a publicly held developer of digital mobile communications technology. The Company also holds warrants to purchase approximately 780,000 additional shares of Qualcomm common stock at an exercise price of $5.50 per share.

EMPLOYEES

At December 31, 1994, the Company had approximately 4,576 employees, none of whom is represented by a labor organization. Management considers its relations with employees to be good.

REGULATION

The Company is subject to extensive federal and state regulation as a provider of cellular, paging and radiolocation services. In addition, the international cellular and paging operations in which the Company has interests are also subject to regulation, although in general the international regulatory schemes are less comprehensive than those in the United States.

MFJ

In general, the MFJ required AT&T to divest the Bell Operating Companies ("BOCs") and imposed restrictions on the business activities of the BOCs and their affiliates, successors and assigns. Among other things, the MFJ generally prohibits BOCs and their affiliates from providing voice and data services that cross local access transport areas ("LATAs"). The MFJ also precludes BOCs and their affiliates from engaging in the design, development or manufacturing of telecommunications equipment or "customer premises equipment" such as cellular telephones or the provision of telecommunications equipment such as switches. The stated purpose of the MFJ was to prevent BOCs and their affiliated enterprises from using a BOC's asserted local exchange monopoly to discriminate against companies in other markets in which BOCs or their affiliates compete.

In January 1995, the DOJ advised the Company of its view that the Company is subject to the MFJ. The Company believes, based on the terms of the MFJ and its underlying policies, that it is not subject to the MFJ. This conclusion is consistent with the conclusion apparently reached in other transactions in which BOC affiliates or their assets have been sold. Neither the United States District Court for the District of Columbia, which administers the MFJ (the "Court"), nor the DOJ has, to the Company's knowledge, taken the position that the purchasers of such affiliates or assets are bound by the MFJ.

Accordingly, in February 1995, the Company filed with the Court a motion for declaratory judgment that the Company is not subject to the MFJ. Pending the Court's decision on the motion, the DOJ has agreed not to enforce the MFJ against the Company and the Company has agreed not to undertake new business activities prohibited to BOCs under the MFJ without prior notice to the DOJ. In the event the Court rules against the Company, the Company believes that it could obtain a stay of the MFJ pending appeal. No assurance can be given in this regard, however, or that the Company's position will be validated by the Court or an appellate court. In the event the Company is re-subjected to the MFJ, unless a waiver on terms and conditions acceptable to the Company is negotiated with the DOJ and approved by the Court, the Company may be required to cease certain activities in the long-distance and satellite services businesses, as well as its MFJ-prohibited design and development work in wireless technology.

FEDERAL

The construction, operation and transfer of cellular systems in the United States are regulated by the FCC pursuant to the Communications Act of 1934, as amended ("Communications Act"). The FCC has promulgated guidelines for construction and operation of cellular systems and licensing and technical standards for the provision of cellular telephone service. For licensing purposes, the United States is divided into separate markets, called Metropolitan Statistical Areas ("MSAs") and Rural Service Areas ("RSAs"). At present, the frequencies allocated for cellular use in each market are divided into two equal blocks, one of which was initially reserved for entities affiliated with a wireline telephone company such as the Company, while the other was initially reserved for non-wireline entities. Under current FCC rules, any license may be transferred after FCC approval, but no entity may own any interest in both wireline and non-wireline systems in any one MSA or RSA. The FCC may prohibit or impose conditions on sales or transfers of licenses.

Initial operating licenses are generally granted for terms of 10 years, renewable upon application to the FCC. Licenses may be revoked at any time and license renewal applications may be denied for cause. The Company's cellular license for the Los Angeles market expired in 1993 and was renewed without difficulty. The Company's licenses for the Sacramento and San Diego markets expired in 1994 and the Company's renewal applications are pending. All of the Company's remaining significant domestic cellular licenses will expire before the end of 1996. The FCC has issued a decision confirming that current licensees will be granted a relicensing presumption (renewal expectancy) if they have complied with their obligations under the Communications Act during the initial period. The Company believes that the licenses held by entities controlled by the Company will be renewed upon application for relicensing.

Under FCC rules, each cellular licensee was given the exclusive right to construct one of two cellular systems within the licensee's MSA or RSA during the initial five-year period of its authorization. At the end of such five-year period, other persons are permitted to apply to serve areas within the licensed market that are not served by the licensee. Current FCC rules generally provide that competing "unserved area" applications are to be resolved through an auction, except for certain long-pending applications such as those filed by several entities with respect to certain portions of the Los Angeles market that were unserved by the Company at the end of 1988. The Company does not expect any material adverse impact on its operations or financial performance in the event that others ultimately acquire rights to such unserved areas.

The Company's radio common carrier activities in connection with its paging services also are subject to regulation by the FCC. The FCC allocates radio common carrier frequencies in specific geographic areas and grants licenses for use of an initial frequency only upon a satisfactory demonstration of an applicant's legal and technical qualifications. The FCC allocates frequencies to a number of competitors in each paging market, unlike the current limitation of two cellular licenses in each cellular market. The Company's paging licenses are subject to periodic renewal by the FCC and, as with all such licenses, can be revoked at any time for cause. However, renewal applications are generally granted by the FCC upon a showing of compliance with FCC regulations and the provision of adequate service to the public.

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

The FCC also regulates the operation and construction of vehicle location systems. In February 1995, the FCC released final regulations governing location and monitoring systems such as those operated by Teletrac. Under the regulations, Teletrac must indicate whether it intends to construct systems in markets for which it holds a license but where there are currently no operations. Such systems must be constructed by April 1996 or the licenses will be forfeited.

The Omnibus Budget Reconciliation Act of 1993 includes a provision preempting state regulation of rates or entry for any "commercial mobile service." The FCC has determined that the Company's cellular, paging and air-to-ground services are commercial mobile services, and that the Company's vehicle location services are private services. The FCC has also exercised its authority to forbear from rate and entry regulation, including tariffs, for cellular, paging and air-to-ground services. In August 1994, the CPUC filed a petition with the FCC seeking to retain regulatory authority over cellular service rates in California for 18 months from September 1, 1994. The Company has filed its opposition to the CPUC's petition, contending, among other things, that the CPUC has failed to show that "market conditions with respect to [commercial mobile] services fail to protect subscribers adequately from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory" or that such conditions exist and commercial mobile service is a "replacement for land line telephone exchange service for a substantial portion of the telephone land line exchange service within such state." The FCC must take final action on the CPUC's petition by August 1995, during which time the CPUC retains regulatory authority over cellular services.

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

In December 1993, the CPUC issued an order instituting investigation (the "OII") into mobile telephone service and wireless communications to review the wireless market in light of the entrance of multiple new competitors in 1994 and 1995 such as PCS and SMR. In August 1994, the CPUC issued an interim decision adopting a dominant/nondominant regulatory framework in which existing cellular carriers are classified as dominant carriers and subject to rate caps and other regulation. The decision also required cellular carriers, upon receipt of a bona fide request from a reseller, to permit such reseller to interconnect a switch, and to unbundle wholesale network rate elements. This limited measure requires no cost-of-service determination as it continues to allow cellular carriers to charge market rates for these unbundled services, the sum of which cannot exceed the current wholesale rates. The Company does not believe this order will have a material adverse effect on its financial position or results of operations. Nondominant carriers, including PCS and SMR, are subject to minimal regulation involving registration, record inspection and consumer safeguards. In September 1994, the Company filed an application for rehearing, which is still pending. Although under current federal legislation the CPUC's regulatory power may be preempted by the FCC, the CPUC is seeking to retain such power. In the event the CPUC's authority is not preempted, the Company's operations in California may be subject to a greater regulatory burden than certain of its future competitors.

In November 1992, the CPUC staff issued an interim report outlining the partial findings of an investigation into compliance with General Order 159 ("G.O. 159"), which requires prior CPUC approval of cellular facility additions. In January 1993, the Company responded to the report indicating that it contains significant inaccuracies and goes beyond the scope of the CPUC's authority. In April 1993, the CPUC alleged that the Company failed to obtain five required permits and issued an order requesting that the Company show why a particular cellular facility should not be disapproved. Certain of the Company's markets may have taken steps that the CPUC might consider to be construction of cellular facilities prior to filing advice letters with the CPUC and/or might be considered by the CPUC to involve the failure to obtain necessary governmental permits for certain cellular facilities. The matter has been stayed with respect to the Company pending the conclusion of proceedings against other carriers. The CPUC is currently holding workshops concerning proposed revisions to G.O. 159. The Company does not believe that sanctions, if any, that may be imposed by the CPUC for any failures to comply with G.O. 159 or to obtain other governmental permits will have a material adverse effect on its financial position.

In April 1993, Pacific Bell filed a petition with the CPUC seeking authority to place cellular and paging interconnection service under tariff. In April 1994, the CPUC granted Pacific Bell's request to permit tariffing of interconnection arrangements. Concurrent with the petition, Pacific Bell filed an amended application in a collateral CPUC proceeding setting forth proposed tariff rates. General Telephone, another local exchange carrier, also filed proposed tariff rates in the same proceeding. In September 1994, the Company filed protests against both Pacific Bell's and General Telephone's tariffs. While the tariff proposals remain pending before the CPUC, the Company continues to interconnect under the terms and conditions of negotiated contracts with Pacific Bell and General Telephone. The impact of the Pacific Bell and General Telephone proposals on future operations is uncertain and depends upon the outcome of proceedings before both the CPUC and FCC.

Certain states also require radio common carriers providing paging services to be certified prior to commencing operations. Certain states in which the Company operates paging activities require the carrier to file notices of its prices or price changes for informational purposes or regulate the acquisition of control of paging systems.

INTERNATIONAL

The Company's international cellular and paging operations provide services pursuant to the terms of licenses granted by the telecommunications agency or similar supervisory authority in the various countries. Such agencies typically also promulgate and enforce regulations regarding the construction and operation of network equipment. For example, MMO's license to provide digital cellular mobile telephone services in the Federal Republic of Germany was issued in accordance with, and is governed by, the applicable provisions of the German Law on Telecommunications Installations. Under such law the right to erect and operate telecommunications facilities is reserved to the government, although the telecommunications ministry is authorized to license such right. The ministry also determines the terms and conditions of any license so granted and, to ensure compliance therewith, issues regulations for the supervision of telecommunications installations erected and/or operated by a licensee. Other regulations commonly encountered in international markets include legal restrictions on the percentage ownership of telecommunications licensees by foreign entities such as the Company and transfer restrictions, or governmental approval requirements, regarding changes in the ownership of such licensees.

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

ITEM 3.  LEGAL PROCEEDINGS.

The Company is currently involved in legal proceedings that have arisen in the ordinary course of business. While assurances cannot be given as to the outcome of any particular litigation, the Company believes that pending legal proceedings are unlikely to have a material adverse effect on its financial condition. In addition, the Company may be subject to legal challenges and litigation from time to time in connection with matters under the jurisdiction of the FCC and state regulatory authorities. The Company presently is pursuing declaratory relief from the federal court administering the MFJ as to the Company's status under the MFJ. See Item 1, "Business."

Beginning in November 1993, four class action complaints were filed, three in Orange County Superior Court and one in the United States District Court for the Central District of California, naming, among others, the Company, and alleging that the Company, as general partner of Los Angeles SMSA Limited Partnership, and Los Angeles Cellular Telephone Company ("LACTC") conspired to fix the prices of retail and wholesale cellular radio services in the Los Angeles market. The complaints seek damages for the class "in a sum in excess of $100,000,000." In 1994, two class action complaints were filed, one in San Diego County Superior Court and one in the United States District Court for the Southern District of California, alleging that the Company and U S WEST conspired to fix the prices of retail and wholesale cellular radio services in the San Diego market. Discovery is taking place and motions for class certification are pending. In 1994, a class action complaint was filed in San Francisco Superior Court alleging that BACTC and GTE Mobilnet conspired to fix the prices of retail and wholesale cellular radio services in the San Francisco Bay Area market. This action is still in the preliminary pleading phase. The

Company intends to defend itself vigorously and does not expect that these proceedings will have a material adverse effect on its financial condition.

Other Matters. The California State Attorney General has been investigating the pricing of cellular telephone service in the Los Angeles market in the mid-to late 1980s. The Company has had meetings with the Attorney General's office and is cooperating fully in connection with this matter. The Company believes that its pricing and marketing practices were and are in compliance with the antitrust laws. The Company does not believe that the investigation will have a material adverse effect on its financial position.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information concerning the persons who serve as executive officers of the Company. The executive officers serve at the pleasure of the Board of Directors and are subject to removal at any time.


    Name                          Age        Position and Offices Held
    -------                      -------     -----------------------------------
    Sam Ginn                       57        Chairman of the Board and Chief Executive Officer

    C. Lee Cox                     53        Vice Chairman of the Board, President Domestic Wireless Businesses
                                             and Director

    Lydell L. Christensen          60        Executive Vice President and Chief Financial Officer

    Margaret G. Gill               55        Senior Vice President, Legal and External Affairs and Secretary

    Arun Sarin                     40        Senior Vice President, Corporate Strategy/Development & International
                                             Operations

    Mohan S. Gyani                 43        Vice President, Finance and Treasurer

    Dwight Jasmann                 59        Vice President, Human Resources

    Jan K. Neels                   56        President and Chief Executive Officer, AirTouch International


Mr. Ginn has been Chairman of the Board and Chief Executive Officer of the Company since December 1993. He was Chairman of the Board, President and Chief Executive Officer of Pacific Telesis Group from 1988 to April 1994 and became a director of Pacific Telesis Group in 1983. He was Chairman of the Board of Pacific Bell from 1988 to April 1994. Mr. Ginn is also a director of Chevron Corporation, Safeway Inc. and Transamerica Corporation.

Mr. Cox was named Vice Chairman of the Board and President Domestic Wireless Businesses in November 1994. He was President and Chief Operating Officer of the Company from December 1993 to November 1994. He was President and Chief Executive Officer of the Company from 1987 to December 1993, was a director of the Company from 1987 to April 1993 and became a director again in January 1994. He was a director and a Group President of Pacific Telesis Group from 1988 to April 1994. Mr. Cox is a director of Cellular Communications, Inc.

Mr. Christensen has been Executive Vice President and Chief Financial Officer of the Company since December 1993. He was Executive Vice President, Chief Financial Officer and Treasurer of Pacific Telesis Group from 1992 to 1993. He was Vice President and Treasurer of Pacific Telesis Group from 1987 to 1992.

Mrs. Gill became Senior Vice President, Legal and External Affairs and Secretary of the Company in January 1994. She had been a partner in the law firm of Pillsbury Madison & Sutro since 1973 and was the head of the firm's Corporate and Securities Group. Mrs. Gill is a director of Consolidated Freightways, Inc.

Mr. Sarin has been Senior Vice President, Corporate Strategy/Development and International Operations of the Company since November 1994. He was Vice President, Corporate Strategy/Development and Human Resources of the Company from December 1993 to November 1994. From March 1993 to December 1993, he was Vice President, Strategy of the Company. He was also Vice President, Organization Design of Pacific Telesis Group from March 1993 to April 1994. Mr. Sarin was Vice President and General Manager, Bay Operations for Pacific Bell from 1992 to March 1993, and was Vice President, Chief Financial Officer and Controller of Pacific Bell from 1990 to 1992.

Mr. Gyani became Vice President, Finance and Treasurer of the Company in November 1993. He was Vice President and Treasurer of Pacific Telesis Group from March 1993 to November 1993. From February 1992 to March 1993 he was Vice President and Controller at Pacific Bell. From November 1991 to February 1992 he was Vice President Financial Assurance for Pacific Bell. From April 1989 to November 1991 he was Assistant Treasurer at Pacific Telesis Group.

Mr. Jasmann has been Vice President, Human Resources of the Company since January 1995. He was an international telecommunications consultant from 1993 to 1994. From 1987 to 1992 he was President and Managing Director for AT&T Asia/Pacific Communications Services, Inc.

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

                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

Part of the information required by this Item is set forth in the Company's 1994 Annual Report to Stockholders on page 65, which portions are incorporated herein by reference.

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

ITEM 6.       SELECTED FINANCIAL DATA.

The information required by this Item is set forth in the Company's 1994 Annual Report to Stockholders on pages 10 through 13, which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this Item is set forth in the Company's 1994 Annual Report to Stockholders on pages 14 through 25, which portions are incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth in the Company's 1994 Annual Report to Stockholders on pages 26 through 56, which portions are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No disagreements with accountants on any accounting or financial disclosure occurred during the Company's two most recent fiscal years or any subsequent interim period.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is set forth under "Executive Officers of the Registrant" at the end of Part I of this report and under the headings "Class I-Nominees for Election", "Class II-Directors Continuing in Office Until the 1996 Annual Meeting of Stockholders" and "Class III-Directors Continuing in Office Until the 1997 Annual Meeting of Stockholders" on pages 2 through 4 and "Compliance with Section 16(a) of the Exchange Act" on page 17 of the Company's 1995 Proxy Statement, which are incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION.

The information required by this Item is set forth on pages 7 through 15 of the Company's 1995 Proxy Statement, which are incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

The information required by this Item is set forth on page 6 of the Company's 1995 Proxy Statement, which is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is set forth under the heading "Certain Relationships and Related Transactions" on pages 15 and 16 of the Company's 1995 Proxy Statement, which are incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    Documents filed as part of this report:

       1.     Financial Statements:

              AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                  The financial statements required by this Item are set forth in the Company's 1994 Annual Report to Stockholders on pages 26 through 56, which portions are incorporated herein by reference.

              CMT PARTNERS

                  Report of Independent Accountants

                  Consolidated Balance Sheets - December 31, 1994 and 1993 Consolidated Statements of Income and Changes in Partners'
                      Equity - For the year ended December 31, 1994 and the four-month period from September 1, 1993 (inception) to December 31, 1993
                 Consolidated Statements of Cash Flows - For the year ended
                      December 31, 1994 and the four-month period from September 1, 1993 (inception) to December 31, 1993
                  Notes to Financial Statements
                  Financial Statement Schedules
                      Report of Independent Accountants
                      Schedule II - Valuation and Qualifying Accounts and
                      Reserves

              MANNESMANN MOBILFUNK GMBH

                  Independent Auditors' Report
                  Balance Sheets - December 31, 1994 and 1993
                  Statements of Income - Years ended December 31, 1994, 1993, and 1992
                  Statements of Capital Subscribers' Equity - Years
                     ended December 31, 1994, 1993, and 1992
                  Statements of Cash Flows - Years ended December 31, 1994,
                     1993, and 1992
                  Notes to Financial Statements

              NEW PAR

                  Report of Independent Auditors
                  Consolidated Balance Sheets - December 31, 1994 and 1993 Consolidated Statements of Income - Years ended December 31,
                     1994, 1993, and 1992
                  Consolidated Statement of Partners' Capital - Years ended
                     December 31, 1994, 1993, and 1992
                  Consolidated Statements of Cash Flows - Years ended December
                     31, 1994, 1993, and 1992
                  Notes to Consolidated Financial Statements
                  Financial Statement Schedules
                      Schedule II - Valuation and Qualifying Accounts

2.     Financial Statement Schedules:

              AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Schedule II -- Valuation and Qualifying Accounts and Reserves

                  Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

3.     Exhibits:

       Exhibits identified in parentheses below, on file with the Commission, are incorporated by reference as exhibits hereto.


 Exhibit
 Number       Description
 ----------   ----------------
 3.1          Certificate of Incorporation of the Company, as filed with the
              Secretary of State of the State of Delaware on September 19, 1994
              (Exhibit 3.i to the Company's Form 8-K - Date of Report:  December
              15, 1994, File No. 1-12342)

 3.2          Designation, Preferences and Rights of Series A Participating
              Preferred Stock of the Company, as filed with the Secretary of
              State of the State of Delaware on December 15, 1994 (Exhibit 3.2
              to the Company's Form 8-B, File No. 1-12342, filed January 27,
              1995)

 3.3          Amended By-laws of the Company as of November 18, 1994

 4.1          Form of Common Stock certificate

 4.2          Rights Agreement between the Company and The Bank of New York,
              Rights Agent, dated as of September 19, 1994 (Exhibit 4 to the
              Company's Form 8-K - Date of Report: December 15, 1994, File No.
              1-12342)



 10.1         Joint Venture agreement between Mannesmann Kienzle GmbH, Pacific
              Telesis Netherlands B.V., Cable and Wireless plc, DG Bank Deutsch
              Genossenschaftsbank and Lyonnaise des Eaux SA dated June 30, 1989
              (Exhibit 10.43 to the Company's Registration Statement on Form
              S-1, Registration No. 33-68012, filed August 27, 1993)

 10.2 Amended and Restated Plan of Merger and Joint Venture Organization by and among the Company, CCI, CCI Newco, Inc. and CCI Newco Sub,
              Inc. dated as of December 14, 1990 (Exhibit 1 to the Company's
              Statement on Schedule 13D filed on February 18, 1992, File No.
              1-12342)

 10.3         Termination Agreement by and among Telesis, the Company, CCI and
              Cellular Communications of Ohio, Inc. dated December 11, 1992
              (Exhibit 5 to Amendment No. 28 to the Company's Statement on
              Schedule 13D filed on December 12, 1992, File No. 1-12342)

 10.4         Separation Agreement by and between the Company and Pacific
              Telesis Group, dated as of October 7, 1993 (Exhibit 10.1 to the
              Company's Registration Statement on Form S-1, Registration
              No. 33-68012, filed August 27, 1993)

 10.5         Amendment No. 1 to Separation Agreement between the Company and
              Pacific Telesis Group, dated November 2, 1993 (Exhibit 10.2 to the
              Company's 1993 Annual Report on Form 10-K, File No. 1-12342)

 10.6         Amendment No. 2 to Separation Agreement between the Company and
              Pacific Telesis Group, dated as of March 25, 1994

 10.7         Amendment No. 3 to Separation Agreement between the Company and
              Pacific Telesis Group, dated as of April 1, 1994

 10.8         Credit Agreement dated as of March 25, 1994 between AirTouch
              Communications, Inc. and Bank of America National Trust and
              Savings Association

 10.9         First Amendment dated as of November 1, 1994 to the Credit
              Agreement dated as of March 25, 1994 between AirTouch
              Communications, Inc. and Bank of America National Trust and
              Savings Association

 10.10        Agreement on Retirement and Relocation Benefits between Mr.
              Christensen and the Company, dated as of March 31, 1994

 10.11 Joint Venture Organization Agreement dated as of July 25, 1994 between the Company and U S WEST Inc. (Exhibit 10.1 to the
              Company's Quarterly Report on Form 10-Q for the period ended June
              30, 1994, File No. 1-12342)

 10.12        Agreement of Limited Partnership of WMC Partners, L.P. dated as of
              July 25, 1994 by and between the Company and U S WEST Inc.
              (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, File No. 1-12342)

 10.13        Agreement of Limited Partnership of PCS Nucleus, L. P. dated as of
              July 25, 1994 by and between the Company and U S WEST Inc.
              (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, File No. 1-12342)

 10.14 Investment Agreement dated as of July 25, 1994 by and between the Company and U S WEST Inc. (Exhibit 10.4 to the Company's Quarterly
              Report on Form 10-Q for the period ended June 30, 1994, File No.
              1-12342)

 10.15 Agreement of Exchange dated as of July 25, 1994 by and between the Company and U S WEST Inc. (Exhibit 10.5 to the Company's Quarterly
              Report on Form 10-Q for the period ended June 30, 1994, File No.
              1-12342)

 10.16 Trust Agreement of Exchange dated as of July 25, 1994 by and between the Company and U S WEST Inc. (Exhibit 10.6 to the
              Company's Quarterly Report on Form 10-Q for the period ended June
              30, 1994, File No. 1-12342)

 10.17 Agreement of Limited Partnership dated as of October 20, 1994 between CELLCO Partnership and WMC Partners, L.P.(Exhibit 10.1 to the Company's Form 8-K - Date of Report: October 20, 1994, File
              No. 1-12342)

 10.18        Agreement of Limited Partnership dated as of October 20, 1994 of
              PCS PrimeCo, L.P. (Exhibit 10.2 to the Company's Form 8-K - Date of Report: October 20, 1994, File No. 1-12342)

 10.19        Standstill Agreement dated as of October 20, 1994 between AirTouch
              Communications, Inc. and Bell Atlantic Corporation (Exhibit 10.3 to the Company's Form 8-K - Date of Report: October 20, 1994, File
              No. 1-12342)


 10.20        Standstill Agreement dated as of October 20, 1994 between AirTouch
              Communications and NYNEX Corporation (Exhibit 10.4 to the
              Company's Form 8-K - Date of Report: October 20, 1994, File No.
              1-12342)

 10.21        Standstill Agreement dated as of October 20, 1994 between AirTouch
              Communications and CELLCO Partnership (Exhibit 10.5 to the
              Company's Form 8-K - Date of Report: October 20, 1994, File No.
              1-12342)

 10.22        Representative Employment Agreement for Messrs. Ginn, Cox,
              Christensen, Sarin and Mrs. Gill

 10.23 Representative Employment Agreement for Mr. Schmitt and other officers of the Company

 10.24 Form of Indemnity Agreement between the Company and each of its directors and certain officers

 10.25        Trust Agreement No. 1 for AirTouch Communications, Inc.
              Supplemental Executive Pension Plan Benefits

 10.26        AirTouch Communications, Inc. Deferred Compensation Plan

 10.27        AirTouch Communications, Inc. Deferred Compensation Plan for
              Nonemployee Directors (Exhibit 10.10 to the Company's 1993 Annual
              Report on Form 10-K, File No. 1-12342)

 10.28        AirTouch Communications, Inc. Supplemental Executive Pension Plan
              (Exhibit 10.12 to the Company's 1993 Annual Report on Form 10-K,
              File No. 1-12342)

 10.29        AirTouch Communications, Inc. Executive Life Insurance Plan
              (Exhibit 10.13 to the Company's 1993 Annual Report on Form 10-K,
              File No. 1-12342)

 10.30        AirTouch Communications, Inc. Executive Long-Term Disability Plan
              (Exhibit 10.14 to the Company's 1993 Annual Report on Form 10-K,
              File No. 1-12342)

 10.31 Description of the Company's Business Travel Accident Insurance for Non-Employee Directors

 13           1994 Annual Report to Security Holders - Financial Section

 21           Subsidiaries of the Registrant

 23.1         Consent of Coopers & Lybrand

 23.2         Consent of Ernst & Young

 23.3         Consent of KPMG Deutsche Treuhand-Gesellschaft

 23.4         Consent of Coopers & Lybrand - Re: CMT Partners

 24           Power of Attorney

 27           Financial Data Schedule

 99           Modification of Final Judgment, United States District Court,
              District of Columbia, in "U.S. v. American Tel. & Tel. Co.," Civil
              Action No. 82-0192 (Exhibit 99 to the Company's Registration
              Statement on Form S-1, Registration No. 33-68012, filed on
              August 27, 1993)


(b)    Reports on Form 8-K:

              Date of Report:  September 19, 1994
              Date of Report:  October 20, 1994
              Date of Report:  December 15, 1994

                                        SIGNATURES

                                        ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTOUCH COMMUNICATIONS, INC.

By:  /s/ Mohan S. Gyani
- -----------------------------------
Mohan S. Gyani
Title:  Vice President, Finance and Treasurer

Date:  March 22, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                       Title
- ---------------                                  -------
Sam Ginn *                                       Chairman of the Board and Chief Executive Officer
                                                 (Principal Executive Officer)

Lydell L. Christensen *                          Executive Vice President and Chief Financial Officer
                                                 (Principal Financial Officer)

Mohan S. Gyani *                                 Vice President, Finance and Treasurer
                                                 (Principal Accounting Officer)

C. Lee Cox *                                     Vice  Chairman  of the Board,  President,  Domestic  Wireless
                                                 Businesses and Director

Carol Bartz *                                    Director

James R. Harvey *                                Director

Paul Hazen *                                     Director

Donald G. Fisher *                               Director

Arthur Rock  *                                   Director

Charles R. Schwab *                              Director

George P. Shultz *                               Director

* By /s/ Mohan S. Gyani
- ---------------------------------
   Mohan S. Gyani, Attorney-in-fact
   Vice President, Finance and Treasurer

Date:  March 22, 1995

                                    INDEX TO
                        SEPARATE FINANCIAL STATEMENTS OF
                   SIGNIFICANT ENTITIES NOT CONSOLIDATED AND
  AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES FINANCIAL STATEMENT SCHEDULES


CMT PARTNERS
  Report of Independent Accountants .........................................   S-3
  Consolidated Balance Sheets - December 31, 1994 and 1993 ..................   S-4
  Consolidated Statements of Income and Changes in Partners' Equity -
      For the year ended December 31, 1994 and the four-month period
      from September 1, 1993 (inception) to December 31, 1993 ...............   S-5
  Consolidated Statements of Cash Flows - For the year ended
      December 31, 1994 and the four-month period from
      September 1, 1993 (inception) to December 31, 1993 ....................   S-6
  Notes to Financial Statements .............................................   S-7
  Financial Statement Schedules
      Report of Independent Accountants .....................................   S-16
      Schedule II - Valuation and Qualifying Accounts and Reserves ..........   S-17


MANNESMANN MOBILFUNK GMBH
  Independent Auditors' Report ..............................................   S-19
  Balance Sheets - December 31, 1994 and 1993 ...............................   S-20
  Statements of Income - Years ended December 31, 1994, 1993, and 1992 ......   S-22
  Statements of Capital Subscribers' Equity - Years ended
      December 31, 1994, 1993, and 1992 .....................................   S-23
  Statements of Cash Flows - Years ended December 31, 1994, 1993, and 1992 ..   S-24
  Notes to Financial Statements .............................................   S-26


NEW PAR
  Report of Independent Auditors ............................................   S-38
  Consolidated Balance Sheets - December 31, 1994 and 1993 ..................   S-39
  Consolidated Statements of Income - Years ended
      December 31, 1994, 1993, and 1992 .....................................   S-40
  Consolidated Statement of Partners' Capital - Years ended
      December 31, 1994, 1993, and 1992 .....................................   S-41
  Consolidated Statements of Cash Flows - Years ended
      December 31, 1994, 1993, and 1992 .....................................   S-42
  Notes to Consolidated Financial Statements ................................   S-44
  Financial Statement Schedules
      Schedule II - Valuation and Qualifying Accounts .......................   S-55


AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
  Financial Statement Schedules
      Report of Independent Accountants .....................................   X-1
      Schedule II - Valuation and Qualifying Accounts and Reserves ..........   X-2


                                  CMT PARTNERS

                                  ------------





                       CONSOLIDATED FINANCIAL STATEMENTS

                    for the year ended December 31, 1994 and
          for the four-month period from September 1, 1993 (inception)
                              to December 31, 1993

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of CMT Partners:

We have audited the accompanying consolidated balance sheets of CMT Partners (the "Partnership") as of December 31, 1994 and 1993 and the related consolidated statements of income and changes in partners' equity and cash flows for the year ended December 31, 1994 and for the four-month period from September 1, 1993 (inception) to December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Kansas Combined Cellular, which statements reflect total assets of 13% and 6% as of December 31, 1994 and 1993, respectively, and total revenues of 12% and 13% for the year ended December 31, 1994 and for the four-month period from September 1, 1993 (inception) to December 31, 1993, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Kansas Combined Cellular, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CMT Partners as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the year ended December 31, 1994 and for the four-month period from September 1, 1993 (inception) to December 31, 1993 in conformity with generally accepted accounting principles.



/s/  Coopers and Lybrand L.L.P.

San Francisco, California
January 30, 1995

                                  CMT PARTNERS
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1994 and 1993

                                 (in thousands)

                                  ------------

                  ASSETS                                      1994        1993
                                                              ----        ----
Current assets:
   Cash and cash equivalents                               $  2,150    $ 11,615
   Accounts receivable:
   Trade accounts receivable, net of allowance for
         doubtful accounts of $3,135 and $1,516 in
         1994 and 1993, respectively                         59,441      36,250
   Other accounts receivable, net of allowance
         for doubtful accounts of $93 and $60 in
         1994 and 1993, respectively                         18,190       5,781
   Due from affiliates, net                                   3,466       2,881
   Other                                                      6,087       3,457
                                                           --------    --------
            Total current assets                             89,334      59,984

Property and equipment, net of accumulated
      depreciation of $150,693 and $116,943
      in 1994 and 1993, respectively                        189,986     160,633

Unconsolidated investment                                   105,423      95,561

Intangibles, net of accumulated amortization of
      $30,502 and $27,010 in 1994 and 1993, respectively     76,464      79,956
                                                           --------    --------
                                                           $461,207    $396,134
                                                           ========    ========

                     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
   Accounts payable                                        $ 18,201    $  7,654
   Accrued expenses                                          28,306      24,005
   Unearned revenue and customer deposits                     3,251       3,834
                                                           --------    --------
            Total current liabilities                        49,758      35,493
                                                           --------    --------
Minority interests                                           13,158      11,183
                                                           --------    --------
Commitments and contingencies (Note 8).

Partners' equity                                            398,291     362,258

Contribution receivable from partner                             --     (12,800)
                                                           --------    --------
            Total partners' equity                          398,291     349,458
                                                           --------    --------
                                                           $461,207    $396,134
                                                           ========    ========


   The accompanying notes are an integral part of these financial statements.

                                  CMT PARTNERS

                     CONSOLIDATED STATEMENTS OF INCOME AND
                          CHANGES IN PARTNERS' EQUITY

                    for the year ended December 31, 1994 and
                  the four-month period from September 1, 1993
                        (inception) to December 31, 1993

                                 (in thousands)

                                 --------------


                                                      1994                 1993
                                                      ----                 ----
Revenues                                            $404,209             $110,848
                                                    --------             --------
Expenses:
   Cost of revenues                                   78,700               20,102
   Selling, general and administrative               154,849               45,380
   Depreciation and amortization                      41,835               19,615
                                                    --------             --------
                                                     275,384               85,097
                                                    --------             --------
            Operating income                         128,825               25,751

Earnings in unconsolidated investment                 18,363                4,178

Minority interests                                    (6,955)              (1,662)
                                                    --------             --------
            Net income                               140,233               28,267

Partners' equity, beginning of period                349,458              361,191

Distributions to partners                           (104,200)             (32,000)

Contribution from partners                            12,800                4,800

Contribution receivable from partner                    --                (12,800)
                                                    --------             --------

Partners' equity, end of period                     $398,291             $349,458
                                                    ========             ========



   The accompanying notes are an integral part of these financial statements.

                                  CMT PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    for the year ended December 31, 1994 and
                  the four-month period from September 1, 1993
                        (inception) to December 31, 1993

                                 (in thousands)

                                 --------------

                                                                  1994          1993
                                                                  ----          ----
Cash flows from operating activities:
   Net income                                                   $140,233      $ 28,267
                                                                --------      --------
   Adjustments to reconcile net income to net
         cash provided by operating activities:
   Depreciation and amortization                                  41,835        19,615
   Minority interest                                               6,955         1,662
   Earnings in unconsolidated investment                         (18,363)       (4,178)
   Loss on disposition of property and equipment                   1,644            25
   Changes in assets and liabilities:

      Trade accounts receivable, net                             (23,191)       (2,917)
      Other account receivable, net                              (12,409)       (2,352)
      Other current assets                                        (2,630)       (1,153)
      Accounts payable                                            10,547         1,771
      Accrued expenses                                             4,301         7,035
      Unearned revenue and customer deposits                        (583)           37
                                                                --------      --------
                                                                   8,106        19,545
                                                                --------      --------
         Net cash provided by operating activities               148,339        47,812
                                                                --------      --------
Cash flows from investing activities:
   Purchase of property and equipment                            (69,585)      (17,864)
   Contributions to unconsolidated investment                     (5,099)       (4,800)
   Distributions from unconsolidated investment                   13,600            --
   Increase in other assets                                          245          (658)
                                                                --------      --------
         Net cash used for investing activities                  (60,839)      (23,322)
                                                                --------      --------
Cash flows from financing activities:
   Distributions to partners of CMT                             (104,200)      (32,000)
   Distributions to minority partners                             (4,980)       (2,100)
   Net payments to affiliates                                       (585)       (4,645)
   Partners' contribution                                         12,800         4,800
                                                                --------      --------
         Net cash used for financing activities                  (96,965)      (33,945)
                                                                --------      --------
               Net decrease in cash                               (9,465)       (9,455)
Cash and cash equivalents, beginning of period                    11,615        21,070
                                                                --------      --------
Cash and cash equivalents, end of period                        $  2,150      $ 11,615
                                                                ========      ========

Supplemental disclosure of noncash activities:
   As of December 31, 1993, $12.8 million of the initial contribution from a partner was outstanding. The amount of the contribution was paid by the partner in 1994.

   The accompanying notes are an integral part of these financial statements.

                                  CMT PARTNERS

                         NOTES TO FINANCIAL STATEMENTS

                             ---------------------

1.      Organization:
        -------------
        CMT Partners (the Partnership) was formed on September 1, 1993 (inception) pursuant to the Amended and Restated Partnership Agreement dated as of September 1, 1993 between subsidiaries of AirTouch Communications, Inc. (ATI) and subsidiaries of McCaw Cellular Communications, Inc. (MCCI). The Partnership is a Delaware general partnership equally owned by ATI and MCCI through the following contributions:

                                                                           Contributions
                                                                                to
                                      General Partners                     CMT Partners
                                      ----------------                     -------------


         AirTouch Communications, Inc.:
               Bay Area Cellular Telephone Company (BACTC)                    61.099%
               Interest in A Block licensee in Dallas-Fort
                    Worth, TX (D/FW)                                          33.915%
         McCaw Cellular Communications, Inc.:
               Cagal Cellular Communications Corporation (Cagal)              80.370%
               Salinas Cellular Telephone Company (Salinas)                   85.930%
               Napa Cellular Telephone Company (Napa)                         99.999%
               Net operating assets of A Block licensee in
                    Kansas City, MO (Kansas City)                            100.000%
               St. Joseph CellTel Co (St. Joseph)                             87.000%
               Net operating assets of A Block licensee
                    in Lawrence, KS (Lawrence)                               100.000%
               BACTC                                                          32.900%


         The initial contributions were accounted for at the net book value of the assets and liabilities of the entities. Each of the entities holds a license or licenses from the Federal Communication Commission (FCC) and state authorities to operate cellular telephone systems in Metropolitan Statistical Areas (MSAs) as listed below:

               Bay Area Cellular Telephone Company                    San Francisco/San Jose, CA
               Dallas-Forth Worth                                     Dallas-Fort Worth, TX
               Cagal Cellular Communications Corporation              Santa Rosa, CA
               Salinas Cellular Telephone Company                     Salinas, CA
               Napa Cellular Telephone Company                        Napa/Vallejo, CA
               Net operating assets of A Block licensee               Kansas City, MO
               St. Joseph CellTel Co                                  St. Joseph, MO
               Net operating assets of A Block licensee               Lawrence, KS



                                   Continued
                                     S - 7

                                  CMT PARTNERS
                         NOTES TO FINANCIAL STATEMENTS
                                    --------

2.      Summary of Significant Accounting Policies:
        -------------------------------------------
         Principles of Consolidations:
         -----------------------------
         The consolidated financial statements of the Partnership include the accounts of all significant ownership interests which include the accounts of BACTC, Combined Suburban Cellular (CSC), and Kansas Combined Cellular (KCC). CSC is comprised of the Cagal, Salinas and Napa cellular markets. KCC is comprised of the Kansas City, St. Joseph, and Lawrence cellular markets.

         Revenue Recognition:
         --------------------
         Cellular air time and access charges are recorded as revenue when earned. Sales of equipment and related services are recorded when the goods and services are delivered.

         Cash and Cash Equivalents:
         --------------------------
         Cash and cash equivalents consist of investments with original maturities of less than three months. The carrying amount approximates fair value because of the short maturity of those instruments.

         Allocation of Profits and Losses:
         ---------------------------------
         In general, profits and losses incurred by the Partnership are allocated to the partners pro rata in accordance with their partnership ownership percentage.

         Property and Equipment:
         -----------------------
         Property and equipment are stated at historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.


                                                          Depreciable Life
                                                         -----------------
                Cellular equipment                       3 -  7 years
                Cellular towers/shelters                 5 - 15 years
                Other                                    3 -  7 years



                                   Continued
                                     S - 8

                                  CMT PARTNERS
                          NOTES TO FINANCIAL STATEMENTS
                                    --------

2.      Summary of Significant Accounting Policies, continued:
        ------------------------------------------------------
         Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. When property and equipment are retired or sold, the cost and accumulated depreciation of dispositions are removed from the accounts, and any gain or loss is reflected in income.

         Repairs and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized and depreciated over the remaining useful lives of the assets.

         Intangibles:
         ------------
         Intangible assets primarily represent costs incurred in the acquisition and development of the cellular licenses and acquisition of subscriber lists. The costs of the cellular licenses are being amortized over 40 years using the straight-line method. The costs of the subscribers lists are being amortized over three years using the straight-line method.

         Income Taxes:
         -------------
         The income or loss of CMT Partners and its consolidated subsidiaries are included in the tax returns of the individual partners. Accordingly, no provision has been made for income taxes for these entities in the financial statements.

         Minority Interests:
         -------------------
         Minority interests represent equity interests held by entities other than CMT Partners for the general partnerships serving the St. Joseph, BACTC and Salinas markets and the corporation serving the Cagal market.

         Reclassifications:
         ------------------
         Certain items in the financial statements at December 31, 1993 and for the four-month period from September 1, 1993 (inception) to December 31, 1993 have been reclassified to conform to the 1994 presentation. These reclassifications have no effect on previously reported net income or partners' equity.



                                   Continued

                                  CMT PARTNERS
                          NOTES TO FINANCIAL STATEMENTS
                                    --------

3.      Property and Equipment:
        -----------------------
        Property and equipment at December 31, 1994 and 1993 consists of the following:

                                                  1994         1993
                                                  ----         ----
                                                   (in thousands)
          [S]                                  [C]          [C]
          Land                                 $   1,454    $   1,454
          Cellular property and equipment        276,259      236,374
          Administrative assets                   33,511       25,505
                                               ---------    ---------
                                                 311,224      263,333
          Less accumulated depreciation
                and amortization                (150,693)    (116,943)
                                               ---------    ---------
                                                 160,531      146,390
          Cellular system under construction      29,455       14,243
                                               ---------    ---------
                                               $ 189,986    $ 160,633
                                               =========    =========

        Administrative assets primarily consist of office furniture and fixtures, including leasehold improvements.

4.      Accrued Expenses:
        --------------------------
        Accrued expenses consist of the following:


                                                   1994         1993
                                                   ----         ----
              Accrued commissions                $ 5,718      $ 3,028
              Accrued employee benefits            5,019        3,579
              Other                               17,569       17,398
                                                 -------      -------
                                                 $28,306      $24,005
                                                 =======      =======


                                   Continued
                                     S - 10

                                  CMT PARTNERS
                          NOTES TO FINANCIAL STATEMENTS
                                    --------

5.      Unconsolidated Investment:
        --------------------------
        The unconsolidated investment represents an investment in D/FW Signal Partnership which owns approximately 34% of Metroplex, the A Block licensee in Dallas-Fort Worth, Texas. Accordingly, the investment has been accounted for by the equity method of accounting. The purchase price in excess of the Partnership's share of net assets is $71.5 million and is being amortized over 40 years. The financial statements of Metroplex at December 31, 1994 and 1993 and for the year ended December 31, 1994 and the four-month period from September 1, 1993 (inception) to December 31, 1993 are shown below:

                                                       1994        1993
                                                       ----        ----
                                                       (in thousands)

                  Current assets                    $ 52,279     $ 35,816
                  Noncurrent assets                  125,900       94,176
                                                    --------     --------

                                Total assets        $178,179     $129,992
                                                    ========     ========

                  Current liabilities               $ 39,596     $ 24,564
                                                    --------     --------

                                Total liabilities   $ 39,596     $ 24,564
                                                    ========     ========
                  Total equity                      $138,583     $105,428
                                                    ========     ========
                  Revenue                           $173,718     $ 49,715
                                                    ========     ========
                  Net income                        $ 58,156     $ 14,384
                                                    ========     ========


6.     Transactions with Related Parties:
       ----------------------------------
       The Partnership and its affiliated companies have entered into several transactions and agreements related to their respective businesses. The following represents the material transactions between the Partnership and its affiliated companies.

       Due from Affiliates:
       --------------------
       Included in the amount due from affiliates at December 31, 1994 and 1993 is $2,958,738 and $2,776,821, which is due from MCCI. This amount is due on demand and no interest is charged on the amount.



                                   Continued
                                     S - 11

                                  CMT PARTNERS
                         NOTES TO FINANCIAL STATEMENTS
                                    --------

6.     Transactions with Related Parties , continued:
       ---------------------------------------------
       Acquisition of Cellular Reseller:
       ---------------------------------
       In order to comply with a previous California Public Utilities Commission order that ATI divest its resale entity in San Francisco, on September 1, 1993, the date of inception, CMT Partners purchased the net assets and liabilities of ATI's cellular reseller at an agreed upon price of zero. Immediately thereafter, CMT Partners contributed substantially all of the assets and liabilities to BACTC.

       Technical, Administrative and Marketing Services:
       -------------------------------------------------
       The Partnership entered into a service agreement (the Agreement) with MCCI to provide certain services to CSC and KCC markets. The costs charged pursuant to the Agreement are generally determined using an allocation method. Substantially all of the services under the Agreements were terminated during 1994 and CMT Partners began providing these services to its affiliated markets.

       Cellular Equipment Purchases:
       -----------------------------
       On September 19, 1994, MCCI merged with AT&T Corp. (AT&T). The Partnership purchased cellular electronic equipment from AT&T comprising approximately 2% of total capital expenditures for the period from September 19, 1994 through December 31, 1994.

       Long Distance:
       --------------
       Prior to September 1, 1993, CSC, and KCC served as providers for its customers' InterLATA long distance services. Effective with the formation of CMT Partners on September 1, 1993, CSC, KCC, and two interexchange carriers (Interexchange Carriers), both of which are wholly owned subsidiaries of MCCI, entered into Agreements under which the Interexchange Carriers provide InterLATA long distance services for CSC and KCC customers. As CMT Partners is owned in part by a party to the Modified Final Judgment CMT Partners may be restricted from providing InterLATA services.



                                   Continued

                                  CMT PARTNERS
                         NOTES TO FINANCIAL STATEMENTS
                                    --------

6.     Transactions with Related Parties , continued:
       ----------------------------------------------

       Long Distance, continued:
       -------------------------
       CSC and KCC provide billing and collection functions on behalf of the Interexchange Carriers at $.42 per customer account. The Interexchange Carriers are responsible for the wholesale cost of the InterLATA long distance services, and any other expense incurred by the Interexchange Carriers in operating their business.

       Management of Affiliated Markets:
       ---------------------------------
       Under the terms of a Management Agreement dated September 1, 1993, between the Partnership and AirTouch Cellular of Kansas (AirTouch Kansas), a wholly-owned subsidiary of ATI, KCC through the Kansas City market manages the markets owned by AirTouch Kansas. This includes the markets providing service in and around Wichita and Topeka, Kansas. AirTouch Kansas must approve capital and operating budgets for these markets. In addition, AirTouch Kansas is obligated to reimburse the Kansas City market for operating expenses. The Kansas City market charges a system operation fee equal to 6% of the AirTouch Kansas system revenues. The Management Agreement waived the fee until March 1994.

       Additionally, AirTouch Kansas shares the facilities and maintenance of KCC's mobile switching center. The rate per minute of use (MOU) varies with monthly usage and ranges from $.03 to $.04 per MOU.

       Interconnection:
       ----------------
       BACTC has contracted with Pacific Bell, an affiliate of ATI during 1993 and for the first three months of 1994, for interconnection services essential to the operation of its cellular network. The costs pursuant to this contract accounted for 4% and 7% of the total operating costs for the four-month period ended December 31, 1993 and for the first three months of 1994, respectively.


                                   Continued
                                     S - 13

                                  CMT PARTNERS
                         NOTES TO FINANCIAL STATEMENTS
                                    --------


7.      Employee Contribution and Profit Sharing Plan:
        ----------------------------------------------
        Employees of CMT Partners and its subsidiaries participate in a contributory profit-sharing plan referred to as the Cellular One Section 401(k) and Profit Sharing Plan (the Plan), formerly known as the Bay Area Cellular Telephone Company 401(k) and Profit Sharing Plan, which qualifies as a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Upon formation of CMT Partners, employees of the markets contributed by MCCI may elect to participate in the Plan at any time. Otherwise, these employees may maintain their contributions in MCCI's 401(k) plan.

        The Plan allows participating employees to elect to contribute up to 15% of their monthly salaries, to a maximum of $9,240 annually. The Plan sponsor, CMT Partners, contributes to the Plan, on behalf of each participating employee, an amount equal to 50% of the employee's contribution, not to exceed 5% of the participant's salary. Contributions are invested in six different funds. Under the 401(k) Plan, participants are at all times fully vested. Under the profit sharing plan, CMT Partners contributes a discretionary percentage of each eligible employee's salary. Employees vest in the profit sharing plan over five years. CMT Partners recorded a payable and related expense of 5% of eligible salaries. CMT Partners contributed $2,023,757 and $398,000 to the 401(k) and profit sharing plan for 1994 and the four-month period ended December 31, 1993, respectively.

8.      Commitments and Contingencies:
        ------------------------------
        Lease Commitments:
        ------------------
        Future minimum payments, required under operating leases and agreements that have an initial or remaining noncancelable lease term in excess of one year at December 31, 1994 are summarized below:


                       Year Ending December 31
                       -----------------------
                                                          (in thousands)

                                1995                          $ 7,746
                                1996                            7,222
                                1997                            6,432
                                1998                            5,073
                                1999                            3,054
                             Thereafter                         6,861
                                                              -------
                                                              $36,388
                                                              =======


                                   Continued
                                     S - 14

                                  CMT PARTNERS
                         NOTES TO FINANCIAL STATEMENTS
                                    --------


8.      Commitments and Contingencies, continued:
         ----------------------------------------
         Lease Commitments, Continued:
         ----------------------------
          Rental expense for operating leases was $7,562,000 and $2,047,000 for 1994 and the four-month period ended December 31, 1993, respectively.

          Litigation:
          -----------
          The Partnership is a party to certain litigation in the ordinary course of business and is also a party to routine filings with the FCC, state regulatory authorities and other proceedings which management believes are immaterial to the Partnership.

9.      Line of Credit:
        ---------------
        On July 15, 1994, the Partnership entered into a Revolving Line of Credit Note (the "line of credit") with Wells Fargo Bank. The line of credit allows for borrowings up to $10,000,000 of which no borrowings were outstanding at December 31, 1994. The terms of the line of credit provide that interest on all advances will accrue at the lesser of a variable rate equal to the Prime Rate or .90% above the LIBOR rate. The line of credit agreement expires June 15, 1995.


                                  Continued

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of CMT Partners:

Our report on the consolidated financial statements of CMT Partners is included as an exhibit to the Form 10-K of AirTouch Communications, Inc. (AirTouch). In connection with our audit of such financial statements, we have audited the related financial statement schedule listed in the index as an exhibit to AirTouch's Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/  Coopers and Lybrand L.L.P.

San Francisco, California
January 30, 1995

                                  CMT PARTNERS

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (dollars in thousands)

                                                Balance at        Charged to                             Balance at
                                               Beginning of        Cost and                                End of
                                                 Period            Expenses             Deductions(a)      Period
                                               ------------       ----------            -------------    ----------
Year ended December 31, 1994:

       Allowance for doubtful
       accounts                                  $1,576             $8,107                  $6,455         $3,228

For the four-month period
from September 1, 1993
(inception) to December 31, 1993:

       Allowance for doubtful
       accounts                                  $1,583               $792                    $799         $1,576


(a) Amounts in this column reflect items written off, net of recoveries.

                           MANNESMANN MOBILFUNK GMBH

                               Table of Contents


Independent Auditors' Report

Balance Sheets as of December 31, 1994 and 1993

Statements of Income for the Years ended December 31, 1994, 1993 and 1992

Statements of Capital Subscribers' Equity for the Years ended December 31, 1994,
 1993 and 1992

Statements of Cash Flows for the Years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Capital Subscribers
Mannesmann Mobilfunk GmbH

We have audited the accompanying balance sheets of Mannesmann Mobilfunk GmbH as of December 31, 1994 and 1993, and the related statements of income, capital subscribers' equity, and cash flows for the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mannesmann Mobilfunk GmbH at December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31,1994, 1993 and 1992 in conformity with accounting principles generally accepted in the United States.

As discussed in notes 1 and 6 to the financial statements, the Company changed its method of accounting for income taxes in 1992 to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Dusseldorf, Germany, February 27, 1995

KPMG Deutsche Treuhand-Gesellschaft
Aktiengesellschaft
Wirtschaftsprufungsgesellschaft

/s/ Scheffler                                    /s/ Haas
Wirtschaftsprufer                                Wirtschaftsprufer

                           MANNESMANN MOBILFUNK GMBH

                                 Balance Sheets

                           December 31, 1994 and 1993

                                 (In thousands)

                       Assets                                        1994                     1994           1993
                    ------------                                  ------------             ---------       --------
                                                                  U.S. Dollars              Deutsch-       Deutsch-
                                                                    (Note 1)                   marks          marks

Current assets:

    Cash and cash equivalents (note 2)                        $       19,721         DM       30,548         30,848
    Accounts receivable,
       less allowance for doubtful accounts of
       DM 18,215  in 1994 and DM 10,397 in 1993                      174,230                 269,882        166,563
    Due from affiliated companies (note 3)                             8,972                  13,897         15,577
    Inventories of affiliated products, parts
       and related supplies (note 4)                                  14,853                  23,008         19,300
    Prepaid expenses                                                   9,603                  14,875         10,796
    Other current assets                                               3,740                   5,794          2,001
                                                                   ---------               ---------      ---------
               Total current assets                                  231,119                 358,004        245,085
                                                                   ---------               ---------      ---------


Property, plant and equipment (notes 3 and 5):
    Telecommunications equipment                                   1,478,328               2,289,931      1,586,664
    Equipment in course of construction                               32,022                  49,602        113,614
    Other equipment                                                   57,336                  88,813         65,847
                                                                   ---------               ---------      ---------
                                                                   1,567,686               2,428,346      1,766,125
    Less accumulated depreciation                                    351,396                 544,313        266,034
                                                                   ---------               ---------      ---------
               Net property, plant, and equipment                  1,216,290               1,884,033      1,500,091

Other assets, at cost, less accumulated amortization
    of DM 67,509 in 1994 and DM 45,445 in 1993                        39,654                  61,424         81,650
Deferred tax asset (note 6)                                           57,185                  88,580        137,528
Due from affiliated company (notes 3 and 6)                           78,943                 122,283        158,224
                                                                   ---------               ---------      ---------
                                                              $    1,623,192         DM    2,514,324      2,122,578
                                                                   =========               =========      =========



See accompanying notes to financial statements.

                           MANNESMANN MOBILFUNK GMBH

                           December 31, 1994 and 1993

                                 (In thousands)



       Liabilities and Capital Subscribers' Equity                   1994                    1994           1993
    -------------------------------------------------            -------------             ---------      --------
                                                                  U.S. Dollars              Deutsch-      Deutsch-
                                                                    (Note 1)                   marks         marks
Current liabilities:
    Due to banks (note 9)                                     $       46,495         DM       72,021        77,648
    Accounts payable                                                 200,369                 310,371       322,633
    Accrued expenses                                                  23,394                  36,238         9,182
    Due to affiliated companies (note 3)                               4,468                   6,921        15,276
                                                                   ---------               ---------     ---------
               Total current liabilities                             274,726                 425,551       424,739


Long-term debt (note 9)                                              464,816                 720,000       440,000
Pension liabilities (note 7)                                           4,582                   7,098         6,256
Other non-current liabilities                                          4,810                   7,450         4,350
                                                                   ---------               ---------     ---------
               Total liabilities                                     748,934               1,160,089       875,345
                                                                   ---------               ---------     ---------
Commitments (note 10)

Capital subscribers' equity:
    Subscribed capital (note 8)                                      261,459                 405,000       405,000
    Additional capital                                               784,377               1,215,000     1,215,000
                                                                   ---------               ---------     ---------
                                                                   1,045,836               1,620,000     1,620,000
    Accumulated deficit                                             (171,578)               (265,775)     (372,767)
                                                                   ---------               ---------     ---------
               Total capital subscribers' equity                     874,258               1,354,225     1,247,233

                                                                   ---------               ---------     ---------
                                                              $    1,623,192         DM    2,514,324     2,122,578
                                                                   =========               =========     =========


See accompanying notes to financial statements.

                           MANNESMANN MOBILFUNK GMBH
                              Statements of Income
                  Years ended December 31, 1994, 1993 and 1992
                                 (In thousands)


                                                                    1994                1994        1993         1992
                                                                ------------          ---------   ---------    ---------
                                                                U.S. Dollars           Deutsch-    Deutsch-     Deutsch-
                                                                  (Note 1)                marks       marks        marks

Net revenues                                                    $ 1,125,994        DM 1,744,165      901,201     137,486
                                                                  ---------           ---------     --------    --------
Operating costs and expenses:
    Cost of services and products, including
       DM 5,924, DM 2,583 and DM 2,134 with
       related parties in 1994, 1993 and
       1992, respectively (note 3)                                  450,461             697,764      474,077     173,598

    Selling, general, and administrative
       expenses, including DM 56,548,
       DM 46,302 and DM 29,612 with
       related parties in 1994, 1993 and
       1992, respectively (note 3)                                  329,828             510,904      403,134     200,639

    Depreciation and amortization                                   199,573             309,139      206,229     105,916
                                                                 ----------           ---------     --------    --------
           Operating income (loss)                                  146,132             226,358     (182,239)   (342,667)

Other income (expense):
    Interest income                                                   1,840               2,851        6,587      25,809
    Interest expense (note 5)                                       (26,200)            (40,584)      (9,969)       (150)
    Other, net                                                        2,102               3,256        1,294       2,124
                                                                 ----------           ---------     --------    --------
                                                                    (22,258)            (34,477)      (2,088)     27,783
                                                                 ----------           ---------     --------    --------
Income (loss) before income taxes
    and cumulative effect of change in
    accounting principle                                            123,874             191,881     (184,327)   (314,884)

Income tax (expense) benefit (note 6)                               (54,802)            (84,889)      66,728     148,941
                                                                 ----------           ---------     --------    --------
Income (loss) before cumulative effect of
    change in accounting principle                                   69,072             106,992     (117,599)   (165,943)

Cumulative effect at January 1, 1992 of change
    in accounting for income taxes (note 6)                             --                  --           --       80,083
                                                                 ----------           ---------     --------    --------
           Net income (loss)                                   $     69,072        DM   106,992     (117,599)    (85,860)
                                                                 ==========           =========     ========    ========

See accompanying notes to financial statements.

                           MANNESMANN MOBILFUNK GMBH
                   Statements of Capital Subscribers' Equity
                  Years ended December 31, 1994, 1993 and 1992
                                 (In thousands)


                                Subscribed     Additional       Unpaid         Accumulated            Capital
                                  Capital        Capital        Capital          Deficit        Subscribers' Equity
                                ----------     ----------      ---------       -----------      -------------------
Balances at
    December 31,
    1991 (unaudited)              200,000        600,000       (115,000)        (169,308)             515,692

Net loss                               --             --             --          (85,860)             (85,860)

Issuance of subscribed
    and additional capital        205,000        615,000       (285,000)              --              535,000

Payment of unpaid capital              --             --        115,000               --              115,000

                                  -------      ---------       --------         --------            ---------
Balances at
    December 31,
    1992                          405,000      1,215,000       (285,000)        (255,168)           1,079,832

Net loss                               --             --             --         (117,599)            (117,599)

Payment of unpaid capital              --             --        285,000               --              285,000

                                  -------      ---------       --------         --------            ---------
Balances at
    December 31,
    1993                          405,000      1,215,000             --         (372,767)           1,247,233

Net income                             --             --             --          106,992              106,992

                                  -------      ---------       --------         --------            ---------
Balances at
    December 31,
    1994                       DM 405,000      1,215,000             --         (265,775)           1,354,225
                                  =======      =========       ========         ========            =========

Balances at
    December 31,
    1994 (U.S. Dollars)    $      261,459        784,377             --         (171,578)             874,258
    (Note 1)                      =======      =========       ========         ========            =========

See accompanying notes to financial statements.

                           MANNESMANN MOBILFUNK GMBH

                            Statements of Cash Flows

                  Years ended December 31, 1994, 1993 and 1992

                                 (In thousands)


                                                                  1994               1994         1993           1992
                                                              ------------         --------     --------       --------
                                                              U.S. Dollars         Deutsch-     Deutsch-      Deutsch-
                                                                (Note 1)              marks        marks         marks

Cash flows from operating activities:
    Net income (loss)                                       $       69,072    DM    106,992     (117,599)      (85,860)

    Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating
       activities:
           Cumulative effect of change in
              accounting principle                                      --               --           --       (80,083)
           Income tax expense (benefit)                             54,802           84,889      (66,728)     (148,941)
           Depreciation and amortization                           199,573          309,139      207,520       105,916
           Allowance for doubtful accounts                           5,159            7,991        7,884         2,595
           (Gain)loss on sale of equipment                           3,970            6,150        2,664          (137)
           Provision for pension costs                                 893            1,383        1,092         1,192
           Provision for other costs                                 2,001            3,100        2,000         1,360
           Changes in operating assets and liabilities
              Accounts receivable                                  (71,748)        (111,137)    (119,071)      (57,849)
              Due from affiliated companies                          1,085            1,680       13,570       (17,052)
              Inventories                                           (2,394)          (3,708)     (10,371)       (8,281)
              Prepaid expenses                                      (2,633)          (4,079)      (5,621)       (3,551)
              Other current assets                                  (2,560)          (3,966)      (1,281)         (413)
              Accounts payable                                      (7,916)         (12,262)      52,139       106,109
              Accrued expenses                                      17,467           27,056        1,722         3,360
              Due to affiliated companies                           (5,394)          (8,355)       1,898         1,477
              Pension liabilities                                     (349)            (541)         183           105
                                                                  --------         --------     --------      --------
          Net cash provided by (used in)
              operating activities                                 261,028          404,332      (29,998)     (180,053)
                                                                  --------         --------     --------      --------
Cash flows from investing activities:
    Proceeds from sale of equipment and other assets                 6,803           10,538        6,734         6,340
    Capital expenditures,
       including interest capitalized                             (444,918)        (689,178)    (811,009)     (584,791)
    Increase in other assets                                          (236)            (365)        (272)       (9,559)
                                                                  --------         --------     --------      --------
           Net cash used in investing activities                  (438,351)        (679,005)    (804,547)     (588,010)
                                                                  --------         --------     --------      --------
                                                                                                            (Continued)

                           MANNESMANN MOBILFUNK GMBH

                  Years ended December 31, 1994, 1993 and 1992

                                 (In thousands)


                                                                 1994             1994           1993          1992
                                                              -----------      ---------      ----------     ---------
                                                              U.S. Dollars      Deutsch-       Deutsch-       Deutsch-
                                                                (Note 1)          marks          marks          marks
Cash flows from financing activities:
    Proceeds from contributed capital                                   --            --        285,000       650,000
    Proceeds from issuance of long-term debt                       180,762       280,000        440,000           --
    Increase (decrease) in due to banks                             (3,633)       (5,627)        77,648           --
                                                                   -------       -------        -------      --------
           Net cash provided by financing activities               177,129       274,373        802,648       650,000
                                                                   -------       -------        -------      --------
Net increase (decrease) in cash and
    cash equivalents                                                  (194)         (300)       (31,897)     (118,063)

Cash and cash equivalents at beginning of year                      19,915        30,848         62,745       180,808
                                                                   -------       -------        -------      --------
Cash and cash equivalents at end of year                  $         19,721    DM  30,548         30,848        62,745
                                                                   =======       =======        =======      ========

The Company paid interest of DM 48,213, DM 2,301 and DM 150 in 1994, 1993 and 1992 respectively.


See accompanying notes to financial statements.

                          MANNESMANN MOBILFUNK GMBH

                        Notes to Financial Statements

                 Years ended December 31, 1994, 1993 and 1992

                  (All amounts in thousands of Deutschmarks)



(1)    Summary of Significant Accounting Policies
       ------------------------------------------


       (a)    Description of Business

              Mannesmann Mobilfunk GmbH was incorporated on September 11, 1989. At December 31, 1994 Mannesmann AG, held a controlling interest of 59.66%, and AirTouch (Netherlands) B.V. held an interest of 30.42%. In addition, a 4.5% interest equally owned by Mannesmann AG and AirTouch (Netherlands) B.V. was held in a trust, which under the terms of the Company's license, must be sold to small or medium sized German businesses.

              The Company's primary business is the construction, manufacture and operation of a private mobile cellular network ("D2") within Germany. It is conducted under a license agreement with the Federal Postal and Telecommunications Ministry expiring at the end of 2009.

              Commercial activities commenced in mid 1992 and by the end of 1994 the Company had almost 850,000 customer subscribers.

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


       (e)    Property, Plant and Equipment

              Property, plant and equipment are stated at cost. Depreciation is calculated on both the straight-line and declining balance methods over the estimated useful lives of the assets as follows:

                  Classification                                    Useful lives                  Method
                  Telecommunications equipment:
                     D2 infrastructure center                           10              10%        straight-line
                     Switching locations                                15            6.67%        straight-line
                     Base station equipment       - poles               10              30%        declining balance
                                                  - components          20               5%        straight-line
                     Transmission and message
                         switching technology                            8            12.5%        straight-line

                  Other equipment:
                     Data processing equipment                           4              30%        declining balance
                     Office equipment                                   10              30%        declining balance
                     Measuring instruments                               5              30%        declining balance
                     Vehicles                                            4              30%        declining balance

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

       (f)    Other Assets

              Other assets are stated at cost. They consist mainly of computer software, patents, rights, concessions and loan commitment fees which are being amortized over periods ranging from three to eight years on a straight-line basis.

                          MANNESMANN MOBILFUNK GMBH
                        Notes to Financial Statements


       (g)    Income Taxes

              Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and has reported the cumulative effect of the change in the method of accounting for income taxes in the 1992 statement of operations. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                          MANNESMANN MOBILFUNK GMBH
                        Notes to Financial Statements


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

       (i)    Financial Statement Translation

              The financial statements are expressed in Deutschmarks and, solely for the convenience of the reader, have been translated into United States dollars at the rate of DM 1.549 to U.S. $1, the closing rate quotation (New York time - U.S.A.) per Wall Street Journal on December 30,1994.

(2)     Cash and Cash Equivalents
        -------------------------
        This caption includes cash equivalents representing time deposits for amounts maturing within periods of between one day and three months. The balances at December 31, 1994 and 1993 are DM 24,000 and DM 28,000 respectively.

        The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of the investments.

(3)     Related Party Transactions
        --------------------------
        The Company has significant business transactions with its main capital subscribers, Mannesmann AG and AirTouch Communications, through its group company, AirTouch (Netherlands) B.V., formerly part of the PacTel Corporation group until spin off on March 21, 1994, and their respective group companies. Such transactions are normally concluded within a range of terms similar to those made with non-related parties.

        The significant balances and transactions with these current and former related parties are shown separately in the balance sheets and statements of operations. In addition, purchases of property, plant and equipment and other assets from related parties during the periods stated are shown below:

                                                                                1994              1993            1992
                                                                               ------            ------          ------
              Purchases included under property
                 plant and equipment                            DM             15,174            30,050          20,176
              Purchases included under other assets             DM                --                --            2,996

                          MANNESMANN MOBILFUNK GMBH
                        Notes to Financial Statements


(4)     Inventories
        -----------
        This caption includes stocks of affiliated products, parts and related supplies. The balances at December 31, 1994 and 1993 are as follows:

                                                                                           1994                 1993
                                                                                          ------               ------
           Mobile telephones                                                    DM        12,253               10,942
           Spare parts                                                                     7,734                2,527
           Subscriber identification Module cards                                          2,383                5,794
           Other trade goods                                                                 638                   37
                                                                                          ------               ------
                                                                                DM        23,008               19,300
                                                                                          ======               ======

(5)     Interest Cost
        -------------
        The Company commenced capitalization of interest cost during 1993 commensurate with the drawdown of its credit facility to finance continuing expansion of the infrastructure for its private mobile cellular network. The following is a summary of interest cost incurred and subject to capitalization during 1994 and 1993:

                                                                                           1994                 1993
                                                                                          ------               ------
           Interest cost capitalized                                            DM         4,092                2,980
           Other trade goods                                                              40,584                9,969
                                                                                          ------               ------
           Total interest cost incurred                                         DM        44,676               12,949
                                                                                          ======               ======

        Interest capitalized has been included in the telecommunications equipment component of property, plant and equipment.

(6)     Income Taxes
        ------------
        Total income taxes for the years ended December 31, 1994, 1993 and 1992 were allocated as follows:


                                                                              1994              1993           1992
                                                                            -------            ------         -------
           Income (loss) from continuing operations                   DM    (84,889)           66,728         148,941
           Cumulative effect of change in
              accounting for income taxes                                        --                --          80,083
                                                                            -------            ------         -------
                                                                      DM    (84,889)           66,728         229,024
                                                                            =======            ======         =======

                          MANNESMANN MOBILFUNK GMBH
                        Notes to Financial Statements


        Income tax (expense) benefit attributable to income (loss) from continuing operations for the years ended December 31, 1994, 1993 and 1992, relating solely to deferred income taxes, consists of various types of taxes as follows:

                                                                              1994              1993           1992
                                                                            -------            ------         -------
           German trade tax                                           DM    (33,963)           26,697          55,735
           German corporate tax                                             (47,376)           37,240          93,206
           German solidarity surcharge tax                                   (3,550)            2,790              --
                                                                            -------            ------         -------
                                                                      DM    (84,889)           66,728         148,941
                                                                            =======            ======         =======

        The respective rates for the above types of taxes and their application for the years ended December 31, 1994, 1993 and 1992 are analyzed as follows:

                                                                              1994             1993            1992
                                                                              -----            -----           -----
        Income before income taxes                                              100%             100%            100%
           German trade tax gross rate of 17.7% for
              1994, 1993 and 1992 applied to
              income before income taxes                                      (17.7%)          (17.7%)         (17.7%)
                                                                              -----            -----           -----
                                                                               82.3%            82.3%           82.3%

           German corporate tax gross rate of 30%
              for 1994 and 1993 and 36% for 1992
              applied to income after German trade tax,
              a net rate of 24.69% for 1994 and 1993
              and 29.6% for 1992                                             (24.69%)         (24.69%)         (29.6%)
                                                                             ------           ------           -----
                                                                              57.61%           57.61%           52.7%
           German solidarity surcharge tax gross rate of
              7.5%, announced in 1993 effective 1995,
              applied to German corporate tax net rate of
              24.69%, a net rate of 1.85%                                     (1.85%)          (1.85%)            --
                                                                             ------           ------           -----
                 Income after income taxes                                    55.76%           55.76%           52.7%
                                                                             ======            =====           =====

           German trade tax net rate                                           17.7%            17.7%           17.7%
           German corporate tax net rate                                      24.69%           24.69%           29.6%
           German solidarity surcharge tax net rate                            1.85%            1.85%             --
                                                                             ------           ------           -----
                 Combined German income tax rate                              44.24%           44.24%           47.3%
                                                                             ======           ======           =====

        These rates are based on the assumption that future profits will be distributable, otherwise higher rates would apply to retained profits. Since this accords with the future dividend

                          MANNESMANN MOBILFUNK GMBH
                        Notes to Financial Statements


        policy agreed by the capital subscribers, the adoption of the above lower basis rates is considered appropriate.

        Income tax (expense) benefit attributable to income (loss) from continuing operations was DM (84,889), DM 66,728 and DM 148,941 for the years ended December 31, 1994, 1993 and 1992 respectively, and differed from the amount computed by applying the above combined German income tax rate of 44.24 per cent for 1994 and 1993 and 47.3 per cent for 1992 to pretax income (loss) from continuing operations as a result of the following:

                                                                             1994               1993           1992
                                                                            -------            ------         -------

           Computed "expected" tax (expense) benefit                  DM    (84,889)           81,546         148,941
           Adjustments to deferred tax assets and
              liabilities for enacted changes in tax laws
              and rates from 47.3% to 44.24%
              announced in 1993                                                  --           (14,818)             --
                                                                            -------           -------         -------
                                                                      DM    (84,889)           66,728         148,941
                                                                            =======           =======         =======

        The significant components of the deferred income tax (expense) benefits attributable to the income (loss) from continuing operations for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                                                               1994              1993            1992
                                                                              ------            ------          ------
           Tax effect of the German fiscal basis
              income (loss) from continuing operations                       (89,833)           97,017         159,586
           Tax effect of the temporary differences attributable
              to items expensed for tax purposes but capitalized
              as property, plant and equipment and partly
              depreciated for book purposes                                    4,062           (16,353)        (24,666)
           Tax effect of temporary difference attributable
              to a loan commitment fee expensed for tax
              purposes but deferred as other assets and partly
              amortized for book purposes                                        882               882          (4,521)
           Tax effect of the temporary difference attributable
              to a charge expensed for tax purposes prior to
              1992, but expensed for book purposes in 1992                        --                --          18,542
           Adjustments to deferred tax assets and liabilities
              for enacted changes in tax laws and rates                           --           (14,818)             --
                                                                             -------           -------         -------
                 Net tax (expense) benefit                                   (84,889)           66,728         148,941
                                                                             =======           =======         =======

        The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liabilities at December 31,1994, 1993 and 1992 are presented below:

                          MANNESMANN MOBILFUNK GMBH
                        Notes to Financial Statements


                                                                               1994            1993             1992
                                                                             -------          -------         -------
        Deferred tax asset:

           Net operating loss carryforwards                           DM     305,638          395,471         319,097

           Less amount due from affiliated company for realization
              of the benefit of net operating loss carryforwards
              for German trade tax purposes                                 (122,283)        (158,224)       (119,408)
                                                                            --------         --------        --------
                                                                             183,355          237,247         199,689
        Deferred tax liabilities:

           Property, plant and equipment due to differences
              in capitalization and related depreciation                     (92,129)         (96,191)        (85,359)
           Loan commitment fee                                                (2,646)          (3,528)         (4,714)
                                                                            --------         --------        --------
                 Net deferred tax asset                               DM      88,580          137,528         109,616
                                                                            ========         ========        ========

        No valuation allowance for the deferred tax asset at December 31, 1994, 1993 and 1992 has been recognized. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent on the generation of future taxable income. The Company's net operating losses to date have been incurred in the start-up phase of its operations. This covered the period from incorporation in 1989 to the end of 1993, by which the time the Company was almost at a break-even level. Taxable income was generated in 1994 reducing the deferred tax asset. Based on the growth rate in the number of subscribers and projected market penetration, management believes it is more likely than not that the Company will realize the remaining benefits of the net operating loss carryforwards, which are available to reduce future income taxes over an indefinite period.

        Due to its controlling interest of more than 50%, Mannesmann AG has included the income (loss) from continuing operations of the Company for German trade tax purposes in its consolidated tax return under an agreement common to all its majority owned subsidiaries within the German fiscal jurisdiction. Under this agreement Mannesmann AG charges or credits the Company for German trade tax payable or receivable arising from the income (loss) from continuing operations. At the gross rate of 17.7% for German trade tax applicable to each of the years ended December 31, 1994, 1993 and 1992, the respective balances with Mannesmann AG of DM 122,283, DM 158,224 and DM 119,408, representing the realization of the benefits of net operating loss carryforwards, are shown under the balance sheet caption as an amount due from affiliated company. This group arrangement is not applicable to German corporate tax and, from 1995, to German solidarity surcharge tax, which is assessed on an individual legal entity basis without the benefit of group relief.

        As discussed in note 1, the Company adopted Statement 109 as of January 1, 1992. The cumulative effect of this change in accounting for income taxes of DM 80,083 was

                          MANNESMANN MOBILFUNK GMBH
                        Notes to Financial Statements


        determined as of January 1, 1992 and has been reported separately in the statement of income for the year ended December 31, 1992. This amount is due to the recognition of the net benefits attributable mainly to the deferred tax effects of net operating loss carryforwards offset partially by other temporary differences.

(7)     Pension Plans
        -------------
        The Company has two defined benefit pension plans. The first covers all of its 80 member management group (1993 and 1992 - 73 members). The second covers only 40 of its employee group (1993 and 1992 - 45 employees) representing those employees transferred with continuing pension rights from other Mannesmann AG group companies. The remaining employees totaling about 2,400 at the end of 1994 (about 2,100 and 1,500 at the end of 1993 and 1992 respectively) are not presently covered by such plans. It is intended that these employees will eventually be covered by a defined contribution plan funded externally with an insurance company. All personnel are covered by a German state pension scheme under a defined contribution plan funded equally by the employer and the employee.

        The pension liabilities shown in the balance sheet result directly from independent actuarial calculations based on the situation at the end of each year in accordance with German tax and commercial rules. Due to the relatively insignificant amount of such pension liabilities given the small number of employees covered, together with the short periods of prior service, the Company considers that any potential adjustment or additional disclosures, that would be required had Statement of Financial Accounting Standards No 87, Employers' Accounting for Pensions, been applied, would not be material.

        As noted above, the pension liabilities shown in the balance sheet represent the actuarial present value of accumulated benefit obligations. Projected benefit obligations and increases in compensation levels are not considered. The pension liabilities under these plans are not funded but considered to be represented by the Company's assets.

        The pension costs charged to income for 1994, 1993 and 1992 are DM 1,383, DM 1,076 and DM 1,192 respectively.

        The discount rate assumed in the actuarial valuations for each of the years ended December 31, 1994, 1993 and 1992 is 6%.

(8)     Subscribed Capital
        ------------------
        Subscribed capital is represented by whole sum subscription amounts, issued in the form of participation certificates, on a proportional basis to the various investing parties. The respective amounts of proportional subscriptions directly reflect the percentage of respective ownership and related voting and dividend rights. As discussed below in note 9, the payment of dividends is restricted under the credit facility agreement.

                          MANNESMANN MOBILFUNK GMBH
                        Notes to Financial Statements


(9)     Long-term debt
        --------------
        During 1993 the Company began to utilize its unsecured credit facility negotiated with a banking consortium for an amount ranging from a minimum of DM 990,000 to a maximum of DM 1,100,000. The Company is entitled to draw against the arrangement until December 31, 1995 and is able to draw Domestic and Eurofacilities on roll-over or term bases and to choose up to a maximum of five currencies with fixed and variable interest rates.

        Drawings under this facility, all in Deutschmarks, at December 31, 1994 and 1993 were as follows:

                                                                                               1994            1993
                                                                                              -------         -------
        First drawing, at end of 1994 on an annual basis until
           June 1995 at 5.7875%, at end of 1993 on an annual
           basis until June 1994 at 7.4125%                                                   200,000         200,000

        Second drawing, at end of 1994 on a monthly basis until
           January 1995 at 5.9125%, at end of 1993 on a semi-annual                            60,000          60,000
           basis until March 1994 at 6.975%

        Third drawing, first tranche, at end of 1994 on a monthly basis until
           January 1995 at 5.9125%, at end of 1993 on a
           quarterly basis until February 1994 at 6.8109%                                     150,000         180,000

        Third drawing, second tranche, at end of 1994 on a monthly basis
           until January 1995 at 5.9017%                                                      130,000              --

        Fourth drawing, first tranche, at end of 1994 on a monthly basis
           until January 1995 at 6.0805%                                                      100,000              --

        Fourth drawing, second tranche, at end of 1994 on a monthly basis
           until January 1995 at 6.0417%                                                       80,000              --
                                                                                              -------         -------
                 Total long-term debt                                           DM            720,000         440,000
                                                                                              =======         =======


        This facility also provides for a flexible repayment schedule with final maturity between June 30, 1995 and December 30, 2001. Based on the maximum credit and latest repayment scenario, the maturities of the DM 720,000 long-term debt at December 31, 1994 would be as follows:

              1995                                                              DM             --
              1996                                                                             --
              1997                                                                             --
              1998                                                                             --
              1999                                                                        170,000
              Thereafter                                                                  550,000
                                                                                          -------
                                                                                DM        720,000
                                                                                          =======

                          MANNESMANN MOBILFUNK GMBH
                        Notes to Financial Statements


        The carrying amount of the long-term debt at December 31, 1994 is considered to closely approximate fair value to the extent of the combined DM 520,000 for the second, third and fourth drawings as they are being rolled over the year end on a monthly basis at various rates, which did not change significantly during their brief exposure period. For the remaining DM 200,000 for the first drawing being rolled over the year end on an annual basis until June 1995, there is a favorable 17 basis points arising from its prior six months exposure period compared to the weighted average rate for the above monthly basis drawings, and accordingly the fair value of this portion of long-debt is deemed to decrease by DM 170 to DM 199,830.

        In accordance with the credit facility agreement the Company is also entitled to borrow up to 10% of its capital subscribers' equity on a short term basis. The payment of dividends will be dependent upon the attainment of certain minimum cash flow requirements.

(10)    Commitments
        -----------
        The Company is obligated under various noncancelable operating leases, primarily of a long-term nature, for the main administrative building, base stations and sales offices. The rental expense charged to income during 1994, 1993 and 1992 was DM 51,769, DM 40,739 and DM 25,254
        respectively.

        Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) are:

           Year ending December 31:

              1995                                                                        27,787
              1996                                                                        26,214
              1997                                                                        25,438
              1998                                                                        11,399
              1999                                                                        11,407
              2000 and beyond                                                             50,970
                                                                                         -------
                 Total minimum lease payments                                   DM       153,215
                                                                                         =======

                           New Par (A Partnership)

                  Index of Consolidated Financial Statements
                      and Financial Statement Schedules


Report of Independent Auditors ....................................................................S - 38
Consolidated Balance Sheets - December 31, 1994 and 1993...........................................S - 39
Consolidated Statements of Income - Years ended December 31, 1994,
   1993 and 1992 ..................................................................................S - 40
Consolidated Statement of Partners' Capital - Years ended December 31, 1994,
   1993 and 1992...................................................................................S - 41
Consolidated Statements of Cash Flows - Years ended December 31, 1994,
   1993 and 1992 ..................................................................................S - 42
Notes to Consolidated Financial Statements ........................................................S - 44


Schedule II - Valuation and Qualifying Accounts................................................... S - 55

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        Report of Independent Auditors


The Partnership Committee
New Par

We have audited the accompanying consolidated balance sheets of New Par as of December 31, 1994 and 1993, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule (Schedule II-Valuation and Qualifying Accounts). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Par at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  Ernst & Young LLP

February 14, 1995

                            New Par (A Partnership)
                          Consolidated Balance Sheets

                                                                    December 31
                                                                1994           1993
                                                                ----           ----
Assets
Current assets:

  Cash and cash equivalents                                 $ 33,461,000   $ 36,845,000
  Accounts receivable--trade, less allowance for doubtful
     accounts of $5,265,000 (1994) and $4,382,000
     (1993)                                                   65,799,000     51,353,000
  Financing receivables, net                                  20,774,000      6,338,000
  Due from affiliates                                             14,000         49,000
  Telephone equipment inventory                               16,142,000      8,149,000
  Prepaid expenses and other current assets                    2,796,000      1,866,000
                                                            ------------   ------------
Total current assets                                         138,986,000    104,600,000

Property, plant and equipment, net                           352,218,000    304,548,000
License acquisition costs, net                               356,034,000    367,063,000
Other assets, net of accumulated amortization
   of $6,437,000 (1994) and $10,583,000 (1993)                27,741,000     14,190,000
                                                            ------------   ------------
Total assets                                                $874,979,000   $790,401,000
                                                            ============   ============
Liabilities and partners' capital
Current liabilities:
  Accounts payable                                          $ 25,482,000   $ 18,148,000
  Accrued expenses                                            18,025,000     14,101,000
  Distribution payable to partners                            26,133,000     22,982,000
  Due to affiliates                                            1,226,000      1,813,000
  Property and other taxes payable                            15,790,000     10,955,000
  Commissions payable                                         14,207,000      9,321,000
  Deferred revenue                                            13,968,000     11,066,000
                                                            ------------   ------------
Total current liabilities                                    114,831,000     88,386,000

Deferred compensation                                            171,000           --
Commitments and contingent liabilities
Minority interests                                               556,000         22,000
Partners' capital                                            759,421,000    701,993,000
                                                            ------------   ------------
Total  liabilities and partners' capital                    $874,979,000   $790,401,000
                                                            ============   ============

See accompanying notes.

                            New Par (A Partnership)
                       Consolidated Statements of Income


                                                  Year ended December 31
                                         1994             1993             1992
                                         ----             ----             ----
Revenues
Cellular service                     $ 498,077,000    $ 390,181,000    $ 311,197,000
Telephone equipment sales,
   rental and other                     80,861,000       45,668,000       29,135,000
                                     -------------    -------------    -------------
                                       578,938,000      435,849,000      340,332,000
Costs and expenses

Cost of telephone equipment sold        61,986,000       28,037,000       14,538,000
Operating expenses                     106,544,000       85,575,000       69,818,000
Selling, general and
   administrative expenses             211,182,000      148,248,000      123,108,000
Restructuring charges                           --          648,000               --
Depreciation expense                    45,648,000       39,796,000       30,437,000
Amortization expense                    13,491,000       12,950,000       13,572,000
Depreciation of rental telephones       22,525,000       28,496,000       18,957,000
                                     -------------    -------------    -------------
                                       461,376,000      343,750,000      270,430,000
                                     -------------    -------------    -------------
Operating income                       117,562,000       92,099,000       69,902,000

Other income (expense):

  Interest and other income              2,367,000        1,100,000          272,000
  Interest expense                         (95,000)        (124,000)        (140,000)
                                     -------------    -------------    -------------
Income before provision for income
   taxes and minority interests        119,834,000       93,075,000       70,034,000
Provision for income taxes              (4,424,000)        (522,000)        (771,000)
                                     -------------    -------------    -------------
Income before minority interests       115,410,000       92,553,000       69,263,000
Minority interests                        (534,000)              --               --
                                     -------------    -------------    -------------
Net income                           $ 114,876,000    $  92,553,000    $  69,263,000
                                     =============    =============    =============


See accompanying notes.

                            New Par (A Partnership)
                  Consolidated Statement of Partners' Capital

                                   AirTouch           CCI
                                    Group            Group            Total
Balance, December 31, 1991      $ 335,865,500    $ 223,932,500    $ 559,798,000
Capital contributions               6,694,000        6,694,000       13,388,000
Distribution payable              (13,529,500)     (13,529,500)     (27,059,000)
Net income for the year ended
   December 31, 1992               34,631,500       34,631,500       69,263,000
                                -------------    -------------    -------------
Balance, December 31, 1992        363,661,500      251,728,500      615,390,000

Capital contributions                      --       29,714,000       29,714,000
Distribution payable              (17,832,000)     (17,832,000)     (35,664,000)
Net income for the year ended
   December 31, 1993               46,276,500       46,276,500       92,553,000
                                -------------    -------------    -------------
Balance, December 31, 1993        392,106,000      309,887,000      701,993,000

Distribution payable              (28,724,000)     (28,724,000)     (57,448,000)
Net income for the year ended
   December 31, 1994               57,438,000       57,438,000      114,876,000
                                -------------    -------------    -------------
Balance, December 31, 1994      $ 420,820,000    $ 338,601,000    $ 759,421,000
                                =============    =============    =============


See accompanying notes.

                            New Par (A Partnership)
                     Consolidated Statements of Cash Flows

                                                                   Year ended December 31
                                                           1994             1993             1992
                                                           ----             ----             ----
Operating activities
Net income                                            $ 114,876,000    $  92,553,000    $  69,263,000
Adjustments to reconcile net income to net cash
   provided by operating activities:

    Depreciation and amortization                        81,664,000       81,242,000       62,966,000
    Provision for losses on accounts and financing
       receivables                                       17,236,000       16,877,000        6,603,000
    Loss on sale of property, plant and equipment         5,433,000        3,534,000        1,526,000
    Provision for rental telephone losses                   142,000        4,426,000        1,214,000
    Deferred compensation                                   171,000             --               --
    Minority interests                                      534,000             --               --
    Change in operating assets and liabilities:
      Accounts receivable                               (30,336,000)     (24,533,000)     (15,987,000)
      Financing receivables                             (27,669,000)      (6,338,000)            --
      Due from affiliates                                    35,000           58,000          773,000
      Inventory                                          (7,993,000)          76,000       (2,567,000)
      Prepaid expenses and other current assets            (930,000)         (41,000)         (56,000)
      Other assets                                       (4,026,000)      (4,278,000)      (3,882,000)
      Accounts payable                                    8,448,000        4,460,000       (3,782,000)
      Accrued expenses                                    4,119,000       (3,703,000)      (3,219,000)
      Due to affiliates                                    (587,000)         556,000       (4,044,000)
      Taxes payable                                       4,835,000         (645,000)       3,386,000
      Commissions payable                                 4,886,000        2,422,000        1,537,000
      Deferred revenues                                   2,902,000        2,180,000        2,707,000
                                                      -------------    -------------    -------------
Net cash provided by operating activities               173,740,000      168,846,000      116,438,000

Investing activities
Purchase of property, plant and equipment              (123,376,000)    (104,288,000)    (114,300,000)
Proceeds from sale of property, plant and equipment         649,000        1,035,000          617,000
Purchase of cellular license interests                     (100,000)         (27,000)      (4,463,000)
                                                       ------------    -------------    -------------
Net cash (used in) investing activities                (122,827,000)    (103,280,000)    (118,146,000)

Financing activities
Capital distributions                                   (54,297,000)     (35,000,000)     (18,241,000)
Capital contributions                                          --               --          4,463,000
                                                      -------------    -------------    -------------
Net cash (used in) financing activities                 (54,297,000)     (35,000,000)     (13,778,000)
                                                      -------------    -------------    -------------
Increase (decrease) in cash and cash equivalents         (3,384,000)      30,566,000      (15,486,000)
Cash and cash equivalents at beginning of period         36,845,000        6,279,000       21,765,000
                                                      -------------    -------------    -------------
Cash and cash equivalents at end of period            $  33,461,000    $  36,845,000    $   6,279,000
                                                      =============    =============    =============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest           $      63,000    $      76,000    $      79,000
   Income taxes paid                                  $   3,889,000    $     944,000    $     675,000

                                                                                          (Continued)

                            New Par (A Partnership)
                Consolidated Statements of Cash Flows, continued

                                                                              Year ended December 31
                                                                 1994                 1993               1992
                                                              ------------        ------------        -----------
Supplemental Disclosures of Noncash Investing
Activities:
  Cellular license interests contributed by Cellular
     Communication, Inc.                                      $           --     $   28,207,000      $     4,462,000

  Purchases of property, plant and equipment included in
     current liabilities                                      $    9,491,000     $   10,800,000      $     4,417,000

Supplemental Disclosures of Noncash Financing
   Activities:
   Distribution payable to partners                           $   26,133,000     $   22,982,000      $    22,318,000



See accompanying notes.

                            New Par (A Partnership)
                   Notes to Consolidated Financial Statements
                          December 31, 1994 and 1993

1. Organization

New Par was formed on August 1, 1991 pursuant to the Amended and Restated Agreement and Plan of Merger and Joint Venture Organization dated as of December 14, 1990 between AirTouch Communications ("AirTouch") (formerly PacTel Corporation), Cellular Communications, Inc. ("CCI"), CCI Newco, Inc. and CCI Newco Sub, Inc. (the "Merger Agreement"). New Par is a Delaware general partnership equally owned by AirTouch and CCI through the following wholly-owned, indirect corporate subsidiaries:


                                      Percentage Ownership of
General Partners                              New Par
- ----------------                         -----------------
The AirTouch Group
- ------------------
AirTouch Cellular of Michigan                  27.74%
AirTouch Cellular of Ohio                      18.18
AirTouch Cellular of Saginaw, Inc.              2.64
AirTouch Cellular of Lima, Inc.                 1.44
                                              ------
                                               50.00
The CCI Group
- -------------
Cellular Communications of Cleveland, Inc.     12.45
Cellular Communications of Cincinnati, Inc.    11.22
Cellular Communications of Columbus, Inc.       7.94
Cellular Communications of Dayton, Inc.         5.19
Cellular Communications of Akron, Inc.          4.14
Cellular Communications of Canton, Inc.         2.29
Cellular Communications of Hamilton, Inc.       1.98
Lorain/Elyria Cellular Telephone Company        1.86
E&J Mobile Radio Service, Inc.                   .97
Cellular Communications of Mansfield, Inc.       .87
Midwest Mobilephone of Cincinnati, Inc.          .81
Star-Cel, Inc.                                   .21
Cellular One Sales and Service, Inc.             .07
                                              ------
                                               50.00
                                              ------
                                              100.00%
                                              ======

                            New Par (A Partnership)
             Notes to Consolidated Financial Statements (continued)

1. Organization (continued)

Each wholly-owned, indirect corporate subsidiary of AirTouch and CCI initially contributed to New Par its interests in the General Partnerships (see below). The initial contributions were accounted for at the net book value of the assets and liabilities of the General Partnerships. Each of these partnerships, among other assets, holds a license or licenses from the Federal Communications Commission ("FCC") and state authorities to operate cellular telephone systems in Cellular Geographic Service Areas as listed below. New Par owns 100% of the partnership interests in each partnership, except as noted.


         General Partnership                          Service Area
         -------------------                          ------------
Detroit Cellular Telephone Company                    Detroit, MI
Northern Ohio Cellular Telephone Company              Cleveland, OH
                                                      Lorain/Elyria, OH
                                                      Mansfield, OH
                                                      Ashtabula, OH
Southern Ohio Telephone Company                       Cincinnati, OH
                                                      Clinton, OH
Columbus Cellular Telephone Company                   Columbus, OH
                                                      Mercer, OH
Dayton Cellular Telephone Company                     Dayton, OH
Toledo Cellular Telephone Company                     Toledo, OH
                                                      Lima, OH
Grand Rapids Cellular Telephone Company               Grand Rapids, MI
Akron Cellular Telephone Company                      Akron, OH
Flint Cellular Telephone Company                      Flint, MI
                                                      Saginaw, MI
Lansing Cellular Telephone Company                    Lansing, MI
Canton Cellular Telephone Company                     Canton, OH
Hamilton Cellular Telephone Company                   Hamilton/Middletown, OH
Springfield Cellular Telephone Company                Springfield, OH
Muskegon Cellular Partnership (a)                     Muskegon, MI


(a) New Par is a 38.91% general partner in the Muskegon partnership. AirTouch Cellular of Michigan is a 40.5% general partner. The remaining 20.59% interests are owned by unaffiliated entities.

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

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of New Par, its wholly-owned partnerships, and partnerships in which New Par's interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits in interest-bearing accounts and short-term highly liquid investments purchased with a maturity of three months or less.

Telephone Equipment Inventory

Telephone equipment inventory, which consists of telephones and accessories, is stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: building - 25 years, operating plant and equipment
- - 7 to 25 years, rental telephones - 3 years and office furniture, computer and other equipment - 3 to 5 years.

                            New Par (A Partnership)
             Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

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

Other Assets

Other assets includes deferred consulting, legal and interconnection costs, prepaid rent and the long-term portion of financing receivables. The deferred costs are amortized on a straight-line basis over 3, 5 and 15 years. Prepaid rent is charged to expense on a straight-line basis over the life of the various leases.

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

                            New Par (A Partnership)
             Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

Fair Value of Financial Instruments

New Par's financial instruments consist primarily of cash and cash equivalents, accounts receivable, financing receivables, due from affiliates, accounts payable, accrued expenses, distribution payable to partners, due to affiliates, property and other taxes payable, and commissions payable. The terms and short term nature of these assets and liabilities result in their carrying value approximating fair value.

Reclassifications

Certain of the 1993 amounts have been reclassified to conform to the 1994 presentation.

3. License Acquisition Costs

License acquisition costs consist of the following:

                                                        December 31
                                                   1994              1993
                                                   ----              ----
Deferred cellular license costs                $  3,418,000     $  3,418,000
Excess of purchase price paid over the fair
   market value of tangible assets acquired     430,938,000      430,990,000
                                               ------------     ------------
                                                434,356,000      434,408,000

Accumulated amortization                         78,322,000       67,345,000
                                               ------------     ------------
                                               $356,034,000     $367,063,000
                                               ============     ============

In 1994, New Par wrote-off $152,000 of fully amortized costs and paid $100,000 in connection with its interim operating authority from the FCC for two Ohio Rural Service Areas.

In August 1991, a subsidiary of CCI ("CCI RSA") acquired the Mercer, Ohio FCC license. This license was contributed to one of the General Partnerships in accordance with the New Par Partnership Agreement. The contribution was initially recorded at CCI RSA's cost through December 31, 1991 of $1,315,000. During 1993, CCI RSA incurred an additional $19,575,000 upon the receipt of a favorable determination with respect to certain FCC matters. The additional cost was recorded as a contribution in 1993.

                            New Par (A Partnership)
             Notes to Consolidated Financial Statements (continued)

3. License Acquisition Costs (continued)

In 1993, a subsidiary of CCI contributed the Ashtabula, Ohio FCC license and the related assets and liabilities to one of the General Partnerships in accordance with the New Par Partnership Agreement. The contribution was recorded at $10,139,000, of which $8,632,000 was for the FCC license and $1,507,000 was for other assets, net of liabilities.

In 1992, New Par purchased the Clinton, Ohio FCC license from CCI RSA for $8,925,000 (CCI RSA's cost).

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                            December 31
                                                       1994             1993
                                                       ----             ----
Land                                               $ 10,062,000     $  8,709,000
Building                                             13,721,000       10,540,000
Operating plant and equipment                       394,903,000      313,966,000
Rental telephones                                    85,008,000       97,930,000
Office furniture, computer and other equipment       79,654,000       69,587,000
Construction-in-progress                             14,207,000        8,940,000
                                                   ------------     ------------
                                                    597,555,000      509,672,000
Allowance for depreciation                          244,935,000      202,876,000
Allowance for unreturned rental telephones              402,000        2,248,000
                                                   ------------     ------------
                                                   $352,218,000     $304,548,000
                                                   ============     ============

5. Financing Receivables

New Par provides financing for the purchase of cellular telephones by its customers in the form of noninterest bearing, 12 and 24 month installment contracts. Financing receivables are recorded net of a discount which is calculated based on an imputed interest rate of prime plus 1% at inception. The effective interest rate as of December 31, 1994 was 9.5%.

                            New Par (A Partnership)
             Notes to Consolidated Financial Statements (continued)

5. Financing Receivables (continued)

Financing receivables consists of the following:

                                                             December 31
                                                          1994          1993
                                                          ----          ----
Financing receivables                                 $22,110,000   $ 6,338,000
Less:  unamortized discount                               621,000          --
Less:  allowance for doubtful accounts                    715,000          --
                                                      -----------   -----------
Total current                                          20,774,000     6,338,000

Financing receivables                                  13,139,000          --
Less:  unamortized discount                               621,000          --
Less:  allowance for doubtful accounts                    631,000          --
                                                      -----------   -----------
Total noncurrent                                       11,887,000          --
                                                      -----------   -----------
                                                      $32,661,000   $ 6,338,000
                                                      ===========   ===========

6. Related Party Transactions

Due from affiliates consists of the following:

                                                               December 31
                                                            1994         1993
                                                            ----         ----
CCPR Services, Inc.                                       $ 8,000       $24,000
Cellular Communications International, Inc.                 3,000        17,000
International CableTel Incorporated                         3,000         8,000
                                                          -------       -------
                                                          $14,000       $49,000
                                                          =======       =======

                            New Par (A Partnership)
             Notes to Consolidated Financial Statements (continued)

Due to affiliates consists of the following:


                                                December 31
                                             1994         1993
                                             ----         ----
AirTouch and affiliates                   $  851,000   $  937,000
CCI and subsidiaries                         184,000      510,000
OCOM Corporation                             191,000      366,000
                                          ----------   ----------
                                          $1,226,000   $1,813,000
                                          ==========   ==========


Pursuant to the New Par Partnership Agreement, the CCI Group is responsible for appointing and employing New Par's chief executive officer and half of the next level executives and the AirTouch Group is responsible for appointing and employing the other half of the next level executives. In addition, the AirTouch Group employed the individuals associated with its former partnerships until July 1, 1992. For the year ended December 31, 1994, New Par was charged $1,215,000 and $1,099,000 for payroll and benefits by AirTouch affiliates and CCI, respectively, of which $228,000 and $2,086,000 are included in operating expenses and selling, general and administrative expenses, respectively. For the year ended December 31, 1993, New Par was charged $779,000 and $816,000 for payroll and benefits by AirTouch affiliates and CCI, respectively, of which $176,000 and $1,419,000 are included in operating expenses and selling, general and administrative expenses, respectively. For the year ended December 31, 1992, New Par was charged $9,364,000 and $836,000 for payroll and benefits by AirTouch affiliates and CCI, respectively, of which $2,154,000 and $8,046,000 are included in operating expenses and selling, general and administrative expenses, respectively.

In connection with the Merger Agreement, CCI distributed its wholly-owned subsidiary OCOM Corporation ("OCOM") to its shareholders on July 31, 1991. OCOM owns the long distance and microwave operations formerly owned by the partnerships that CCI contributed to New Par. Most of CCI's officers and directors are officers and directors of OCOM. New Par provides billing and collection services to OCOM for the long distance telephone service OCOM sells to certain of New Par's subscribers. OCOM operates the microwave transmission service between the cell sites and switches contributed by CCI. For the years ended December 31, 1994, 1993 and 1992, OCOM charged New Par $4,273,000, $4,043,000, and $4,846,000, respectively, for microwave transmission services which is included in operating expenses.

                            New Par (A Partnership)
             Notes to Consolidated Financial Statements (continued)

7. Leases

Leases for office space, sales and service centers and cell sites extend through 2039. Total rent expense for the years ended December 31, 1994, 1993 and 1992 under operating leases was $6,786,000, $5,608,000, and $4,359,000, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 1994 are as follows:


      Year ending December 31:
         1995                                    $   4,569,000
         1996                                        4,444,000
         1997                                        4,036,000
         1998                                        3,271,000
         1999                                        2,468,000
         Thereafter                                 23,790,000
                                                    ----------
                                                 $  42,578,000
                                                    ==========


8. Deferred Compensation

In 1994, New Par granted stock appreciation rights to executives and certain employees entitling them to receive cash in an amount equivalent to any excess of the market value of a stated number of shares of AirTouch and CCI stock over a stated grant price. The rights were granted at $24 per share for the AirTouch shares and $44 per share for the CCI shares. The rights vest based on the increase in the market value over the grant price. Vested rights may be exercised for cash after August 6, 1996.

As of December 31, 1994, rights based on 150,300 shares of AirTouch and 150,300 shares of CCI were outstanding. Based on the December 31, 1994 market value of AirTouch and CCI shares, the cash value of the rights in August 1996 would be $906,000. New Par recognized $171,000 of compensation expense in 1994 related to the stock appreciation rights.

                            New Par (A Partnership)
             Notes to Consolidated Financial Statements (continued)

9. Pension Plan

New Par has a defined contribution plan covering all employees who have completed six months of service and worked over 500 hours. New Par's matching and discretionary contributions are determined annually. Participants can make salary deferral contributions of 1% to 16% of annual compensation not to exceed the maximum allowed by law. New Par's expense for the years ended December 31, 1994, 1993 and 1992 was $3,352,000, $3,186,000, and $2,272,000, respectively.

10. Commitments and Contingent Liabilities

As of December 31, 1994, New Par had purchase commitments of approximately $86,000,000 primarily for operating equipment, computer equipment and cellular telephones and accessories.

In March 1994, New Par entered into a one year $5,000,000 unsecured revolving credit agreement with a bank for working capital and any other proper business purpose. New Par did not obtain any funds under this agreement during 1994. The terms of the agreement include a commitment fee of .25% per annum.

There are various legal proceedings pending against New Par in the ordinary course of business. Management believes the aggregate liabilities, if any, arising from such proceedings would not have a material adverse effect on New Par's consolidated financial position.

11. AirTouch and CCI Relationship

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

                            New Par (A Partnership)
             Notes to Consolidated Financial Statements (continued)

11. AirTouch and CCI Relationship (continued)

Pursuant to the Merger Agreement, at specified times from August 1996 through January 1998, AirTouch has the right to buy the shares of CCI it does not own at an appraised value, subject to certain adjustments. If AirTouch does not exercise this right, it will determine whether New par should be dissolved or AirTouch's interest in New Par and CCI should be sold as a whole. Upon such determination, CCI must promptly commence a process to sell CCI, although in lieu of any sales to a third party, CCI may purchase AirTouch's CCI shares and, in certain circumstances, its interest in New Par at their appraised values. Any decision by CCI to buy out AirTouch or any irrevocable election by CCI not to effect a sale pursuant to the above sale process would require the approval of CCI stockholders. In the event that either CCI or CCI's interest in New Par is sold to a third party for less than the appraised value of CCI's interest in New Par, AirTouch may be required to pay a "make-whole" amount, subject to certain downward adjustments, to the other CCI stockholders.

12. Partners' Capital

New Par is required to make cash distributions of a portion of estimated federal taxable income on a quarterly basis, subject to the amount of cash available including cash borrowable by New Par. Such distributions shall be made to the partners in proportion to their respective ownership percentages. As of December 31, 1994 and 1993, there was approximately $26,133,000 and $22,982,000, respectively, payable to the partners for the estimated federal taxable income distribution. During 1994, 1993 and 1992, New Par distributed $54,297,000, $35,000,000 and $18,241,000, respectively, pursuant to this requirement. New Par must also distribute the amount, if any, that exceeds 120% of the amount required for estimated federal income tax distributions, plus cash reasonably contemplated as being necessary for the cash payment of New Par's operating expenses (net of receipts), debt service, contingencies, budgeted capital expenditures and working capital requirements within 45 days after each quarter. Such distributions are to be made to the partners in proportion to their respective ownership percentages.

                            New Par (A Partnership)

                Schedule II - Valuation and Qualifying Accounts

               COL. A                    COL. B                COL. C                  COL. D             COL. E
               ------                    ------                ------                  ------             ------
                                                              Additions
                                                      -----------------------
                                                                     Charged
                                       Balance at     Charged to     to Other                           Balance at
                                        Beginning     Costs and      Accounts        Deductions           End of
            Description                 of Period     Expenses       Describe         Describe            Period
            -----------                ----------     ----------     --------        ----------         ----------
Year ended December 31, 1994:

Allowance for doubtful accounts       $ 4,382,000    $15,890,000       $  --       $(15,007,000)(1)    $ 5,265,000
   receivable                         ===========    ===========       =====       ============        ===========

Allowance for doubtful financing      $        --    $ 1,346,000       $  --       $         --        $ 1,346,000
   receivables                        ===========    ===========       =====       ============        ===========

Allowance for unreturned rental       $ 2,248,000    $   142,000       $  --       $ (1,988,000)(1)    $   402,000
   telephones                         ===========    ===========       =====       ============        ===========

Year ended December 31, 1993:

  Allowance for doubtful accounts     $ 4,431,000    $16,877,000       $  --       $(16,926,000)(1)    $ 4,382,000
     receivable                       ===========    ===========       =====       ============        ===========

  Allowance for unreturned rental     $   701,000    $ 4,426,000       $  --       $ (2,879,000)(1)    $ 2,248,000
     telephones                       ===========    ===========       =====       ============        ===========

Year ended December 31, 1992:

  Allowance for doubtful accounts     $ 3,241,000    $ 6,603,000       $  --       $ (5,413,000)(1)    $ 4,431,000
     receivable                       ===========    ===========       =====       ============        ===========

  Allowance for unreturned rental     $ 1,258,000    $ 1,214,000       $  --       $ (1,771,000)(1)    $   701,000
     telephones                       ===========    ===========       =====       ============        ===========


(1) Uncollectible accounts written off, net of recoveries.

                       REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of AirTouch Communications, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from Page 27 of the 1994 Annual Report to Stockholders of AirTouch Communications, Inc. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) 2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.

San Francisco, California
March 13, 1995

                 AirTouch Communications, Inc. and Subsidiaries
          Schedule II - Valuation and Qualifying Accounts and Reserves
                             (Dollars in millions)




                COL A                         COL B            COL C            COL D             COL E
- ------------------------------------        ----------       ---------        ----------        ----------
                                                              Charged
                                            Balance at        to Costs                          Balance at
                                            Beginning           and           Deductions          End
             Description                    of Period         Expenses           (a)            of Period
- ------------------------------------        ----------        --------        ----------        ----------
Year ended December 31, 1994:
    Allowance for doubtful accounts          $   9.2           $ 33.8           $  32.9           $ 10.1
    Deferred tax valuation allowance         $   4.8           $  5.7               --            $ 10.5
    Various loss reserves                    $   5.3              --            $   2.1           $  3.2

Year ended December 31, 1993:
    Allowance for doubtful accounts          $  10.0           $ 23.8           $  24.6           $  9.2
    Deferred tax valuation allowance         $   3.0           $  1.8               --            $  4.8
    Various loss reserves                    $   1.7           $  5.7           $   2.1           $  5.3

Year ended December 31, 1992:
    Allowance for doubtful accounts          $   9.7           $ 15.1           $  14.8           $ 10.0
    Deferred tax valuation allowance             --            $  3.0               --            $  3.0
    Various loss reserves                    $   2.3           $  1.2           $   1.8           $  1.7




- --------------------
(a)  Amounts in this column reflect items written off, net of recoveries.

                                  EXHIBIT INDEX

Exhibit
Number        Description
- ----------   ----------------
 3.1          Certificate of Incorporation of the Company, as filed with the
              Secretary of State of the State of Delaware on September 19, 1994
              (Exhibit 3.i to the Company's Form 8-K - Date of Report: December
              15, 1994, File No. 1-12342)

 3.2          Designation, Preferences and Rights of Series A Participating
              Preferred Stock of the Company, as filed with the Secretary of
              State of the State of Delaware on December 15, 1994 (Exhibit 3.2
              to the Company's Form 8-B, File No. 1-12342, filed January 27,
              1995)


 3.3          Amended By-laws of the Company as of November 18, 1994

 4.1          Form of Common Stock certificate

 4.2          Rights Agreement between the Company and The Bank of New York,
              Rights Agent, dated as of September 19, 1994 (Exhibit 4 to the
              Company's Form 8-K - Date of Report: December 15, 1994, File No.
              1-12342)

 10.1         Joint Venture agreement between Mannesmann Kienzle GmbH, Pacific
              Telesis Netherlands B.V., Cable and Wireless plc, DG Bank Deutsch
              Genossenschaftsbank and Lyonnaise des Eaux SA dated June 30, 1989
              (Exhibit 10.43 to the Company's Registration Statement on Form
              S-1, Registration No. 33-68012, filed August 27, 1993)

 10.2 Amended and Restated Plan of Merger and Joint Venture Organization by and among the Company, CCI, CCI Newco, Inc. and CCI Newco Sub,
              Inc. dated as of December 14, 1990 (Exhibit 1 to the Company's
              Statement on Schedule 13D filed on February 18, 1992, File No.
              1-12342)

 10.3         Termination Agreement by and among Telesis, the Company, CCI and
              Cellular Communications of Ohio, Inc. dated December 11, 1992
              (Exhibit 5 to Amendment No. 28 to the Company's Statement on
              Schedule 13D filed on December 12, 1992, File No. 1-12342)

 10.4         Separation Agreement by and between the Company and Pacific
              Telesis Group, dated as of October 7, 1993 (Exhibit 10.1 to the
              Company's Registration Statement on Form S-1, Registration
              No. 33-68012, filed August 27, 1993)

 10.5         Amendment No. 1 to Separation Agreement between the Company and
              Pacific Telesis Group, dated November 2, 1993 (Exhibit 10.2 to the
              Company's 1993 Annual Report on Form 10-K, File No. 1-12342)

 10.6         Amendment No. 2 to Separation Agreement between the Company and
              Pacific Telesis Group, dated as of March 25, 1994

 10.7         Amendment No. 3 to Separation Agreement between the Company and
              Pacific Telesis Group, dated as of April 1, 1994

 10.8         Credit Agreement dated as of March 25, 1994 between AirTouch
              Communications, Inc. and Bank of America National Trust and
              Savings Association

 10.9         First Amendment dated as of November 1, 1994 to the Credit
              Agreement dated as of March 25, 1994 between AirTouch
              Communications, Inc. and Bank of America National Trust and
              Savings Association

 10.10        Agreement on Retirement and Relocation Benefits between Mr.
              Christensen and the Company, dated as of March 31, 1994

 10.11 Joint Venture Organization Agreement dated as of July 25, 1994 between the Company and U S WEST Inc. (Exhibit 10.1 to the
              Company's Quarterly Report on Form 10-Q for the period ended June
              30, 1994, File No. 1-12342)

 10.12        Agreement of Limited Partnership of WMC Partners, L.P. dated as of
              July 25, 1994 by and between the Company and U S WEST Inc.
              (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, File No. 1-12342)

 10.13        Agreement of Limited Partnership of PCS Nucleus, L. P. dated as of
              July 25, 1994 by and between the Company and U S WEST Inc.
              (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, File No. 1-12342)


 10.14 Investment Agreement dated as of July 25, 1994 by and between the Company and U S WEST Inc. (Exhibit 10.4 to the Company's Quarterly
              Report on Form 10-Q for the period ended June 30, 1994, File No.
              1-12342)

 10.15 Agreement of Exchange dated as of July 25, 1994 by and between the Company and U S WEST Inc. (Exhibit 10.5 to the Company's Quarterly
              Report on Form 10-Q for the period ended June 30, 1994, File No.
              1-12342)

 10.16 Trust Agreement of Exchange dated as of July 25, 1994 by and between the Company and U S WEST Inc. (Exhibit 10.6 to the
              Company's Quarterly Report on Form 10-Q for the period ended June
              30, 1994, File No. 1-12342)

 10.17 Agreement of Limited Partnership dated as of October 20, 1994 between CELLCO Partnership and WMC Partners, L.P.(Exhibit 10.1 to the Company's Form 8-K - Date of Report: October 20, 1994, File
              No. 1-12342)

 10.18        Agreement of Limited Partnership dated as of October 20, 1994 of
              PCS PrimeCo, L.P. (Exhibit 10.2 to the Company's Form 8-K - Date of Report: October 20, 1994, File No. 1-12342)

 10.19        Standstill Agreement dated as of October 20, 1994 between AirTouch
              Communications, Inc. and Bell Atlantic Corporation (Exhibit 10.3 to the Company's Form 8-K - Date of Report: October 20, 1994, File
              No. 1-12342)

 10.20        Standstill Agreement dated as of October 20, 1994 between AirTouch
              Communications and NYNEX Corporation (Exhibit 10.4 to the
              Company's Form 8-K - Date of Report: October 20, 1994, File No.
              1-12342)

 10.21        Standstill Agreement dated as of October 20, 1994 between AirTouch
              Communications and CELLCO Partnership (Exhibit 10.5 to the
              Company's Form 8-K - Date of Report: October 20, 1994, File No.
              1-12342)

 10.22        Representative Employment Agreement for Messrs. Ginn, Cox,
              Christensen, Sarin and Mrs. Gill

 10.23 Representative Employment Agreement for Mr. Schmitt and other officers of the Company

 10.24 Form of Indemnity Agreement between the Company and each of its directors and certain officers

 10.25        Trust Agreement No. 1 for AirTouch Communications, Inc.
              Supplemental Executive Pension Plan Benefits

 10.26        AirTouch Communications, Inc. Deferred Compensation Plan

 10.27        AirTouch Communications, Inc. Deferred Compensation Plan for
              Nonemployee Directors (Exhibit 10.10 to the Company's 1993 Annual
              Report on Form 10-K, File No. 1-12342)

 10.28        AirTouch Communications, Inc. Supplemental Executive Pension Plan
              (Exhibit 10.12 to the Company's 1993 Annual Report on Form 10-K,
              File No. 1-12342)

 10.29        AirTouch Communications, Inc. Executive Life Insurance Plan
              (Exhibit 10.13 to the Company's 1993 Annual Report on Form 10-K,
              File No. 1-12342)

 10.30        AirTouch Communications, Inc. Executive Long-Term Disability Plan
              (Exhibit 10.14 to the Company's 1993 Annual Report on Form 10-K,
              File No. 1-12342)

 10.31 Description of the Company's Business Travel Accident Insurance for Non-Employee Directors


 13           1994 Annual Report to Security Holders - Financial Section

 21           Subsidiaries of the Registrant

 23.1         Consent of Coopers & Lybrand

 23.2         Consent of Ernst & Young

 23.3         Consent of KPMG Deutsche Treuhand-Gesellschaft


 23.4         Consent of Coopers & Lybrand - Re: CMT Partners

 24           Power of Attorney

 27           Financial Data Schedule

 99           Modification of Final Judgment, United States District Court,
              District of Columbia, in "U.S. v. American Tel. & Tel. Co.," Civil
              Action No. 82-0192 (Exhibit 99 to the Company's Registration
              Statement on Form S-1, Registration No. 33-68012, filed on
              August 27, 1993)