Form 10-K/A
period 1994-12-31
AIRTOUCH COMMUNICATIONS
filed 1995-04-05
CIK 904255

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994.


                         COMMISSION FILE NUMBER 1-12342

                               -------------------

                         AIRTOUCH COMMUNICATIONS, INC.

A DELAWARE CORPORATION                         I.R.S. EMPLOYER NUMBER 94-3213132

                             ONE CALIFORNIA STREET
                            SAN FRANCISCO, CA 94111
                                 (415) 658-2000

                               --------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    Title of each class                        Name of each exchange on which registered
    -------------------                        -----------------------------------------
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
                                 YES   X        NO
                                      ----           ----

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated Parts of this Form 10-K:

                 1994 Annual Report to Stockholders - Part II
                 1995 Proxy Statement - Part III

                                  FORM 10-K/A
                                AMENDMENT NO. 1


The undersigned registrant hereby amends Item 11 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 as set forth below. Such item, as amended, excludes from incorporation by reference certain portions of the registrant's 1995 Proxy Statement, as permitted by Rule 402(a)(8) of Regulation S-K. With respect to one such excluded portion, the performance graph, the registrant has refiled its Proxy Statement to correct the inadvertent transposition of the titles "Peer Group" and "S&P 500" in the graph and the table under the graph.


                                    PART III

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings "Director Compensation and Related Transactions" on page 5 and "Executive Compensation" and "Employment Contracts and Termination of Employment or Change-in-Control Arrangements" on pages 10 through 15 of the Company's 1995 Proxy Statement, which are incorporated herein by reference.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTOUCH COMMUNICATIONS, INC.



By:      /s/ Kristina Veaco
         ----------------------
         Kristina Veaco
         Assistant Secretary

Dated:   April 5, 1995