Form 10-Q
period 1995-03-31
AIRTOUCH COMMUNICATIONS
filed 1995-05-15
CIK 904255

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


                         COMMISSION FILE NUMBER 1-12342

                                 _____________

                         AIRTOUCH COMMUNICATIONS, INC.

A DELAWARE CORPORATION                       I.R.S. EMPLOYER NUMBER 94-3213132

                             ONE CALIFORNIA STREET
                            SAN FRANCISCO, CA 94111
                                 (415) 658-2000

                                 _____________



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X           NO
                               -------          -------


     At April 30, 1995, 494,273,822 shares of common stock were outstanding.

                         PART I -- FINANCIAL INFORMATION


      ITEM 1.  FINANCIAL STATEMENTS

                     Condensed Consolidated Statements of Income    . . . . . . . . . . . . . . . .      3

                     Condensed Consolidated Balance Sheets    . . . . . . . . . . . . . . . . . . .      4

                     Condensed Consolidated Statements of Cash Flows    . . . . . . . . . . . . . .      5

                     Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . . .      6

                     Supplementary Selected Proportionate Financial Data    . . . . . . . . . . . .      9


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . .     10

                REPORT OF INDEPENDENT ACCOUNTANTS   . . . . . . . . . . . . . . . . . . . . . . . .     15



                         PART II -- OTHER INFORMATION


      ITEM 5.  OTHER INFORMATION    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . .     20

                        PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)


                                                                     For the 3 Months Ended
                                                                            March 31,
                                                                     ----------------------
                                                                       1995          1994
                                                                     -------       -------
         Operating Revenues
           Wireless services and other revenues                      $ 339.2       $ 256.6
           Cellular and paging equipment sales                          28.0          19.6
                                                                     -------       -------
           Operating Revenues                                          367.2         276.2
                                                                     -------       -------
         Operating Expenses
           Cost of revenues                                             43.6          33.8
           Cost of cellular and paging equipment sales                  33.1          18.9
           Selling and customer operations                             108.5          72.0
           General, administrative, and other                           78.1          72.1
           Depreciation and amortization                                49.9          45.5
                                                                     -------       -------
           Total Operating Expenses                                    313.2         242.3
                                                                     -------       -------
         Operating Income                                               54.0          33.9
         Interest expense                                               (3.9)         (1.6)
         Minority interests in net income of consolidated
             wireless systems                                           (8.9)         (6.3)
         Equity in net income (loss) of unconsolidated
             wireless systems:
                 Domestic                                               35.4          26.4
                 International                                          (6.4)         (4.0)
         Interest income                                                12.1          12.8
         Miscellaneous expense                                          (8.5)         (4.5)
                                                                     -------       -------
         Income before income taxes                                     73.8          56.7
         Income taxes                                                   38.5          29.2
                                                                     -------       -------
         Net Income                                                    $35.3         $27.5
                                                                     =======       =======
         Net income per share                                          $0.07         $0.06
                                                                     =======       =======
         Weighted average shares outstanding (in millions)             494.1         492.5
                                                                     =======       =======



   The accompanying Notes are an integral part of the Condensed Consolidated
                             Financial Statements.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                                                        March 31,          December 31,
                                                                                           1995                1994
                                                                                       -----------         ------------
                                                                                       (Unaudited)
         ASSETS
            Current Assets:
               Cash and cash equivalents                                                 $  446.7            $  429.0
               Accounts receivable, net of allowance for uncollectibles
                 of $14.1 and $10.1 in 1995 and 1994, respectively                          179.3               173.3
               Held-to-maturity investments                                                  77.2               310.1
               Available-for-sale securities                                                   --               101.3
               Other receivables                                                             54.9               128.2
               Due from affiliates                                                           26.2                25.9
               Other current assets                                                          88.1                98.5
                                                                                         --------            --------
               Total Current Assets                                                         872.4             1,266.3
                                                                                         --------            --------
            Property, plant, and equipment                                                1,645.2             1,560.7
            Less: accumulated depreciation                                                  622.5               585.4
                                                                                         --------            --------
            Net property, plant, and equipment                                            1,022.7               975.3
                                                                                         --------            --------
            Investments in unconsolidated wireless systems                                2,002.1             1,697.9
            Intangible assets, net                                                          498.6               470.5
            Deferred charges and other noncurrent assets                                     69.6                78.0
                                                                                         --------            --------
            Total Assets                                                                 $4,465.4            $4,488.0
                                                                                         ========            ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
            Current Liabilities:
               Accounts payable                                                          $  160.0            $  202.9
               Short-term borrowings                                                         10.5                80.0
               Other current liabilities                                                    162.7               246.9
                                                                                         --------            --------
               Total Current Liabilities                                                    333.2               529.8
                                                                                         --------            --------
            Long-term debt                                                                  127.4               120.2
            Deferred income taxes                                                           202.5               209.2
            Deferred credits                                                                141.6                39.4
                                                                                         --------            --------
            Total Liabilities                                                               804.7               898.6
                                                                                         --------            --------
            Commitments and contingencies
            Minority interests in consolidated wireless systems                             134.1               129.8
                                                                                         --------            --------

            Stockholders' Equity:
               Preferred stock ($.01 par value;  50,000,000 shares authorized;
                 no shares issued or outstanding)                                              --                  --
               Common stock ($.01 par value; 1,100,000,000 shares authorized;
                 494,388,191 shares issued and 494,265,231 shares outstanding at March 31, 1995; 493,915,064 shares issued and 493,792,104
                 shares outstanding at December 31, 1994)                                     4.9                 4.9
               Additional paid-in capital                                                 3,741.3             3,730.4
               Accumulated deficit                                                         (254.7)             (290.0)
               Cumulative translation adjustment                                             19.1                11.1
               Other                                                                         16.0                 3.2
                                                                                         --------            --------
               Total Stockholders' Equity                                                 3,526.6             3,459.6
                                                                                         --------            --------
            Total Liabilities and Stockholders' Equity                                   $4,465.4            $4,488.0
                                                                                         ========            ========

   The accompanying Notes are an integral part of the Condensed Consolidated
                             Financial Statements.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                                 For the 3 Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  1995            1994
                                                                                -------          -------
         Cash From (Used For) Operating Activities:
         Net income                                                             $  35.3          $  27.5
         Adjustments to reconcile net income for items currently
          not affecting operating cash flows:
           Depreciation and amortization                                           49.9             45.5
           Deferred income taxes                                                    4.3             (2.5)
           Minority interests in net income of consolidated
              wireless systems                                                      8.9              6.3
           Equity in net income of unconsolidated wireless systems                (29.0)           (22.4)
           Distributions received from equity investments                          19.7             13.9
           Changes in assets and liabilities:
              Accounts receivable, net                                             (5.4)             0.4
              Other current assets and receivables                                 80.3             (9.2)
              Deferred charges and other noncurrent assets                        (22.7)            (7.8)
              Accounts payable and other current liabilities                     (125.5)            --
              Deferred credits and other liabilities                                8.5            (33.9)
                                                                                -------          -------
         Cash From Operating Activities                                            24.3             17.8
                                                                                -------          -------
         Cash From (Used For) Investing Activities:
           Additions to property, plant, and equipment, net                       (92.5)           (78.5)
           Investment in unconsolidated wireless systems                         (199.3)            (0.9)
           Maturities (purchase) of held-to-maturity investments                  232.9           (250.4)
           Maturities of available-for-sale securities                            121.8             --
           Other investing activities                                             (11.8)            (2.4)
                                                                                -------          -------
         Cash From (Used For) Investing Activities                                 51.1           (332.2)
                                                                                -------          -------
         Cash From (Used For) Financing Activities:
           Retirement of notes and obligations payable                              --              (2.6)
           Distributions to minority interests in consolidated
              wireless systems                                                     (4.6)            (7.0)
           Contributions from minority interests in consolidated
              wireless systems                                                      --              34.7
           Decrease in short-term borrowings                                      (69.4)             --
           Proceeds from issuing long-term debt                                     1.8              8.8
           Proceeds from shares issued under incentive plans                       10.3              --
           Other financing activities                                               3.6              5.4
                                                                                -------          -------
         Cash From (Used For) Financing Activities                                (58.3)            39.3
                                                                                -------          -------
         Effect of exchange rate changes on Cash and Cash Equivalents               0.6             --
         Increase (Decrease) In Cash and Cash Equivalents                          17.7           (275.1)
         Beginning Cash and Cash Equivalents                                      429.0            646.7
                                                                                -------          -------
         Ending Cash and Cash Equivalents                                       $ 446.7          $ 371.6
                                                                                =======          =======


   The accompanying Notes are an integral part of the Condensed Consolidated
                             Financial Statements.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




A.    BASIS OF PRESENTATION

      AirTouch Communications, Inc. and its subsidiaries (the "Company") provide wireless telecommunications services in the United States, Europe, and Asia. The Company is a holding company and its principal subsidiaries are AirTouch Cellular, AirTouch Paging, AirTouch International, and AirTouch Teletrac. These subsidiaries principally provide cellular, paging, and vehicle location services.

      The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries and partnerships in which the Company has controlling interests. Entities in which the Company has significant influence but does not have a controlling interest are shown in the Condensed Consolidated Financial Statements using the equity method of accounting. All significant intercompany balances and transactions have been eliminated. Certain prior period items have been reclassified to conform with the 1995 format; however, these reclassifications did not affect previously reported net income or accumulated deficit.

      The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. The Company recommends that these interim financial statements be read in conjunction with the financial statements presented in the Company's 1994 Annual Report.

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


B.    CHANGE IN ACCOUNTING ESTIMATE

      The Company recently completed a review of the estimated service lives of certain domestic and international cellular telecommunications equipment. As a result, the Company extended the estimated service lives of such equipment from seven to ten years. The change was made to reflect more accurately the estimated periods that such assets will remain in service and was effective January 1, 1995. The new ten year depreciation period is consistent with current industry standards. This change increased net income by approximately $5.2 million for the three months ended March 31, 1995, and increased earnings per share by approximately $0.01 per share.

C.    EARNINGS PER SHARE

      Earnings per share were computed using weighted average common shares outstanding totaling 494,088,455 for the three months ended March 31, 1995, and 492,500,000 for the three months ended March 31, 1994.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




D.    INVESTMENTS IN UNCONSOLIDATED WIRELESS SYSTEMS

      The Company's investments in unconsolidated wireless systems increased approximately $304 million from December 31, 1994. The increase primarily consisted of $212 million of capital contributions and investments in international and domestic ventures and $82 million in foreign currency translation gain on certain international investments due to the weakening of the Dollar.

      Summary Financial Information

      Condensed operating results for the Company's significant equity investments are as follows:

                                                   For the 3 Months Ended
                                                          March 31,
                                                   -----------------------
                                                    1995             1994
                                                   ------           ------
                                                      (Dollars in millions)
                 NEW PAR
                   Operating revenues              $146.9           $116.0 (a)
                   Operating income                $ 36.8           $ 21.3 (a)
                   Net income                      $ 37.2           $ 21.6

                 Mannesmann Mobilfunk GmbH
                   Net revenues                    $305.9           $171.1
                   Operating income (loss)         $ 74.5           $ (2.9)
                   Net income (loss)               $ 38.0           $ (4.3)

                 CMT Partners
                   Operating revenues              $ 95.8           $ 76.9
                   Operating income                $ 32.2           $ 30.9
                   Net income                      $ 36.1           $ 33.1

                 -----------------

                 (a) Revised from previously issued financial statements to conform to 1995 presentation.

E.    CONTINGENCIES

      A class action complaint was filed in November 1993 naming the Company as general partner for Los Angeles SMSA Limited Partnership. In April 1995, Los Angeles Cellular Telephone Company ("LACTC") was named as a necessary party to the action. The plaintiff alleges that LACTC and the Company conspired to fix the price of wholesale and retail cellular service in the Los Angeles market. The plaintiff alleges damages for the class "in a sum in excess of $100 million." The Company has answered the complaint and intends to defend itself vigorously. The Company is attempting to consolidate this case with several other class actions (see below) making identical allegations. In addition, two other non-class action antitrust cases making similar allegations are pending. In April 1995, a Federal class action complaint filed in Los Angeles was dismissed on a motion for summary judgment, and is being appealed. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




      In three separate class action complaints filed during October and November 1994 in San Diego (2) and San Francisco, all brought by the same counsel, plaintiffs allege similar facts and circumstances as the complaint described in the previous paragraph. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position.

      The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, management does not believe they will have a materially adverse effect on the results of operations or financial position of the Company.

      In the ordinary course of business, the Company has issued various letters of responsibility and letters of support for performance guarantees, refundable security deposits and credit facilities of certain subsidiaries and affiliates. These letters of responsibility and letters of support provide varying degrees of recourse to the Company, but in the aggregate they would not have a material adverse impact on the Company's financial position or results of operations. Separately, as of March 31, 1995, the Company guaranteed approximately $9.0 million owed by a third party. The Company believes that the likelihood of having to pay under the guarantee is remote. A subsidiary of the Company guarantees the liabilities of a third party, for which the subsidiary is indemnified by minority stockholders unaffiliated with the Company. The Company provided a letter supporting the commercial paper program entered into by Telecel Comunicacoes Pessoais, S.A. If certain loan covenants are not met, the Company may be liable for its proportionate share of the loans, approximately $7.8 million. The Company believes that the possibility it will be required to pay under these various arrangements is remote.

F.    SUBSEQUENT EVENTS

      The Company was recently notified by the California State Attorney General that no suit will be brought against the Company with respect to the investigation by the Attorney General of the pricing of cellular telephone service in the Los Angeles market.

      In 1993, Congress passed legislation prohibiting state and local governments from regulating the rates for commercial mobile radio services, including cellular service. States with rate regulation in place on June 1, 1993, including California, were given the opportunity to petition the Federal Communications Commission ("FCC") for continuation of such authority. The California Public Utilities Commission ("CPUC") filed such a petition with the FCC. The statute requires states to demonstrate that market conditions fail to protect consumers from unjust and unreasonable rates, or unjustly and unreasonably discriminatory rates. On May 11, 1995 the FCC denied the CPUC's petition, finding that the CPUC failed to meet the statutory standard. The FCC's order is effective on or before August 8, 1995.

SUPPLEMENTARY SELECTED PROPORTIONATE FINANCIAL DATA

The following table is not required by generally accepted accounting principles ("GAAP") or intended to replace the Condensed Consolidated Financial Statements prepared in accordance with GAAP. It is presented to provide supplemental data. However, because significant assets of the Company are not consolidated, the Company believes that proportionate financial and operating data facilitate the understanding and assessment of its consolidated financial statements. The following proportionate accounting table reflects the relative weight of the Company's ownership interests in its domestic and international systems and excludes certain investments for which the Company does not receive timely detailed income statements.

                                                                      For the 3 Months Ended
                                                                             March 31,
                                                                     --------------------------
                                                                       1995              1994
                                                                     -------            -------
                                                                       (Dollars in millions)
TOTAL COMPANY
    Total proportionate net operating revenues (1)                    $553.8            $370.7
    Total proportionate operating income (1)                          $ 94.3            $ 48.2
    Total proportionate operating cash flow (1) & (2)                 $188.8            $117.7


DOMESTIC CELLULAR OPERATING RESULTS
    Service and other revenues                                        $334.6            $257.7
    Equipment sales                                                     22.8              18.2
    Cost of equipment sales                                            (31.3)            (18.3)
                                                                      ------            ------
    Net operating revenues                                             326.1             257.6
                                                                      ------            ------
    Cost of revenues                                                    34.2              30.1
    Selling, general, administrative and other expenses                142.6             108.8
    Depreciation expense                                                39.9              39.1
    Amortization expense                                                 5.4               5.1
                                                                      ------            ------
    Total costs and expenses                                           222.1             183.1
                                                                      ------            ------
    Operating income                                                  $104.0            $ 74.5
                                                                      ======            ======
    Operating cash flow (2)                                           $149.3            $118.7
                                                                      ======            ======


(1) Total proportionate results do not include certain international and insignificant domestic cellular investments for which the Company does not receive detailed income statements on a timely basis. The net loss associated with the international investments was approximately $12.2 million for the three months ended March 31, 1995.

(2) Operating cash flow is defined as operating income plus depreciation and amortization and is not the same as cash flow from operating activities in the Company's Condensed Consolidated Statements of Cash Flows. Proportionate operating cash flow represents the Company's ownership interest in the respective entities multiplied by the entities' operating cash flows and does not represent cash available to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of AirTouch Communications, Inc., together with its consolidated subsidiaries and partnerships (the "Company"). This discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes, the Company's 1994 Annual Report to Stockholders, and Form 10-K for the year ended December 31, 1994.

Under generally accepted accounting principles ("GAAP"), the Company reports revenues and expenses in its consolidated income statement for each subsidiary and partnership in which it has a controlling interest. The Company uses the equity method to account for the operating results of entities over which the Company has significant influence but in which it does not have a controlling interest. A discussion of the Company's domestic cellular results of operations on a proportionate basis follows the GAAP presentation in "Proportionate Results of Domestic Cellular Operations." Proportionate accounting is not required by GAAP or intended to replace the Condensed Consolidated Financial Statements prepared in accordance with GAAP.

RESULTS OF OPERATIONS

The following discussion compares the Company's results of operations for the three months ended March 31, 1995, and 1994.

WIRELESS SERVICES AND OTHER REVENUES. Wireless services and other revenues consist of revenues from cellular, paging, vehicle location and other services. Such revenues increased $82.6 million for the first quarter of 1995 over the prior year period primarily as a result of a $61.2 million increase in domestic cellular revenues. Domestic cellular subscribers increased 47.0% mainly due to continued subscriber growth particularly in the consumer market during the last half of 1994. The rapid increase in new cellular customers is largely the result of increased demand in the consumer segment of the market. Consumer customers typically subscribe to lower usage plans than business customers, and as a result increases in cellular service revenues have not kept pace with subscriber growth. Average revenue per domestic cellular subscriber declined 11.6% for the first quarter of 1995 over the prior year period. Additionally, payments to other carriers for unbillable roaming fraud continue to reduce revenues. Because a high percentage of new subscribers are consumer users, the Company expects that average revenue per subscriber will follow the industry trend and continue to decline as the Company adds new subscribers.

CELLULAR AND PAGING EQUIPMENT. Equipment sales revenue consists of revenues from sales of cellular telephones and pagers. Equipment sales are not a primary part of the Company's cellular and paging businesses. Equipment sales increased $8.4 million for the first quarter of 1995 over the prior year period. The Company faces competitive pressure to sell telephone handsets at or below cost, which resulted in a negative equipment margin in the first quarter of 1995. The Company believes, however, that reduced prices for equipment have contributed significantly to subscriber growth, particularly in the consumer market. Additionally, equipment write downs and other adjustments contributed to the negative margin in the first quarter of 1995. The Company expects contribution margins of equipment sales to remain negative as it responds to competitive market pressure.

COST OF REVENUES. These costs primarily consist of interconnection charges with wireline telephone companies for cellular and paging operations, other network related expenses, and equipment costs for credit-card verification terminals. Costs associated with credit-card verification terminals amounted to 5.5% and 3.8% of the cost of revenues in the first quarter of 1995 and 1994, respectively. Cost of revenues as a percentage of wireless services and other revenues was 12.3% and 12.8% for the first quarter of 1995 and 1994, respectively, after eliminating amounts related to credit-card verification terminals. The decline reflects effective cost management and technical efficiencies obtained by taking advantage of lower cost traffic configurations, as well as economies of scale for the fixed and variable components of interconnection costs (including certain rate reductions). Cost of revenues is expected to continue to decline as a percentage of wireless services and other revenues.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

SELLING AND CUSTOMER OPERATIONS EXPENSES. These expenses primarily consist of compensation to sales channels, salaries, and related benefits for sales and customer service personnel, and billing, advertising, and promotional expenses. Such expenses increased $36.5 million in the first quarter of 1995 over the prior year period. As a percentage of operating revenues, these expenses increased from 26.0% in the first quarter of 1994 to 29.5% during the 1995 period. The increase is primarily due to subscriber growth programs established during the second half of 1994 to attract new domestic cellular subscribers, and are primarily for commissions paid for new cellular subscribers, and advertising and other promotional expenses associated with new marketing efforts. Additionally, customer operations were expanded to support the increased number of subscribers. The Company expects the increase in customer operations expenses to grow less rapidly once its new customer support system is fully operational. Deployment of the customer support system is being phased in each of the Company's managed markets, and is expected to be completed by early 1996. However, selling and customer operations expenses are expected to increase as a percentage of operating revenues as the Company continues its promotional programs and marketing efforts to increase the number of subscribers.

GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES. These expenses primarily consist of salaries, wages and related benefits for general and administrative personnel, international license application costs, and other overhead expenses. Such expenses increased $6.0 million in the first quarter of 1995 over the prior year period. The increase primarily relates to the additional expenses for certain corporate functions previously provided by Pacific Telesis Group ("Telesis"). General, administrative, and other expenses declined as a percentage of operating revenues from 26.1% in the first quarter of 1994 to 21.3% during the 1995 period. On April 1, 1994, the Company was spun-off from Telesis.

DEPRECIATION AND AMORTIZATION. These charges primarily consist of depreciation expense on the Company's domestic cellular and paging networks, as well as amortization of intangibles such as Federal Communications Commission ("FCC") license costs and goodwill. Depreciation and amortization increased $4.4 million for the first quarter of 1995 over the prior year period. However, depreciation and amortization declined as a percentage of operating revenues from 16.5% in the first quarter of 1994 to 13.6% during the 1995 period. Depreciation expense was reduced by approximately $7 million due to a change in the estimate of useful lives for certain cellular assets from seven to ten years effective January 1, 1995. This reduction is expected to be consistent in each of the remaining quarters of 1995. Depreciation and amortization are expected to continue to decline as a percentage of operating revenues.

EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED WIRELESS SYSTEMS

DOMESTIC. Domestic equity earnings increased $9.0 million for the first quarter of 1995 over the prior year period primarily as a result of the increased earnings of CMT Partners and New Par, partially offset by the development expenses incurred by the Company's personal communications services ("PCS") ventures. A portion of the increased earnings of CMT Partners and New Par resulted from the effect of extending the depreciable lives of certain assets from seven to ten years effective January 1, 1995.

INTERNATIONAL. Equity losses for international unconsolidated wireless systems increased $2.4 million for the first quarter of 1995 over the prior year period. While the profitability of Mannesmann Mobilfunk GmbH ("MMO") and operations in Belgium increased, and losses from operations in Portugal decreased, losses from operations in Japan together with approximately $10.2 million of equity losses from start-up joint ventures in Italy, South Korea and Spain, resulted in an increase in equity losses. A portion of the increased earnings of MMO resulted from the effect of extending the depreciable lives of certain assets from seven to ten years effective January 1, 1995.

MISCELLANEOUS INCOME (EXPENSE). Miscellaneous expense primarily consists of unrealized losses on foreign currency fluctuations of economic hedges caused by a decline in value of the Dollar. A majority of the unrealized loss is due to the mismatch in the book value of an equity investment (resulting from start-up losses) in relation to the value of qualifying hedges. The remainder of the unrealized loss is due to the Yen denominated obligations, used to acquire certain Japanese investments, which do not qualify for hedge accounting treatment.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

TELETRAC. Teletrac reported pre-tax losses of $6.1 million and $9.0 million for the three months ended March 31, 1995 and 1994, respectively. In its current mode of operations, the Company does not expect Teletrac's operations to be profitable for the foreseeable future. The Company intends to further pursue cost containment measures to minimize Teletrac's operating losses. The Company has no plans to expand Teletrac's operations and is evaluating various alternatives, including disposition of the business. Teletrac must file with the FCC by May 23, 1995, a list of markets it intends to build-out, if any, in order to maintain the licenses it holds for markets in which systems have not yet been constructed. Licenses not built-out by April 1996 will be forfeited.

PROPORTIONATE RESULTS OF DOMESTIC CELLULAR OPERATIONS

The following table is unaudited and is not required by GAAP or intended to replace the Condensed Consolidated Financial Statements prepared in accordance with GAAP. It is presented to provide supplemental data. Because significant assets of the Company are not consolidated, the Company believes that proportionate financial and operating data facilitate the understanding and assessment of its Condensed Consolidated Financial Statements. The following proportionate accounting table reflects the relative weight of the Company's ownership interests in its consolidated domestic cellular subsidiaries and in New Par (Ohio/Michigan), Cellular Communications, Inc. (Ohio/Michigan), and CMT Partners (California, Texas, Missouri, and Kansas).

SELECTED PROPORTIONATE DOMESTIC CELLULAR OPERATING DATA

OPERATING RESULTS  (For the Three Months Ended March 31, 1995 and 1994)

(Dollars in millions)                                        1995         1994
- ---------------------                                        ----         ----
Service and other revenues                                 $ 334.6      $ 257.7
Equipment sales                                               22.8         18.2
Cost of equipment sales                                      (31.3)       (18.3)
                                                           -------      -------
Net operating revenues                                       326.1        257.6
                                                           -------      -------
Cost of revenues                                              34.2         30.1
Selling and customer operations                              113.7         81.3
General, administrative and other                             28.9         27.5
Depreciation and amortization                                 45.3         44.2
                                                           -------      -------
Total operating expenses                                     222.1        183.1
                                                           -------      -------
Operating income                                           $ 104.0      $  74.5
                                                           =======      =======

Operating cash flow(1)                                     $ 149.3      $ 118.7
                                                           =======      =======
Capital expenditures, excluding acquisitions               $  63.0      $  50.8
                                                           =======      =======


OPERATING DATA  (March 31,1995 and 1994)
(Amounts in thousands)                                       1995         1994
- ----------------------                                       ----         ----

POPs(2)                                                     35,390       34,889
Proportionate cellular subscribers(3)                        1,664        1,131
- --------------------------------------------------------------------------------

See footnotes

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)





Footnotes:

(1) Operating cash flow is defined as operating income plus depreciation and amortization and is not the same as cash flow from operating activities in the Company's Condensed Consolidated Statements of Cash Flows. Proportionate operating cash flow represents the Company's ownership interest in the respective domestic cellular entities multiplied by the entities' operating cash flows. As such, proportionate operating cash flow does not represent cash available to the Company.

(2) POPs are the estimated market population multiplied by the Company's ownership interest in the cellular system in that market.

(3) Cellular subscriber data includes only those cellular systems that are included in the operating results shown in Selected Proportionate Domestic Cellular Operating Data multiplied by the Company's ownership interest. Data from certain cellular systems is excluded because the data is not available on a timely basis and is insignificant.

Cellular service and other revenues increased 29.8% for the first quarter of 1995 over the prior year period. The increase is attributable to 47.1% growth in the number of subscribers, which is the result of growth programs employed to penetrate the consumer market during 1994. However, increases in cellular service and other revenues have not kept pace with subscriber growth because of declining average revenue per subscriber, resulting from the change in customer mix between the business and consumer segments of the subscriber base. The Company expects that average revenue per subscriber will follow the industry trend and continue to decline as the Company adds new subscribers.

Equipment sales revenue consists of revenues from sales of cellular telephones and increased 25.3% for the first quarter of 1995 over the prior year period. The Company faces competitive pressure to sell telephone handsets at or below cost, which resulted in a negative equipment margin in the first quarter of 1995. The Company believes, however, that reduced prices for equipment have contributed significantly to subscriber growth, particularly in the consumer market. Additionally, equipment write downs and other adjustments contributed to the negative margin in the first quarter of 1995. The Company expects contribution margins of equipment sales to remain negative as it responds to competitive market pressure.

Cost of revenues increased 13.6% for the first quarter of 1995 over the prior year period. However, the cost of revenues declined as a percentage of net operating revenues from 11.7% in the first quarter of 1994 to 10.5% during the 1995 period. The decrease reflects economies of scale of fixed and variable network costs which are spread over a larger subscriber base, technical efficiencies, and continuing cost containment efforts in each of the Company's markets.

Selling and customer operations expenses increased 39.9% for the first quarter of 1995 over the prior year period. These expenses increased as a percentage of net operating revenues from 31.6% in the first quarter of 1994 to 34.9% during the 1995 period. This reflects an increase in sales commissions, advertising, promotional expenses, and billing expenses associated with the increased number of domestic cellular subscribers.

COMPETITION AND REGULATION

The Company's domestic operations are highly regulated and its results of operations may be significantly affected by new regulatory developments. In addition, the offering of cellular and paging services in the Company's domestic and international markets is continuing to be increasingly competitive. See Item 1, "Business" in the Company's 1994 Form 10-K for an extensive discussion of these matters.

CONTINGENCIES

The Company is party to various legal proceedings including certain antitrust litigation. See Note E, "Contingencies," in the Notes to Condensed Consolidated Financial Statements.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)




LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, and pay its current obligations. The Company requires substantial capital to expand and operate its existing wireless systems, to construct new wireless systems, and to acquire interests in existing wireless systems. During the three month period ended March 31, 1995, the Company made capital expenditures of $95.5 million for additions to its cellular and paging networks and other capital improvements primarily to increase capacity and to support rapid customer growth. Other investments included $187.1 million of capital contributions to unconsolidated wireless systems, and $12.2 million for the cost of acquiring interests in wireless systems. These expenditures included: additional investment in Globalstar, contributions to cellular ventures in Italy, South Korea, and Spain; new and additional investments in Canada and Germany; and payment for PCS broadband and narrowband licenses.

The Company will be required to make substantial expenditures in connection with its efforts to expand its wireless business. At March 31, 1995, the Company was committed to spend approximately $160 million for the acquisition of property, plant, and equipment. In addition to these commitments and including the expenditures described in the preceding paragraph, the Company expects to make capital expenditures of approximately $920 million during 1995 and 1996 to increase the capacity of the existing analog network and to deploy digital technology. The Company expects to make capital contributions to its existing international and domestic joint ventures, including the recently acquired PCS broadband licenses and the associated market build-out, of approximately $880 million through the end of 1996. In March 1995, PCS PrimeCo, in which the Company, U S WEST, Bell Atlantic and NYNEX are partners, was the high bidder for eleven PCS broadband licenses for Major Trading Areas in the FCC's auction. The Company's share of the cost of the licenses is approximately $277 million. Also, approximately $720 million will be spent for the purchase of additional CCI shares as described below.

Under the terms of a merger agreement with Cellular Communications, Inc. ("CCI"), the Company is obligated to purchase up to 10.04 million CCI shares in October 1995 at $60 per share, and to purchase from CCI shares or stock options representing in the aggregate approximately 2.4 million shares at a price of $60 per share, less the exercise price in the case of stock options (the "Mandatory Redemption Obligation" or "MRO"). The Company's funding obligation in connection with the MRO will not exceed $720 million. To support the MRO obligation, the Company has a revolving line of credit for $600 million. A $600 million irrevocable letter of credit has been issued under the credit facility for the benefit of CCI and expires in 1996. In addition, beginning in August 1996, the Company may be obligated to make payments to CCI stockholders in the event that the Company does not elect to purchase CCI's interest in New Par at an appraised value.

The amount of cash available, including cash and cash equivalents, investments in securities, available unused financial arrangements, off balance sheet financing, and cash from 1995 operations, will not be sufficient to fund the Company's capital needs. Further, the Company does not expect its operations to generate sufficient cash to meet its capital requirements for the next several years. The Company is in the process of negotiating a revolving credit facility which is expected to be finalized by mid-1995. The amount of the facility is expected to be sufficient to meet the Company's cash requirements for the remainder of the year. The Company is also considering raising additional funds through public or private sales of debt or equity securities.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of AirTouch Communications, Inc.:


We have reviewed the condensed consolidated balance sheet of AirTouch Communications, Inc. and Subsidiaries as of March 31, 1995 and the related condensed consolidated statements of income for the three-month period ended March 31, 1995 and 1994 and cash flows for the three-month period ended March 31, 1995 and 1994. These financial statements are the responsibility of management.

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

We have also reviewed the Supplementary Selected Proportionate Financial Data for the three-month period ended March 31, 1995 and 1994 presented on page 9. As described on page 9, the Supplementary Selected Proportionate Financial Data have been prepared by management to present relevant financial information that is not provided by the condensed consolidated financial statements and is not intended to be a presentation in accordance with generally accepted accounting principles.

Based on our review, we are not aware of any material modifications that should be made to the Supplementary Selected Proportionate Financial Data referred to above for them to be in conformity with the basis of accounting described on page 9.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of AirTouch Communications, Inc. and Subsidiaries as of December 31, 1994, and the related consolidated statements of income, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated March 13, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is presented fairly, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/  Coopers & Lybrand L.L.P.

San Francisco, California
May 11, 1995

                           PART II--OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

The Company uses consolidation and proportionate principles of accounting to present certain financial information. Proportionate financial information is not required by generally accepted accounting principles ("GAAP") or intended to replace the Condensed Consolidated Financial Statements prepared in accordance with GAAP. Under GAAP, the Company consolidates the entities in which it has a controlling interest, and uses the equity method to account for entities when the Company has significant influence but does not have a controlling interest. In contrast, proportionate accounting reflects the Company's relative ownership interests in operating revenues and expenses for both its consolidated and equity method entities.


                   SELECTED SUPPLEMENTAL FINANCIAL DATA (1)

- -----------------------------------------------------------------------------------
                                 TOTAL COMPANY


                                                             For the 3 Months Ended
                                                                   March 31,
                                                             ----------------------
                                                              1995            1994
                                                             ------          ------
                                                             (Dollars in millions)
     Consolidated capital expenditures, excluding
       acquisitions and capital calls (GAAP basis)           $ 95.5          $ 68.3
     Total proportionate net operating revenues              $553.8          $370.7
     Total proportionate operating income                    $ 94.3          $ 48.2
     Total proportionate operating cash flow (2)             $188.8          $117.7

                                                                   March 31,
                                                             ----------------------
                                                             1995             1994
                                                           --------         -------
                                                                (in thousands)
     Total proportionate cellular POPs (3)                  100,065          75,290
     Total proportionate cellular subscribers (4)             2,109           1,322
     Total proportionate paging units in service (4)          1,760           1,375
- -----------------------------------------------------------------------------------

                               OTHER INFORMATION
                                  (continued)




                  DOMESTIC CELLULAR OPERATIONS - PROPORTIONATE

                                                             For the 3 Months Ended
                                                                    March 31,
                                                             ----------------------
                                                              1995            1994
                                                             ------          ------
                                                             (Dollars in millions)
Domestic Operating Results
     Service and other revenues                              $334.6          $257.7
     Equipment sales                                           22.8            18.2
     Cost of equipment sales                                  (31.3)          (18.3)
                                                             ------          ------
     Net operating revenues                                   326.1           257.6
                                                             ------          ------
     Cost of revenues                                          34.2            30.1
     Selling and customer operations                          113.7            81.3
     General, administrative, and other expenses               28.9            27.5
     Depreciation expense                                      39.9            39.1
     Amortization expense                                       5.4             5.1
                                                             ------          ------
     Total costs and expenses                                 222.1           183.1
                                                             ------          ------
     Operating income                                        $104.0          $ 74.5
                                                             ======          ======

     Operating cash flow (2)                                 $149.3          $118.7
     Operating cash flow margin                                45.8%           46.1%
     Capital expenditures, excluding acquisitions            $ 63.0          $ 50.8


                                                                    March 31,
                                                             ----------------------
                                                              1995            1994
                                                             ------          ------
                                                                (in thousands)
Operating Data
     Total POPs, domestic (3)                                35,390          34,889
     Proportionate subscribers, domestic                      1,664           1,131
- ------------------------------------------------------------------------------------

                               OTHER INFORMATION
                                  (continued)



                         DOMESTIC PAGING OPERATIONS (5)

                                                            For the 3 Months Ended
                                                                   March 31,
                                                            ----------------------
                                                             1995            1994
                                                            ------          ------
                                                            (Dollars in millions)
Domestic Operating Results
     Service and other revenues                              $50.9          $42.5
     Equipment sales                                          11.3            9.1
     Cost of equipment sales                                  (9.7)          (8.1)
                                                             -----          -----
     Net operating revenues                                   52.5           43.5
     Total operating expenses before depreciation
      and amortization                                        35.2           28.5
     Depreciation and amortization                             9.7            8.6
                                                             -----          -----
     Operating income                                        $ 7.6          $ 6.4
                                                             ======         ======

     Operating cash flow (2)                                 $17.3          $15.0
     Operating cash flow margin                               33.0%          34.5%
     Capital expenditures, excluding acquisitions            $13.3          $11.6

                                                                 March 31,
                                                            --------------------
                                                            1995           1994
                                                            -----          -----
                                                              (in thousands)
Operating Data
     Units in service                                       1,634          1,264
- ---------------------------------------------------------------------------------

                            INTERNATIONAL OPERATIONS

                                                         For the 3 Months Ended
                                                                  March 31,
                                                         ----------------------
                                                           1995          1994
                                                         -------       --------
                                                          (Dollars in millions)
Cellular Operating Results
     Income / (loss) (6)                                  $(11.6)       $(8.3)
     Impact of start-ups on income / (loss) (7)           $(10.2)       $(2.1)

                                                                 March 31,
                                                           ---------------------
                                                            1995           1994
                                                           ------         ------
                                                              (in thousands)
Operating Data
     Proportionate cellular POPs                           64,675         40,401
     Proportionate cellular subscribers (4)                   445            191
     Proportionate paging units in service (4)                126            111
- --------------------------------------------------------------------------------

See footnotes

                               OTHER INFORMATION
                                  (continued)


Footnotes:

(1) Because significant assets of the Company are not consolidated, the Company believes that proportionate financial and operating data facilitate the understanding and assessment of its results. Unlike consolidation accounting, proportionate accounting is not in accordance with generally accepted accounting principles. Proportionate accounting reflects the relative weight of the Company's ownership interests in its domestic and international systems and excludes certain minority investments for which the Company does not receive timely financial and operating data.

(2) Operating cash flow is defined as operating income plus depreciation and amortization and is not the same as cash flow from operating activities in the Company's Condensed Consolidated Statements of Cash Flows. Proportionate operating cash flow represents the Company's ownership interest in the respective entities' operating cash flows. As such, proportionate operating cash flow does not represent cash available to the Company.

(3) POPs are the estimated market population multiplied by the Company's ownership interest in that market and includes markets in which the networks are under construction.

(4) Reflects total subscribers of all cellular systems and total units in service of all paging systems outside the United States in which the Company owns an interest multiplied by the Company's ownership interest.

(5)  Domestic paging is wholly owned by the Company.

(6) Represents the Company's share of income or loss (after foreign taxes where applicable) for international cellular systems including Germany, Portugal, Belgium, Sweden, Japan, South Korea, Italy, and Spain.

(7) Represents the Company's share of income or loss (after foreign taxes where applicable) for international cellular systems which have not yet completed twelve months of commercial service, as follows:

                          1st Qtr 1995:    Italy, South Korea, and Spain

                          4th Qtr 1994:    Italy, South Korea, and Japan

                          1st Qtr 1994:    Japan

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         Exhibits identified below are incorporated herein by reference as exhibits hereto.

                      Exhibit
                      Number                              Description
                      -------                             -----------
                        15              Letter re unaudited interim financial information

                        27              Financial Data Schedule


(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the period.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AIRTOUCH COMMUNICATIONS, INC.

By:   /s/ Mohan S. Gyani
    -------------------------
          Mohan S. Gyani
          Vice President, Finance and Treasurer
         (Principal Accounting Officer)


Date:  May 12, 1995

                                 Exhibit Index

Ex 15            Letter Re Unaudited Interim
                 Financial Information

Ex 27            Financial Data Schedule