Form 10-Q
period 1995-06-30
AIRTOUCH COMMUNICATIONS
filed 1995-08-14
CIK 904255

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995


                         COMMISSION FILE NUMBER 1-12342

                                  -------------


                          AIRTOUCH COMMUNICATIONS, INC.

A DELAWARE CORPORATION                        I.R.S. EMPLOYER NUMBER 94-3213132

                              ONE CALIFORNIA STREET
                             SAN FRANCISCO, CA 94111
                                 (415) 658-2000

                                  -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  x    NO
                                   -----    -----

At July 31, 1995, 494,955,159 shares of common stock were outstanding.

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               Condensed Consolidated Statements of Income ........................................   3

               Condensed Consolidated Balance Sheets ..............................................   4

               Condensed Consolidated Statements of Cash Flows ....................................   5

               Notes to Condensed Consolidated Financial Statements ...............................   6

               Supplementary Selected Proportionate Financial Data ................................   9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ......................................................  10

         REPORT OF INDEPENDENT ACCOUNTANTS ........................................................  16



                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................  17

ITEM 5.  OTHER INFORMATION ........................................................................  17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .........................................................  20

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

                                                          For the 3 Months Ended         For the 6 Months Ended
                                                                 June 30,                       June 30,
                                                          ----------------------         ----------------------
                                                            1995          1994             1995          1994
                                                          --------       -------         -------        -------
Operating Revenues
     Wireless services and other revenues                  $369.1        $278.7           $708.3        $535.3
     Cellular and paging equipment sales                     26.0          21.5             54.0          41.1
                                                           ------        ------           ------        ------
     Total Operating Revenues                               395.1         300.2            762.3         576.4
                                                           ------        ------           ------        ------

Operating Expenses
     Cost of revenues                                        52.9          38.1             96.5          71.9
     Cost of cellular and paging equipment sales             27.8          21.0             60.9          39.9
     Selling and customer operations expenses               139.3          84.5            247.8         156.5
     General, administrative, and other expenses             89.6          78.0            167.7         150.1
     Depreciation and amortization                           50.9          50.0            100.8          95.5
                                                           ------        ------           ------        ------
     Total Operating Expenses                               360.5         271.6            673.7         513.9
                                                           ------        ------           ------        ------
Operating Income                                             34.6          28.6             88.6          62.5

Interest expense                                             (0.5)         (1.6)            (4.4)         (3.2)
Minority interests in net income of consolidated
   wireless systems                                          (4.7)         (7.0)           (13.6)        (13.3)
Equity in net income (loss) of unconsolidated
   wireless systems:
        Domestic                                             43.4          36.6             78.8          63.0
        International                                        (4.9)         (2.2)           (11.3)         (6.2)
Interest income                                              11.0          12.5             23.1          25.3
Miscellaneous expense                                        (0.3)         (0.2)            (8.8)         (4.7)
                                                           ------        ------           ------        ------
Income before income taxes                                   78.6          66.7            152.4         123.4
Income taxes                                                 39.9          33.6             78.4          62.8
                                                           ------        ------           ------        ------
Net Income                                                 $ 38.7        $ 33.1           $ 74.0        $ 60.6
                                                           ======        ======           ======        ======

Net income per share                                       $ 0.08        $ 0.07           $ 0.15        $ 0.12
                                                           ======        ======           ======        ======

Weighted average shares outstanding (in millions)           494.6         493.3            494.3         492.9
                                                           ======        ======           ======        ======

               The accompanying Notes are an integral part of the
                  Condensed Consolidated Financial Statements.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                                                         June 30,        December 31,
                                                                                           1995              1994
                                                                                       -----------       ------------
                                                                                       (Unaudited)
ASSETS
    Current Assets:
       Cash and cash equivalents                                                        $  217.7           $  429.0
       Accounts receivable, net of allowance for uncollectibles of
         $15.6 and $10.1 in 1995 and 1994, respectively                                    211.9              173.3
       Held-to-maturity investments                                                          --               310.1
       Available-for-sale securities                                                         --               101.3
       Other receivables                                                                    61.6              128.2
       Due from affiliates                                                                  17.5               25.9
       Other current assets                                                                 88.8               98.5
                                                                                        --------           --------
       Total Current Assets                                                                597.5            1,266.3
                                                                                        --------           --------
    Property, plant, and equipment                                                       1,839.0            1,560.7
    Less: accumulated depreciation                                                         661.8              585.4
                                                                                        --------           --------
    Net property, plant, and equipment                                                   1,177.2              975.3
                                                                                        --------           --------
    Investments in unconsolidated wireless systems                                       2,250.7            1,697.9
    Intangible assets, net                                                                 496.5              470.5
    Deferred charges and other noncurrent assets                                            77.1               78.0
                                                                                        --------           --------
    Total Assets                                                                        $4,599.0           $4,488.0
                                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Current Liabilities:
       Accounts payable                                                                 $  229.6           $  202.9
       Short-term borrowings                                                                38.7               80.0
       Other current liabilities                                                           136.4              246.9
                                                                                        --------           --------
       Total Current Liabilities                                                           404.7              529.8
                                                                                        --------           --------
    Long-term debt                                                                         123.1              120.2
    Deferred income taxes                                                                  216.3              209.2
    Deferred credits                                                                       143.3               39.4
                                                                                        --------           --------
    Total Liabilities                                                                      887.4              898.6
                                                                                        --------           --------
    Commitments and contingencies
                                                                                        --------           --------

    Minority interests in consolidated wireless systems                                    137.5              129.8
                                                                                        --------           --------
    Stockholders' Equity:
       Preferred stock ($.01 par value;  50,000,000 shares authorized;  no shares
          issued or outstanding)                                                             --                 --
       Common stock ($.01 par value; 1,100,000,000 shares authorized; 494,961,876 shares issued and 494,795,514 shares outstanding at June 30, 1995;
          493,915,064 shares issued and 493,792,104 shares outstanding at
          December 31, 1994)                                                                 4.9                4.9
       Additional paid-in capital                                                        3,750.9            3,730.4
       Accumulated deficit                                                                (216.0)            (290.0)
       Cumulative translation adjustment                                                    14.6               11.1
       Other                                                                                19.7                3.2
                                                                                        --------           --------
       Total Stockholders' Equity                                                        3,574.1            3,459.6
                                                                                        --------           --------
    Total Liabilities and Stockholders' Equity                                          $4,599.0           $4,488.0
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

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                         For the 6 Months Ended
                                                                                                June 30,
                                                                                         ----------------------
                                                                                           1995          1994
                                                                                         --------      --------
Cash From (Used For) Operating Activities:
Net income                                                                               $  74.0       $  60.6
Adjustments to reconcile net income for items currently not
    affecting operating cash flows:
       Depreciation and amortization                                                       100.8          95.5
       Deferred income taxes                                                                 7.4          10.5
       Minority interests in net income of consolidated wireless systems                    13.6          13.3
       Equity in net income of unconsolidated wireless systems                             (67.5)        (56.8)
       Distributions received from equity investments                                       45.9          40.8
       Changes in assets and liabilities:
          Accounts receivable, net                                                         (44.5)         (5.6)
          Other current assets and receivables                                              84.0         (14.5)
          Deferred charges and other noncurrent assets                                       3.9         (24.9)
          Accounts payable and other current liabilities                                  (140.9)        (11.0)
          Deferred credits and other liabilities                                            13.0           0.7
                                                                                         -------       -------
Cash From Operating Activities                                                              89.7         108.6
                                                                                         -------       -------

Cash From (Used For) Investing Activities:
    Additions to property, plant, and equipment, net                                      (232.1)       (164.3)
    Investment in unconsolidated wireless systems                                         (428.4)        (75.1)
    Maturities of held-to-maturity investments                                             310.1           9.4
    Maturities (purchase) of available-for-sale securities                                  91.7         (59.2)
    Other investing activities                                                             (19.8)         (7.7)
                                                                                         -------       -------
Cash Used For Investing Activities                                                        (278.5)       (296.9)
                                                                                         -------       -------

Cash From (Used For) Financing Activities:
    Retirement of notes and obligations payable                                             (7.1)         (7.9)
    Distributions to minority interests in consolidated wireless systems                   (11.6)        (12.2)
    Contributions from minority interests in consolidated wireless systems                   5.7          34.3
    Decrease in short-term borrowings                                                      (41.5)          --
    Proceeds from issuing long-term debt                                                     2.1           9.0
    Proceeds from shares issued under incentive plans                                       25.7           --
    Other financing activities                                                               3.2           9.0
                                                                                         -------       -------
Cash From (Used For) Financing Activities                                                  (23.5)         32.2
                                                                                         -------       -------
Effect of exchange rate changes on Cash and Cash Equivalents                                 1.0           --
                                                                                         -------       -------
Decrease In Cash and Cash Equivalents                                                     (211.3)       (156.1)
Beginning Cash and Cash Equivalents                                                        429.0         646.7
                                                                                         -------       -------
Ending Cash and Cash Equivalents                                                         $ 217.7       $ 490.6
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

         The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. The Company recommends that these interim financial statements be read in conjunction with the financial statements presented in the Company's 1994 Annual Report to Stockholders.

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


B.       CHANGE IN ACCOUNTING ESTIMATE

         The Company recently completed a review of the estimated service lives of certain domestic and international cellular telecommunications equipment. As a result, the Company extended the estimated service lives of such equipment from seven to ten years. The change was made to reflect more accurately the estimated periods that such assets will remain in service and was effective January 1, 1995. The new ten year depreciation period is consistent with current industry standards. The Company estimates that this change will increase net income in each quarter of 1995 by approximately $5 million and increase earnings per share in each quarter of 1995 by approximately $0.01 per share.

C.       EARNINGS PER SHARE

         Earnings per share were computed using weighted average common shares outstanding totaling 494,588,000 and 493,265,000 for the three-month periods ended June 30, 1995 and 1994, respectively, and 494,338,000 and 492,897,000 for the six-month periods ended June 30, 1995 and 1994, respectively.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



D.       INVESTMENTS IN UNCONSOLIDATED WIRELESS SYSTEMS

         The Company's investments in unconsolidated wireless systems increased $552.8 million from December 31, 1994. The increase primarily consisted of $440.9 million of capital contributions and investments in international and domestic ventures, $67.5 million from equity earnings from investments, and $84.3 million in foreign currency translation gain on certain international investments due to the weakening of the dollar.

         Summary Financial Information

         Condensed operating results for the Company's significant equity investments are as follows:

                                                   For the 3 Months Ended               For the 6 Months Ended
                                                          June 30,                             June 30,
                                                   ----------------------               ----------------------
                                                    1995            1994                 1995            1994
                                                   ------          ------               ------          ------
                                                                      (Dollars in millions)
              NEW PAR
                Operating revenues                 $186.6          $141.6(a)            $349.4          $268.1(a)
                Operating income                   $ 52.1          $ 37.3               $ 88.9          $ 58.6
                Net income                         $ 52.6          $ 35.3               $ 89.8          $ 56.9

              Mannesmann Mobilfunk GmbH
                Net revenues                       $384.3          $208.8               $690.2          $379.9
                Operating income                   $ 97.2          $ 18.2               $171.7          $ 15.3
                Net income                         $ 50.3          $  5.1               $ 88.3          $  0.8

              CMT Partners
                Operating revenues                 $111.1          $100.6               $206.9          $188.5
                Operating income                   $ 36.8          $ 32.9               $ 69.0          $ 63.8
                Net income                         $ 42.9          $ 37.0               $ 79.0          $ 70.1

              ----------------------------
              (a) Revised from previously issued financial statements to conform to 1995 presentation.


E.       CONTINGENCIES

         A class action complaint was filed in November 1993 naming the Company as general partner for Los Angeles SMSA Limited Partnership. In April 1995, Los Angeles Cellular Telephone Company ("LACTC") was named as a necessary party to the action. The plaintiff has alleged that LACTC and the Company conspired to fix the price of wholesale and retail cellular service in the Los Angeles market. The plaintiff alleged damages for the class "in a sum in excess of $100 million." The Company has answered the complaint and is defending itself vigorously. This case has been consolidated for purposes of discovery with two other class actions making identical price fixing allegations. In addition, one of two other non-class action antitrust cases brought by cellular agents making similar allegations was settled. The other is pending. In April 1995, a Federal class action complaint filed in Los Angeles was dismissed on a motion for summary judgment, and is under appeal.

         In three separate class action complaints filed during October and November 1994 in San Diego (2) and San Francisco, all brought by the same counsel, plaintiffs also allege price fixing by the two cellular carriers in the complaint described in the previous paragraph. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position.

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

         In the ordinary course of business, the Company has issued various letters of responsibility and letters of support for performance guarantees, refundable security deposits and credit facilities of certain subsidiaries and affiliates. These various arrangements provide varying degrees of recourse to the Company, however the Company believes the possibility is remote that it will be required to pay. At June 30, 1995, the Company's proportionate share of the outstanding balances of the above arrangements was approximately $52 million. Additionally, a subsidiary of the Company guarantees the liabilities of a third party, for which the subsidiary is indemnified by minority stockholders unaffiliated with the Company.


F.       SUBSEQUENT EVENTS

         On July 20, 1995, the Company obtained for general corporate purposes an unsecured $2 billion, five year revolving credit facility (the "Facility") from a syndicate of banks. The Facility provides $1.4 billion immediately available to the Company and upon termination of the Company's existing $600 million revolving line of credit, an additional $600 million will become available. The interest rate under the Facility is an index rate (LIBOR) plus an applicable margin based on the Company's long-term, senior unsecured debt rating. The commitment fee on the undrawn, available balance will also be determined with reference to the Company's credit rating. Drawings under the Facility are available in US dollars or selected foreign currencies, however, drawings of Eurocurrencies are not to exceed the US dollar equivalent of $300 million.

         In 1993, Congress passed legislation prohibiting state and local governments from regulating the rates for commercial mobile radio services, including cellular service. States with rate regulation in place on June 1, 1993, including California, were given the opportunity to petition the Federal Communications Commission ("FCC") for continuation of such authority. The California Public Utilities Commission ("CPUC") filed such a petition with the FCC which was vigorously opposed by the Company and others. The FCC denied the CPUC's decision in an interim decision issued in May 1995. The FCC issued a final Order on August 8, 1995, thereby preempting the CPUC's authority over rates and the same day the Company withdrew its rate related tariffs. The CPUC will retain authority over other "terms and conditions" of the provision of cellular service in California.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES


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

                                                             For the 3 Months Ended            For the 6 Months Ended
                                                                    June 30,                          June 30,
                                                             ----------------------            ----------------------
                                                              1995            1994              1995            1994
                                                             ------          ------            -------         ------
                                                                               (Dollars in millions)
TOTAL COMPANY
   Total proportionate net operating revenues (1)            $615.5          $420.3(a)         $1,169.3        $791.0(a)
   Total proportionate operating income (1)                  $ 81.3          $ 56.7(a)         $  175.6        $104.9(a)
   Total proportionate operating cash flow (1) & (2)         $183.5          $134.4(a)         $  372.3        $252.1(a)

   (a) Revised from previously issued financial data to include the effects of the Company's interests in the Nagoya, Osaka, and Tokyo areas of Japan

DOMESTIC CELLULAR OPERATING RESULTS
   Service and other revenues                                $368.9          $284.8            $  703.5        $542.5
   Equipment sales                                             20.9            13.2                43.7          31.4
   Cost of equipment sales                                    (25.2)          (14.6)              (56.5)        (32.9)
                                                             ------          ------            --------        ------
   Net operating revenues                                     364.6           283.4               690.7         541.0
                                                             ------          ------            --------        ------

   Cost of revenues                                            39.3            30.9                73.5          61.0
   Selling and customer operations                            133.9            89.2               247.6         170.5
   General, administrative and other expenses                  36.1            30.3                65.0          57.8
   Depreciation expense                                        39.9            40.7                79.8          79.8
   Amortization expense                                         5.6             4.8                11.0           9.9
                                                             ------          ------            --------        ------
   Total costs and expenses                                   254.8           195.9               476.9         379.0
                                                             ------          ------            --------        ------
   Operating income                                          $109.8          $ 87.5            $  213.8        $162.0
                                                             ======          ======            ========        ======

   Operating cash flow (2)                                   $155.3          $133.0            $  304.6        $251.7
                                                             ======          ======            ========        ======

(1) Total proportionate results do not include certain international investments and insignificant domestic cellular investments for which the Company does not receive detailed income statements on a timely basis. The Company's share of losses (after foreign taxes where applicable) associated with the excluded international investments was approximately $5.7 million and $17.9 million for the three-month and six-month periods ended June 30, 1995, respectively.

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

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of AirTouch Communications, Inc., together with its consolidated subsidiaries and partnerships (the "Company"). This discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes, the Company's 1994 Annual Report to Stockholders, and Form 10-K for the year ended December 31, 1994 including Item 1, "Business" therein.

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


RESULTS OF OPERATIONS

The following discussion compares the Company's results of operations for the three-month and six-month periods ended June 30, 1995, and 1994.

WIRELESS SERVICES AND OTHER REVENUES. Wireless services and other revenues consist of revenues from cellular, paging, vehicle location and other services. Such revenues increased $90.4 million and $173.0 million for the three and six month periods of 1995 over the corresponding periods of 1994, respectively, primarily as a result of $67.0 million and $128.3 million increases in domestic cellular revenues. Domestic cellular subscribers increased 48.3% over 1994 primarily due to continued subscriber growth, particularly in the consumer market beginning in the second half of 1994. Consumer customers typically subscribe to lower usage plans than business customers, and as a result, increases in cellular service revenues have not kept pace with subscriber growth. Average revenue per domestic cellular subscriber declined 10.2% for the six month period of 1995 over the comparable period of 1994. The Company expects that average revenue per subscriber will follow the industry trend and continue to decline as the Company adds new subscribers because a high percentage of new subscribers are consumer users. In addition, fraudulent usage has had a negative effect on both revenues and costs. The Company is taking aggressive actions to deter fraudulent usage.

CELLULAR AND PAGING EQUIPMENT SALES. Equipment sales revenue consists of revenues from sales of cellular telephones and pagers. Equipment sales are not a principal part of the Company's cellular and paging businesses. Equipment sales increased $4.5 million and $12.9 million for the three and six month periods of 1995 over the corresponding periods of 1994, respectively. The Company faces competitive pressure to sell telephone handsets at or below cost, which results in negative equipment margins. Other adjustments to equipment cost of sales, in the first quarter of 1995, contributed to the negative margin in the first half of 1995. The Company believes, however, that reduced prices for equipment have contributed significantly to subscriber growth, particularly in the consumer market. The Company expects contribution margins of equipment sales to remain negative as it responds to competitive market pressures.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


COST OF REVENUES. Cost of revenues consists primarily of interconnection charges with wireline telephone companies for cellular and paging operations, other network related expenses, and equipment costs for credit-card verification terminals. Costs associated with credit-card verification terminals amounted to 7.4% and 6.8% of the cost of revenues for the second quarter of 1995 and 1994, respectively, and 6.5% and 5.4% for year-to-date periods of 1995 and 1994, respectively. After eliminating amounts related to credit-card verification terminals, cost of revenues as a percentage of wireless services and other revenues was largely flat for the three and six month periods of 1995, compared to the same periods of 1994. The increase in the dollar amount of the cost of revenues is due primarily to interconnect costs which increase in relation to subscriber growth.

SELLING AND CUSTOMER OPERATIONS EXPENSES. These expenses primarily consist of compensation to sales channels, salaries, and related benefits for sales and customer service personnel, and billing, advertising, and promotional expenses. Such expenses increased $54.8 million and $91.3 million for the three and six month periods of 1995 over the corresponding periods of 1994, respectively. As a percentage of operating revenues, selling and customer operations expense increased from 28.1% to 35.3% for the second quarter of 1994 and 1995, and from 27.2% to 32.5% for year-to-date periods of 1994 and 1995, respectively. The increases are due primarily to higher subscriber growth resulting from programs to attract new domestic and international cellular subscribers, and are primarily for commissions paid for new cellular subscribers, advertising, and other promotional expenses associated with new marketing efforts. Additionally, customer operations were expanded to support the increased number of subscribers. The Company expects customer operations expenses will decline on a per subscriber basis as its new customer support system becomes fully operational. The Company expects to complete the deployment of the customer support system in each of the Company's managed markets by mid-1996. The
Company is actively managing its selling expenses; however, competitive market pressure, in certain markets, continues to influence the Company's ability to reduce the cost for each additional new subscriber.

GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES. These expenses primarily consist of salaries, wages and related benefits for general and administrative personnel, international license application costs, and other overhead expenses. Such expenses increased $11.6 million and $17.6 million for the second quarter and six month periods of 1995 over the corresponding periods of 1994, respectively. The increases relate primarily to the additional expenses for certain corporate functions provided by Pacific Telesis Group ("Telesis") through March 31, 1994, and for bad debt and certain one-time charges. General, administrative, and other expenses continued to decline as a percentage of operating revenues from 26.0% to 22.7% for the second quarter of 1994 and 1995, respectively, and from 26.0% to 22.0% for year-to-date periods of 1994 and 1995, respectively. On April 1, 1994, the Company was spun off from Telesis.

DEPRECIATION AND AMORTIZATION. These charges primarily consist of depreciation expense on the Company's domestic cellular and paging networks, as well as amortization of intangibles such as Federal Communications Commission ("FCC") license costs and goodwill. Depreciation and amortization increased $0.9 million and $5.3 million for the three and six month periods of 1995 over the corresponding periods for 1994, respectively. However, depreciation and amortization declined as a percentage of operating revenues from 16.7% to 12.9% for the second quarter of 1994 and 1995, respectively, and from 16.6% to 13.2% for year-to-date periods of 1994 and 1995, respectively. Depreciation expense was reduced by approximately $6.8 and $13.6 million for the three and six month periods of 1995, respectively, due to a change, effective January 1, 1995, in the estimate of useful lives for certain cellular assets from seven to ten years. This reduction is expected to be repeated in each of the remaining quarters of 1995. Depreciation and amortization are expected to increase when the narrowband and digital systems, as described in the "Liquidity and Capital Resources" section, become operational.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED WIRELESS SYSTEMS

DOMESTIC. Domestic equity earnings increased $6.8 million and $15.8 million for the three and six month periods of 1995 over the corresponding periods of 1994, respectively. The increases are primarily the result of the increased earnings of CMT Partners and New Par, and were partially offset by the development expenses incurred by the Company's personal communications services ("PCS") ventures. A portion of the increased earnings of CMT Partners and New Par resulted from the effect of extending the depreciable lives of certain assets from seven to ten years effective January 1, 1995.

INTERNATIONAL. Equity losses for international unconsolidated wireless systems increased $2.7 million and $5.1 million for the three and six month periods of 1995 over the corresponding periods of 1994, respectively. The increased profitability of the Company's operations in Germany and Portugal, and the increase in earnings due to the acquisition of the operations in Belgium in 1994, were more than offset by increased losses in Japan and losses from the Company's joint ventures in Italy, South Korea, and Spain which are not yet operational. A portion of the increased earnings of MMO resulted from extending the depreciable lives of certain assets from seven to ten years, effective January 1, 1995. The operating losses associated with the rapid growth of current systems, and the construction and build-out of new systems in Italy, Spain and South Korea, are expected to continue to dilute earnings significantly during 1995 and 1996. In addition, primarily due to extremely strong customer growth, currently operational international cellular systems may not achieve profitability on a combined basis in 1995.

MISCELLANEOUS EXPENSE. Miscellaneous expense primarily consists of unrealized losses on foreign currency fluctuations of economic hedges caused by a decline in value of the dollar. A majority of the unrealized loss is due to the mismatch in the book value of certain equity investments (resulting from start-up losses) in relation to the value of qualifying hedges. The remainder of the unrealized loss is due to the yen denominated obligations, used to acquire certain Japanese investments which do not qualify for hedge accounting treatment.

TELETRAC. Teletrac reported pre-tax losses of $7.6 million and $4.7 million for the second quarter periods of 1995 and 1994, respectively, and $13.7 million and $13.8 million for the six month periods of 1995 and 1994, respectively. In its current mode of operations, the Company does not expect Teletrac's operations to be profitable for the foreseeable future. The Company intends to pursue further cost containment measures to minimize Teletrac's operating losses and is continuing to evaluate various alternatives, including the disposition of the business.


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

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


SELECTED PROPORTIONATE DOMESTIC CELLULAR OPERATING DATA

                                                        For the 3 Months Ended          For the 6 Months Ended
                                                               June 30,                        June 30,
                                                        ----------------------          ----------------------
                                                         1995            1994            1995            1994
                                                        ------          ------          ------          ------
OPERATING RESULTS                                                        (Dollars in millions)
    Service and other revenues                          $368.9          $284.8          $703.5          $542.5
    Equipment sales                                       20.9            13.2            43.7            31.4
    Cost of equipment sales                              (25.2)          (14.6)          (56.5)          (32.9)
                                                        ------          ------          ------          ------
    Net operating revenues                               364.6           283.4           690.7           541.0
                                                        ------          ------          ------          ------

    Cost of revenues                                      39.3            30.9            73.5            61.0
    Selling and customer operations                      133.9            89.2           247.6           170.5
    General, administrative and other                     36.1            30.3            65.0            57.8
    Depreciation and amortization                         45.5            45.5            90.8            89.7
                                                        ------          ------          ------          ------
    Total operating expenses                             254.8           195.9           476.9           379.0
                                                        ------          ------          ------          ------
    Operating income                                    $109.8          $ 87.5          $213.8          $162.0
                                                        ======          ======          ======          ======

    Operating cash flow(1)                              $155.3          $133.0          $304.6          $251.7
                                                        ======          ======          ======          ======

    Capital expenditures, excluding acquisitions        $176.8          $ 77.7          $239.8          $128.5
                                                        ======          ======          ======          ======


                                                               June 30,
                                                        ----------------------
                                                         1995            1994
                                                        ------          ------
OPERATING DATA (in thousands)
    POPs(2)                                             35,390          34,976
    Proportionate cellular subscribers(3)                1,804           1,221

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

------------------------

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Cellular service and other revenues increased 29.5% and 29.7% for the three and six month periods of 1995 over the corresponding periods of 1994, respectively. The increase is attributable to the growth in the subscriber base, which increased 47.7% from June 30, 1994 to June 30, 1995. Increases in cellular service and other revenues have not kept pace with subscriber growth because of declining average revenue per subscriber, resulting from the change in customer mix between the business and consumer segments of the subscriber base. In addition, fraudulent usage has had a negative effect on both revenues and costs. The Company is taking aggressive actions to deter fraudulent usage. The Company expects that average revenue per subscriber will follow the industry trend and continue to decline as the Company adds new subscribers.

Equipment sales revenue consists of revenues from sales of cellular telephones and increased 58.3% and 39.2% for the three and six month periods of 1995 over the corresponding periods of 1994, respectively. The Company faces competitive pressure to sell telephone handsets at or below cost, which results in a negative equipment margin. The Company believes, however, that reduced prices for equipment have contributed significantly to subscriber growth, particularly in the consumer market. Additionally, first quarter 1995 equipment write-downs and other adjustments contributed to the increased negative margin for the six month period of 1995. The Company expects contribution margins of equipment sales to remain negative as it responds to competitive market pressure.

Cost of revenues increased 27.2% and 20.5% for the three and six month periods of 1995 over the corresponding periods of 1994, respectively. However, as a percentage of service and other revenues, the cost of revenues was flat on a quarterly basis and declined from 11.2% to 10.4% for six month periods of 1994 and 1995, respectively. The decrease reflects economies of scale of fixed and variable network costs which are spread over a larger subscriber base, technical efficiencies, continuing cost containment efforts in each of the Company's markets, offset in part by increasing fraudulent usage.

Selling and customer operations expenses increased 50.1% and 45.2% for the three and six month periods of 1995 over the corresponding periods of 1994, respectively. These expenses increased as a percentage of net operating revenues from 31.5% to 36.7% for the second quarter of 1994 and 1995, respectively, and from 31.5% to 35.8% for year-to-date 1994 and 1995 periods, respectively. This primarily reflects an increase in sales commissions, advertising, promotional expenses, and billing expenses associated with the growth in the number of domestic cellular subscribers.

General, administrative and other expenses increased 19.1% and 12.5% for the three and six month periods of 1995 over the corresponding periods of 1994, respectively. The increase is due primarily to a loss reserve for the sale of wireless data assets recorded in the second quarter of 1995. General, administrative and other expenses continue to decline as a percentage of net operating revenues.


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

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


CONTINGENCIES

The Company is party to various legal proceedings including certain antitrust litigation. See Note E, "Contingencies," in the Notes to Condensed Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, and pay its current obligations. The Company requires substantial capital to expand and operate its existing wireless systems, to construct new wireless systems, and to acquire interests in existing wireless systems. In March 1995, PCS PrimeCo, in which the Company, U S WEST, Bell Atlantic and NYNEX are partners, was the high bidder for eleven PCS broadband licenses for Major Trading Areas in the FCC's auction. The Company's share of the cost of the licenses is approximately $266 million.

During the year-to-date period ended June 30, 1995, the Company made capital expenditures of $294 million for additions to its cellular and paging networks and for other capital improvements primarily to increase capacity and to support rapid customer growth. The Company invested an additional $465 million for capital contributions to unconsolidated wireless systems, acquiring interests in wireless systems, and payments for PCS narrowband licenses. These expenditures included new and additional investments in PCS PrimeCo, Globalstar, and contributions to cellular ventures in Italy, South Korea, Spain, Germany and Canada.

The Company will be required to make substantial expenditures in connection with its efforts to expand its wireless business. At June 30, 1995, the Company was committed to spend approximately $130 million for the acquisition of property, plant, and equipment. In addition to these commitments, the Company expects to make additional capital expenditures of approximately $650 million during the remainder of 1995 and 1996 to increase the capacity of the existing analog network and to deploy digital technology. The Company expects to make capital contributions of approximately $440 million through the end of 1996 to its existing international and domestic joint ventures, including the build-out for the PCS markets. Also, approximately $720 million will be spent for the purchase of additional CCI shares as described below.

Under the terms of a merger agreement with Cellular Communications, Inc. ("CCI"), the Company is obligated to purchase up to 10.04 million CCI shares in October 1995 at $60 per share, and to purchase from CCI shares or stock options representing in the aggregate approximately 2.4 million shares at a price of $60 per share, less the exercise price in the case of stock options (the "Mandatory Redemption Obligation" or "MRO"). The Company's funding obligation in connection with the MRO will not exceed $720 million. To support the MRO obligation, a $600 million irrevocable letter of credit was obtained for the benefit of CCI expiring in 1996. The letter of credit will be terminated upon satisfaction of the MRO obligation. In addition, beginning in August 1996, the Company may be obligated to make payments to CCI stockholders in the event that the Company does not elect to purchase CCI's interest in New Par at an appraised value.

The Company does not expect its operations to generate sufficient cash to meet its capital requirements for the next several years. In July 1995, the Company obtained an unsecured $2 billion, five year revolving credit facility (See Notes to the Condensed Consolidated Financial Statements - Subsequent Events) to fund its capital requirements. The amount of the facility is expected to be sufficient to meet the Company's cash requirements through the end of 1996.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of AirTouch Communications, Inc.:


We have reviewed the condensed consolidated balance sheet of AirTouch Communications, Inc. and Subsidiaries as of June 30, 1995 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994 and cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of management.

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

We have also reviewed the Supplementary Selected Proportionate Financial Data for the three-month and six-month periods ended June 30, 1995 and 1994, presented on page 9. As described on page 9, the Supplementary Selected Proportionate Financial Data have been prepared by management to present relevant financial information that is not provided by the condensed consolidated financial statements and is not intended to be a presentation in accordance with generally accepted accounting principles.

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


/s/  Coopers & Lybrand L.L.P.

San Francisco, California
August 10, 1995

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES


                           PART II--OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 1995, the Company held its Annual Meeting of Stockholders. Two matters were considered and the results are as follows:

     - Proposal 1 to elect three directors, constituting Class I of the Company's Board of Directors, to serve a three-year term:
             402,554,266 shares voted for Donald F. Fisher, and 3,319,079 shares withheld; 402,366,581 shares voted for Sam Ginn and 3,506,764 shares withheld; 402,619,598 shares voted for Charles R. Schwab and 3,253,747 shares withheld.

     - Proposal 2 to ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for 1995: 402,699,786 shares voted for this proposal, 1,641,240 shares voted against, and 1,532,319 shares abstained.


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


                    SELECTED SUPPLEMENTAL FINANCIAL DATA (1)
---------------------------------------------------------------------------------------------------------------------

                                  TOTAL COMPANY


                                                              For the 3 Months Ended         For the 6 Months Ended
                                                                     June 30,                       June 30,
                                                              ----------------------         ----------------------
                                                               1995            1994           1995            1994
                                                              ------          ------         -------         ------
                                                                              (Dollars in millions)
Consolidated capital expenditures, excluding
   acquisitions and capital calls (GAAP basis)                $198.0          $ 96.0         $  293.5        $164.3
Total proportionate net operating revenues                    $615.5          $420.3(a)      $1,169.3        $791.0(a)
Total proportionate operating income                          $ 81.3          $ 56.7(a)      $  175.6        $104.9(a)
Total proportionate operating cash flow (2)                   $183.5          $134.4(a)      $  372.3        $252.1(a)

   (a) Revised from previously issued financial data to include the effects of the Company's interests in the Nagoya, Osaka, and Tokyo areas of Japan

                                                                     June 30,
                                                              ----------------------
                                                               1995            1994
                                                              ------          ------
                                                                  (in thousands)
Total proportionate cellular POPs (3)                         99,858          89,686
Total proportionate cellular subscribers (4)                   2,347           1,456
Total proportionate paging units in service (4)                1,891           1,463

---------------------------------------------------------------------------------------------------------------------

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES


                  DOMESTIC CELLULAR OPERATIONS - PROPORTIONATE

                                                              For the 3 Months Ended         For the 6 Months Ended
                                                                     June 30,                       June 30,
                                                              ----------------------         ----------------------
                                                               1995            1994           1995            1994
                                                              ------          ------         ------          ------
                                                                              (Dollars in millions)
Domestic Operating Results
    Service and other revenues                                $368.9          $284.8         $703.5          $542.5
    Equipment sales                                             20.9            13.2           43.7            31.4
    Cost of equipment sales                                    (25.2)          (14.6)         (56.5)          (32.9)
                                                              ------          ------         ------          ------
    Net operating revenues                                     364.6           283.4          690.7           541.0
                                                              ------          ------         ------          ------
    Cost of revenues                                            39.3            30.9           73.5            61.0
    Selling and customer operations                            133.9            89.2          247.6           170.5
    General, administrative, and other expenses                 36.1            30.3           65.0            57.8
    Depreciation expense                                        39.9            40.7           79.8            79.8
    Amortization expense                                         5.6             4.8           11.0             9.9
                                                              ------          ------         ------          ------
    Total costs and expenses                                   254.8           195.9          476.9           379.0
                                                              ------          ------         ------          ------
    Operating income                                          $109.8          $ 87.5         $213.8          $162.0
                                                              ======          ======         ======          ======

    Operating cash flow (2)                                   $155.3          $133.0         $304.6          $251.7
    Operating cash flow margin                                  42.6%           46.9%          44.1%           46.5%
    Capital expenditures, excluding acquisitions              $176.8          $ 77.7         $239.8          $128.5


                                                                     June 30,
                                                              ----------------------
                                                               1995            1994
                                                              ------          ------
                                                                  (in thousands)
Operating Data
    Total POPs, domestic (3)                                  35,390          34,976
    Proportionate subscribers, domestic                        1,804           1,221

---------------------------------------------------------------------------------------------------------------------

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES


                         DOMESTIC PAGING OPERATIONS (5)

                                                              For the 3 Months Ended         For the 6 Months Ended
                                                                     June 30,                       June 30,
                                                              ----------------------         ----------------------
                                                               1995            1994           1995            1994
                                                              ------          ------         ------          ------
                                                                              (Dollars in millions)
Domestic Operating Results
    Service and other revenues                                $53.2           $45.0          $104.1          $ 87.5
    Equipment sales                                            10.6            11.4            21.9            20.5
    Cost of equipment sales                                    (9.3)           (9.8)          (19.0)          (17.9)
                                                              -----           -----          ------          ------
    Net operating revenues                                     54.5            46.6           107.0            90.1
                                                              -----           -----          ------          ------
    Total operating expenses before
       depreciation and amortization expense                   36.9            29.6            72.1            58.1
    Depreciation and amortization expense                      10.5             9.1            20.2            17.7
                                                              -----           -----          ------          ------
    Operating income                                          $ 7.1           $ 7.9          $ 14.7          $ 14.3
                                                              =====           =====          ======          ======

    Operating cash flow (2)                                   $17.6           $17.0          $ 34.9          $ 32.0
    Operating cash flow margin                                 32.3%           36.5%           32.6%           35.5%
    Capital expenditures, excluding acquisitions              $14.7           $14.7          $ 28.0          $ 26.3

                                                                     June 30,
                                                              ----------------------
                                                               1995            1994
                                                              ------          ------
                                                                  (in thousands)
Operating Data
    Units in service                                          1,762           1,348


---------------------------------------------------------------------------------------------------------------------

                            INTERNATIONAL OPERATIONS

                                                              For the 3 Months Ended         For the 6 Months Ended
                                                                     June 30,                       June 30,
                                                              ----------------------         ----------------------
                                                               1995            1994           1995            1994
                                                              ------          ------         ------          ------
                                                                              (Dollars in millions)
Cellular Operating Results
     Income / (loss) (6)                                      $(15.3)         $(7.5)         $(26.9)         $(15.8)
     Impact of start-ups on income / (loss) (7)               $ (4.0)         $(2.8)         $(14.2)         $ (4.9)

                                                                     June 30,
                                                              ----------------------
                                                               1995            1994
                                                              ------          ------
                                                                  (in thousands)
Operating Data
     Proportionate cellular POPs (3)                          64,468          54,710
     Proportionate cellular subscribers (4)                      543             235
     Proportionate paging units in service (4)                   129             115

---------------------------------------------------------------------------------------------------------------------

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES


Footnotes:

(1) Total proportionate results do not include certain international investments and insignificant domestic cellular investments for which the Company does not receive detailed income statements on a timely basis. The Company's share of losses (after foreign taxes where applicable) associated with the excluded international investments was approximately $5.7 million and $17.9 million for the three-month and six-month periods ended June 30, 1995, respectively.

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

(6) Represents the Company's share of income or loss (after foreign taxes where applicable) for international cellular systems, including Germany, Portugal, Belgium, Sweden, Japan, South Korea, Italy, and Spain.

(7) Represents the Company's share of income or loss (after foreign taxes where applicable) for international cellular systems which have not yet completed twelve months of commercial service, as follows:

     Three and Six Month periods of 1995:       Italy, South Korea, and Spain
     Three and Six Month periods of 1994:       Japan


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         Exhibits identified below are incorporated herein by reference as exhibits hereto.

              Exhibit
              Number                         Description
              -------                        -----------

                 10      Credit Agreement dated as of July 20, 1995, among
                         AirTouch Communications, Inc., Bank of America, NT &
                         SA, and the other Financial Institutions Party thereto

                 15      Letter re unaudited interim financial information

                 27      Financial Data Schedule

(b) Reports on Form 8-K:

         Report on Form 8-K Change in Registrant's Certifying Accountant; Date of Report: June 30, 1995

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AIRTOUCH COMMUNICATIONS, INC.

By: /s/ Mohan S. Gyani
    ------------------------
        Mohan S. Gyani
        Vice President, Finance and Treasurer
        (Principal Accounting Officer)


Date:  August 10, 1995

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES


                                  EXHIBIT INDEX

         Exhibit
         Number                              Description
         -------                             -----------

            10           Credit Agreement dated as of July 20, 1995, among
                         AirTouch Communications, Inc., Bank of America, NT &
                         SA, and the other Financial Institutions Party thereto

            15           Letter re unaudited interim financial information

            27           Financial Data Schedule