Form 10-Q
period 1995-09-30
AIRTOUCH COMMUNICATIONS
filed 1995-11-13
CIK 904255

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to __________

                         COMMISSION FILE NUMBER 1-12342


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

At October 31, 1995, 495,412,602 shares of common stock were outstanding.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                          INDEX TO REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                                                                    PAGE
                         PART I -- FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS:

            Consolidated Statements of Income..................................       3

            Consolidated Balance Sheets........................................       4

            Consolidated Statements of Cash Flows..............................       5

            Notes to Consolidated Financial Statements ........................       6

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS...........................................      11

            REPORT OF INDEPENDENT ACCOUNTANTS..................................      19


                         PART II -- OTHER INFORMATION

 ITEM 1.    LEGAL PROCEEDINGS..................................................      21

 ITEM 2.    CHANGES IN SECURITIES..............................................      21

 ITEM 5.    OTHER INFORMATION..................................................      21

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................................      24

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,               September 30,
                                                      ----------------------      ----------------------
                                                         1995         1994            1995        1994
                                                      ---------    ---------      ---------    ---------
Operating revenues:
    Wireless services and other revenues              $   381.3    $   293.4      $ 1,089.6    $   828.7
    Cellular and paging equipment sales                    25.9         24.4           79.9         65.5
                                                      ---------    ---------      ---------    ---------
    Total operating revenues                              407.2        317.8        1,169.5        894.2
                                                      ---------    ---------      ---------    ---------

Operating expenses:
    Cost of revenues                                       52.9         39.7          149.4        111.6
    Cost of cellular and paging equipment sales            32.0         27.4           92.9         67.3
    Selling and customer operations expenses              121.1         96.4          368.9        252.9
    General, administrative, and other expenses           116.7         86.3          284.4        236.4
    Depreciation and amortization expenses                 55.0         51.9          155.8        147.4
                                                      ---------    ---------      ---------    ---------
    Total operating expenses                              377.7        301.7        1,051.4        815.6
                                                      ---------    ---------      ---------    ---------

Operating income                                           29.5         16.1          118.1         78.6

Interest expense                                           --           (2.0)          (4.4)        (5.2)
Minority interests in net (income) loss of
  consolidated wireless systems                           (12.6)        (5.5)         (26.2)       (18.8)
Equity in net income (loss) of unconsolidated
  wireless systems:
       Domestic                                            58.2         37.1          137.0        100.1
       International                                      (13.5)        (0.7)         (24.8)        (6.9)
Interest income                                             6.2         14.0           29.3         39.3
Miscellaneous income (expense)                              8.5         (0.5)          (0.3)        (5.2)
                                                      ---------    ---------      ---------    ---------
Income before income taxes                                 76.3         58.5          228.7        181.9
Income taxes                                               29.6         24.1          108.0         86.9
                                                      ---------    ---------      ---------    ---------
Net income                                            $    46.7    $    34.4      $   120.7    $    95.0
                                                      =========    =========      =========    =========
Net income per share                                  $    0.09    $    0.07      $    0.24    $    0.19
                                                      =========    =========      =========    =========
Weighted average shares outstanding (in millions)         495.1        493.4          494.6        493.1


   The accompanying notes are an integral part of the Consolidated Financial Statements.


                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                                     September 30,   December 31,
                                                                          1995          1994
                                                                     -------------   ------------
                                                                       (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                           $  150.1      $  429.0
    Accounts receivable, net of allowance for uncollectibles of
      $17.6 and $10.1 in 1995 and 1994                                     227.1         173.3
    Held-to-maturity investments                                            --           310.1
    Available-for-sale securities                                           --           101.3
    Other receivables                                                       57.8         128.2
    Due from affiliates                                                     18.8          25.9
    Other current assets                                                    90.9          98.5
                                                                        --------      --------
    Total current assets                                                   544.7       1,266.3
                                                                        --------      --------

  Property, plant, and equipment                                         1,954.4       1,560.7
  Less: accumulated depreciation                                           707.2         585.4
                                                                        --------      --------
  Net property, plant, and equipment                                     1,247.2         975.3
                                                                        --------      --------

  Investments in unconsolidated wireless systems                         2,313.0       1,697.9
  Intangible assets, net                                                   498.7         470.5
  Deferred charges and other noncurrent assets                             116.9          78.0
                                                                        --------      --------
  Total assets                                                          $4,720.5      $4,488.0
                                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                    $  222.6      $  202.9
    Short-term borrowings                                                   72.5          80.0
    Other current liabilities                                              167.0         246.9
                                                                        --------      --------
    Total current liabilities                                              462.1         529.8
  Long-term debt                                                           121.9         120.2
  Deferred income taxes                                                    251.1         209.2
  Deferred credits                                                          94.9          39.4
                                                                        --------      --------
  Total liabilities                                                        930.0         898.6
                                                                        --------      --------

  Commitments and contingencies

  Minority interests in consolidated wireless systems                      145.2         129.8
                                                                        --------      --------

  Stockholders' equity:
     Preferred stock ($.01 par value;  50,000,000 shares
       authorized;  no shares issued or outstanding)                        --            --
     Common stock ($.01 par value;  1,100,000,000 shares
       authorized; 495,330,709 shares issued and 495,207,749 shares outstanding at September 30, 1995; 493,915,064 shares issued
       and 493,792,104 shares outstanding at December 31, 1994)              5.0           4.9
     Additional paid-in capital                                          3,760.7       3,730.4
     Accumulated deficit                                                  (169.3)       (290.0)
     Cumulative translation adjustment                                      21.3          11.1
     Other                                                                  27.6           3.2
                                                                        --------      --------
     Total stockholders' equity                                          3,645.3       3,459.6
                                                                        --------      --------
  Total liabilities and stockholders' equity                            $4,720.5      $4,488.0
                                                                        ========      ========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               ------------------
                                                                                1995        1994
                                                                               ------      ------
Cash flows from operating activities:
Net income                                                                     $120.7      $ 95.0
Adjustments to reconcile net income for items currently not
    affecting operating cash flows:
      Depreciation and amortization                                             155.8       147.4
      Deferred income taxes                                                       8.7         4.2
      Minority interests in net income (loss) of consolidated
        wireless systems                                                         26.2        18.8
      Equity in net income of unconsolidated wireless systems                  (112.2)      (93.2)
      Distributions received from equity investments                             64.2        60.2
      Changes in assets and liabilities:
        Accounts receivable, net                                                (51.2)      (28.4)
        Other current assets and receivables                                     95.6       (12.8)
        Deferred charges and other noncurrent assets                            (22.7)      (68.6)
        Accounts payable and other current liabilities                         (116.2)       (0.7)
        Deferred credits and other liabilities                                   (6.2)        9.2
                                                                               ------      ------
Cash flows from operating activities                                            162.7       131.1
                                                                               ------      ------

Cash flows used for investing activities:
    Additions to property, plant, and equipment, net                           (346.7)     (250.9)
    Investments in unconsolidated wireless systems                             (504.9)     (129.5)
    Maturities of held-to-maturity investments                                  310.1       310.8
    Maturities (purchases) of available-for-sale securities                      91.7      (100.3)
    Other investing activities                                                    3.5         1.2
                                                                               ------      ------

Cash flows used for investing activities                                       (446.3)     (168.7)
                                                                               ------      ------

Cash flows from financing activities:
    Retirement of notes and obligations payable                                  (7.6)       (5.4)
    Distributions to minority interests in consolidated wireless systems        (17.4)      (25.4)
    Contributions from minority interests in consolidated wireless systems        6.2        37.4
    Decrease in short-term borrowings                                           (10.3)       --
    Proceeds from issuing long-term debt                                          2.8        19.2
    Proceeds from shares issued under incentive plans                            32.9        --
    Other financing activities                                                   (2.6)       15.7
                                                                               ------      ------
Cash flows from financing activities                                              4.0        41.5
                                                                               ------      ------
Effect of exchange rate changes on cash and cash equivalents                      0.7        --
                                                                               ------      ------
Net change in cash and cash equivalents                                        (278.9)        3.9
Beginning cash and cash equivalents                                             429.0       646.7
                                                                               ------      ------
Ending cash and cash equivalents                                               $150.1      $650.6
                                                                               ======      ======

   The accompanying notes are an integral part of the Consolidated Financial Statements.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.    BASIS OF PRESENTATION

      AirTouch Communications, Inc. and its subsidiaries (the "Company") provide wireless telecommunications services in the United States, Europe, and Asia. The Company's principal subsidiaries are AirTouch Cellular, AirTouch Paging, AirTouch International, and AirTouch Teletrac ("Teletrac"), which provide cellular, paging, and vehicle location services. See Note "G" to the Consolidated Financial Statements.

      The Consolidated Financial Statements include the accounts of the Company and its subsidiaries and partnerships in which the Company has controlling interests. Entities in which the Company has significant influence but does not have a controlling interest are presented in the Consolidated Financial Statements using the equity method of accounting. All significant intercompany balances and transactions have been eliminated. Certain prior period balances have been reclassified to conform with the 1995 format; however, these reclassifications do not affect previously reported net income or accumulated deficit.

      The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. The Company recommends that these interim financial statements be read in conjunction with the consolidated financial statements presented in the Company's 1994 Annual Report to Stockholders.

      In the Company's opinion, the Consolidated Financial Statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period presented. All such adjustments are normal recurring adjustments. The Consolidated Financial Statements have been reviewed by the Company's independent accountants, and their report is included herein.

      With respect to the unaudited consolidated financial information of the Company for the three- and nine-month periods ended September 30, 1995 included in this Form 10-Q, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 10, 1995 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 ("Act") for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of this Form 10-Q prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.

B.    CHANGE IN ACCOUNTING ESTIMATE

       In the first quarter of 1995, the Company completed a review of the estimated service lives of certain domestic and international cellular telecommunications equipment. As a result, the Company extended the estimated service lives of such equipment from seven to ten years. The change was made to reflect more accurately the estimated periods that such assets will remain in service and was effective January 1, 1995. The new ten-year depreciation period is consistent with current industry standards. The change increased net income by approximately $7 million and $.01 per share in each quarter of 1995 to date and is expected to have a similar effect on the fourth quarter.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


C.    INVESTMENTS IN UNCONSOLIDATED WIRELESS SYSTEMS

      The Company's investments in unconsolidated wireless systems increased $615.1 million from December 31, 1994. The increase primarily consisted of $504.9 million of capital contributions to and investments in international and domestic ventures, $112.2 million from equity earnings from investments, and $63.1 million in foreign currency translation gains on certain international investments. The increase was offset by $65.1 million which consisted primarily of capital distributions.

      SUMMARY FINANCIAL INFORMATION

      Condensed operating results for the Company's significant equity investments are as follows:

                                           Three Months Ended             Nine Months Ended
                                              September 30,                 September 30,
                                         ----------------------     ---------------------------
                                           1995        1994             1995         1994
                                         --------   -----------     ------------- -----------
                                                        (dollars in millions)
           Mannesmann Mobilfunk GmbH
              Operating revenues         $  486.9   $  278.1(a)     $  1,279.0(a) $  700.5(a)
              Operating income           $  100.4   $   33.6        $    272.1    $   48.9
              Net income                 $   52.8   $   18.5        $    141.1    $   19.3

           New Par
              Operating revenues         $  197.8   $  151.1(a)     $    547.2    $  419.2(a)
              Operating income           $   61.1   $   35.4        $    150.0    $   94.0
              Net income                 $   60.3   $   35.4        $    150.1    $   92.3

           CMT Partners
              Operating revenues         $  113.3   $  101.1        $    320.2    $  289.6
              Operating income           $   35.5   $   32.7        $    104.5    $   96.5
              Net income                 $   42.6   $   36.3        $    121.6    $  106.4


           (a) Revised from previously issued financial statements to conform to third quarter 1995 presentation.

D.    CREDIT FACILITY

      In July 1995, the Company obtained for general corporate purposes an unsecured $2 billion, five-year revolving credit facility (the "Facility") from a syndicate of banks. The interest rate under the Facility is an index rate (LIBOR) plus an applicable margin based on the Company's long-term, senior unsecured debt rating. The commitment fee on the undrawn, available balance will also be determined with reference to the Company's credit rating. Drawings under the Facility are available in US dollars or selected foreign currencies; however, drawings of foreign currencies are not to exceed the US dollar equivalent of $300 million. There were no borrowings against the Facility as of September 30, 1995. See Note "H" to the Consolidated Financial Statements.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


E.    REGULATORY MATTER

      In 1993, Congress passed legislation prohibiting state and local governments from regulating the rates for commercial mobile radio services, including cellular service. States with rate regulation in place on June 1, 1993, including California, were given the opportunity to petition the Federal Communications Commission ("FCC") for continuation of such authority. The California Public Utilities Commission ("CPUC") filed such a petition with the FCC. The FCC denied the CPUC's petition in an interim decision issued in May 1995 and issued a final Order in August 1995, thereby preempting the CPUC's authority over rates. As a consequence, the Company withdrew its rate-related tariffs. The CPUC will retain authority over other "terms and conditions" of the provision of cellular service in California.

F.    CONTINGENCIES

      A class action complaint was filed in November 1993 naming the Company as general partner for Los Angeles SMSA Limited Partnership. In April 1995, Los Angeles Cellular Telephone Company ("LACTC") was named as a necessary party to the action. The plaintiff has alleged that LACTC and the Company conspired to fix the price of wholesale and retail cellular service in the Los Angeles market. The plaintiff alleged damages for the class "in a sum in excess of $100 million." The Company has answered the complaint and is defending itself vigorously. This case has been consolidated for purposes of discovery with two other class actions making identical price-fixing allegations. In addition, two non-class action antitrust cases brought by cellular agents making similar allegations were settled on favorable terms. In April 1995, a Federal class action complaint filed in Los Angeles was dismissed on a motion for summary judgment. The dismissal was upheld on appeal. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position.

      In three separate class action complaints filed during October and November 1994 in San Diego (2) and San Francisco (1), all brought by the same counsel, plaintiffs also allege price-fixing by the two cellular carriers in each market. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position.

      In September 1995, a class action lawsuit was brought on behalf of all the Company's subscribers nationwide. The suit alleges that certain of the Company's billing practices are illegal. No dispositive motions have been filed in the proceeding and discovery has not yet begun. The Company believes the lawsuit to be without merit.

      The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, management does not believe they will have a materially adverse effect on the results of operations or financial position of the Company.

      In the ordinary course of business, the Company has issued letters of responsibility and letters of support for performance guarantees, refundable security deposits and credit facilities of certain subsidiaries and affiliates providing varying degrees of recourse to the Company. At September 30, 1995, the Company's proportionate share of the outstanding balances under such arrangements was approximately $66 million. Additionally, a subsidiary of the Company guarantees the liabilities of a third party, for which the subsidiary is indemnified by minority stockholders unaffiliated with the Company. The Company believes the possibility is remote that it will be required to pay or perform under the foregoing arrangements.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


G.    TELETRAC ADJUSTMENTS

      During the third quarter of 1995, the Company recorded a pre-tax charge of approximately $25 million primarily related to the write-down of its investment in Teletrac to net realizable value. The write-down was taken because of Teletrac's continuing operating losses, despite ongoing cost containment measures, and the Company's assessment that the cash flows from Teletrac will be insufficient to support the carrying value of Teletrac's assets. The Company is continuing to evaluate various alternatives, including the disposition of the business.

      The Company also recognized tax benefits of approximately $19 million related to Teletrac operations.

H.    SUBSEQUENT EVENTS

      Acquisition of CCI Shares

      On October 30, 1995, in accordance with the terms of a merger agreement with Cellular Communications, Inc. ("CCI"), the Company purchased 10.04 million shares of CCI stock at $60 per share for a total of $602.4 million and options to purchase 10,700 shares for approximately $.3 million. These options have an exercise price of approximately $28 per share. Under the agreement, the Company is also obligated in January 1996 to purchase options from CCI exercisable for approximately 2.4 million shares. The aggregate cost of these options is expected to be $107.7 million. If the Company purchases the underlying shares instead of the options, the aggregate cost will be approximately $144 million. A $600 million irrevocable letter of credit for the benefit of CCI supporting the Company's obligation was retired on October 30, 1995, and a $107.7 million irrevocable letter of credit was provided in its place, expiring in 1996. This new letter of credit will be terminated upon satisfaction of the Company's January purchase obligation. In addition, the Company may be obligated to make payments to CCI stockholders in the event that the Company does not elect to purchase CCI's interest in New Par at a value determined in an appraisal process over an eighteen-month period beginning in August 1996.

      U S WEST Joint Venture

      In July 1994, the Company and U S WEST announced an agreement to combine their domestic cellular properties in a two-phase transaction. On November 1, 1995, the first phase commenced, during which the companies' joint venture management company, Wireless Management Company ("WMC"), will provide support services to both companies' domestic cellular operations. These cellular operations will continue to be owned by the individual partners.

      In the second phase, which is expected to occur upon the earlier of July 25, 1998, the lifting of certain regulatory restrictions imposed upon U S WEST in connection with the breakup of the Bell System, or at the Company's option, the companies will merge their domestic cellular operations into WMC.

      Borrowings Against the Facility

      Borrowings against the Facility totaled $626.1 million at October 31, 1995. These borrowings consisted of $500 million relating to the acquisition of CCI shares discussed above and $126.1 million relating to the acquisition of an additional 1.7% ownership interest in the Company's cellular venture in Germany. In connection with the above borrowings, the Company entered into an interest rate swap and a cross currency swap arrangement on approximately $276 million of nominal principal value, to effectively convert the floating borrowing rate to a fixed rate and to hedge foreign currency exposures.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


I.   SUPPLEMENTARY SELECTED PROPORTIONATE FINANCIAL DATA

The following table is not required by GAAP or intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. It is presented to provide supplemental data. Because significant assets of the Company are not consolidated, the Company believes that proportionate financial data facilitate the understanding and assessment of its Consolidated Financial Statements. The following proportionate accounting table reflects the relative weight of the Company's ownership interests in its domestic and international systems and excludes certain investments for which the Company does not receive timely detailed income statements.

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,               September 30,
                                                        ----------------------   -------------------------
                                                          1995        1994          1995          1994
                                                        --------   -----------   ----------   ------------
                                                                      (dollars in millions)
TOTAL COMPANY

  Total proportionate net operating revenues(1)         $  663.3   $  452.9(a)   $  1,832.6    $1,243.9(a)
  Total proportionate operating income (1)              $   76.7   $   42.6(a)   $    252.3    $  147.5(a)
  Total proportionate operating cash flow (1) & (2)     $  176.2   $  127.0(a)   $    548.5    $  379.1(a)

  (a) Revised from previously issued financial data to include the effects of the Company's interests in Nagoya, Osaka, and Tokyo, Japan.

DOMESTIC CELLULAR OPERATING RESULTS

                                                                   C>
Service and other revenues                              $  379.2   $  296.3       $ 1,082.7    $  838.8
Equipment sales                                             19.5       17.9            63.2        49.3
Cost of equipment sales                                    (27.5)     (22.1)          (84.0)      (55.0)
                                                        --------   --------       ---------    --------

Net operating revenues                                     371.2      292.1         1,061.9       833.1
                                                        --------   --------       ---------    --------

Cost of revenues                                            37.5       31.4           111.0        92.4
Selling and customer operations                            133.1      104.1           380.7       274.6
General, administrative, and other expenses                 35.0       31.1           100.0        88.9
Depreciation and amortization expense                       44.9       46.3           135.7       136.0
                                                        --------   --------       ---------    --------

Total costs and expenses                                   250.5      212.9          727.4        591.9
                                                        --------   --------      ---------     --------

Operating income                                        $  120.7   $   79.2      $   334.5     $  241.2
                                                        ========   ========      =========     ========

Operating cash flow (2)                                 $  165.6   $  125.5      $   470.2     $  377.2
                                                        ========   ========      =========     ========

(1) Total proportionate results do not include certain international investments and insignificant domestic cellular investments for which the Company does not receive detailed income statements on a timely basis. The Company's share of losses (after foreign taxes where applicable) associated with the excluded international investments was approximately $15.8 million and $33.7 million for the three-month and nine-month periods ended September 30, 1995, respectively.

(2) Operating cash flow is defined as operating income plus depreciation and amortization and is not the same as cash flows from operating activities in the Company's Consolidated Statements of Cash Flows. Proportionate operating cash flow represents the Company's ownership interest in the respective entities multiplied by the entities' operating cash flows and does not represent cash available to the Company.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of AirTouch Communications, Inc., together with its consolidated subsidiaries and partnerships. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes, the Company's 1994 Annual Report to Stockholders, and Form 10-K for the year ended December 31, 1994 including Item 1, "Business" therein which includes, among other things, Investment Considerations.

Under GAAP, the Company reports revenues and expenses in its consolidated income statement for each subsidiary and partnership in which it has a controlling interest. The Company uses the equity method to account for the operating results of entities over which the Company has significant influence but in which it does not have a controlling interest.

A discussion of the Company's domestic cellular results of operations on a proportionate basis follows the GAAP presentation in "Proportionate Results of Domestic Cellular Operations." Proportionate accounting is not required by GAAP or intended to replace the Consolidated Financial Statements prepared in accordance with GAAP.

As discussed in Note "H" to the Consolidated Financial Statements, the Company and U S WEST have announced an agreement to combine their domestic cellular properties in a two-phase transaction. In the second phase, which is expected to occur upon the earlier of July 25, 1998, the lifting of certain regulatory restrictions imposed upon U S WEST, or at the Company's option, the companies will merge their domestic cellular operations into WMC. At such time each company will deconsolidate for financial reporting purposes the domestic cellular operations contributed by it to WMC, using instead the equity method of accounting to report their respective interests in subsequent operating results. Because the Company expects, based upon current results, that its domestic cellular operations over the next few years will continue to achieve higher profit margins than those of U S WEST, it is possible that the Company could experience some short-term earnings dilution once the second phase occurs. Such dilution could be material depending upon the timing of the second phase merger and the performance of the respective operations. The Company may experience some near-term minor earnings impact prior to the second phase merger as a result of entering into the first phase.

The two companies' equally-owned personal communications services ("PCS") partnership also will be contributed to WMC either at the closing of the second phase or thereafter, but no later than three years after the partnership acquired its first PCS license. The timing of such contribution is at U S WEST's sole discretion. The Company expects the PCS partnership to make significant capital contributions for the build-out of PCS markets and to experience substantial operating losses associated with the start-up phase of the PCS business, which is expected to last several years. Upon the contribution of the PCS partnership to WMC, the Company's share of the PCS capital contributions and operating losses will increase to some greater percentage depending upon the relative values of WMC and the PCS partnership at such time.

RESULTS OF OPERATIONS

The following discussion compares the Company's results of operations for the three- and nine-month periods ended September 30, 1995, and 1994.

WIRELESS SERVICES AND OTHER REVENUES. Wireless services and other revenues consist of revenues from cellular, paging, vehicle location and other services. Such revenues increased $87.9 million and $260.9 million for the three- and nine-month periods of 1995 over the corresponding periods of 1994, respectively, primarily as a result of increases of $63.8 million and $193.6 million in

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

domestic cellular revenues due to significant subscriber growth. Domestic cellular subscribers increased 43% from September 30, 1994 to September 30, 1995 primarily as a result of continued growth in the consumer market. Because consumer customers typically subscribe to lower usage plans than business customers, increases in cellular service revenues have not kept pace with subscriber growth. Average revenue per domestic cellular subscriber declined 10.7% for the nine-month period of 1995 over the comparable period of 1994. The Company expects that average revenue per subscriber will follow the industry trend and continue to decline as the Company adds new subscribers, a high percentage of which will continue to be consumer users. In addition, revenues were adversely affected as domestic cellular roaming fraud, which is a continuing problem, increased for the third quarter of 1995 and nine months compared to the same periods in the prior year. The Company is taking aggressive actions to detect and deter fraudulent usage.

CELLULAR AND PAGING EQUIPMENT SALES. Equipment sales revenue consists of revenues from sales of cellular telephones and pagers, which are not a significant part of the Company's business. Equipment sales increased $1.5 million and $14.4 million for the three- and nine-month periods of 1995 over the corresponding periods of 1994, respectively, due to gross gains in the subscriber base, partially offset by downward pressure on equipment prices. The Company faces competitive pressure to sell telephone handsets at very low prices to meet competitive markets, thus resulting in negative equipment margins. Adjustments to equipment cost of sales for the first quarter of 1995 contributed to the negative margin in the nine months ended September 30, 1995. The Company believes, however, that reduced prices for equipment have contributed significantly to subscriber growth, particularly in the consumer market. The Company expects contribution margins of equipment sales to remain negative as it responds to competitive market pressures.

COST OF REVENUES. Cost of revenues consists primarily of interconnection charges with wireline telephone companies for cellular and paging operations, other network related expenses, and equipment costs for credit-card verification terminals. Costs associated with credit-card verification terminals fluctuate independently of revenues and costs associated with the Company's core cellular business and amounted to approximately six percent of the cost of revenues for the three- and nine-months ended September 30, 1995 and 1994. After eliminating amounts related to credit-card verification terminals, cost of revenues as a percentage of wireless services excluding terminal revenues was largely flat and amounted to 13.2% and 12.8% for the third quarter of 1995 and 1994, respectively, and 13.0% and 12.9% for the nine-month periods of 1995 and 1994. The dollar increase in the cost of revenues is due primarily to interconnect costs which increase in relation to subscriber growth. The increase in the cost of revenues as a percentage of operating revenues during the third quarter of 1995 compared to the same period in 1994 is due to increased facilities expenses required to support customer growth and an increase in costs associated with fraud, partially offset by economies of scale as more subscribers were added to the existing network.

SELLING AND CUSTOMER OPERATIONS EXPENSES. These expenses primarily consist of compensation to sales channels, salaries and related benefits for sales and customer service personnel, and billing, advertising, and promotional expenses. Such expenses increased $24.7 million and $116.0 million for the three- and nine-month periods of 1995 over the corresponding periods of 1994, respectively. The dollar increases are due primarily to higher subscriber growth resulting from marketing programs to attract new domestic and international cellular subscribers, and include commissions paid for new cellular subscribers, advertising, and other promotional expenses associated with such programs. As a percentage of operating revenues, selling and customer operations expense decreased to 29.7% from 30.3% for the third quarter of 1995 and 1994, and increased to 31.5% from 28.3% for the year-to-date periods of 1995 and 1994, respectively. The percentage increase for the nine-month period of 1995 compared to 1994 primarily reflects the costs of domestic marketing sales programs and commissions, an increase in the costs of detecting and preventing fraud, and the

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

impact of the relatively high customer acquisition costs of the Company's Swedish subsidiary. However, selling and customer operations expenses at the Swedish subsidiary continue to decline as a percentage of the subsidiary's revenues. Additionally, customer operations were expanded to support the increased number of subscribers. The Company expects to complete the deployment of a new customer support system in each of the Company's domestic managed markets by mid-1996. The Company expects that customer operations expenses will decline on a per-subscriber basis once this customer support system becomes fully operational and further economies of scale are achieved. Although the Company is actively managing its selling expenses, competitive market pressure in certain markets continues to hamper the Company's ability to reduce the incremental cost of adding new subscribers.

GENERAL, ADMINISTRATIVE, AND OTHER EXPENSES. These expenses primarily consist of salaries, wages and related benefits for general and administrative personnel, international license application costs, and other overhead expenses. Such expenses increased $30.4 million and $48.0 million in the third quarter and the first nine months of 1995 over the corresponding periods of 1994, respectively. The increase for the third quarter of 1995 relates primarily to one-time charges for Teletrac's impairment of asset value. See Note "G". In addition to the foregoing, the increase for the nine months ended September 30, 1995 relates primarily to the additional expenses for certain corporate functions provided by Pacific Telesis Group through March 31, 1994 prior to its spin-off of the Company, and for bad debt. Excluding the one-time charges related to Teletrac, general, administrative, and other expenses decreased as a percentage of operating revenues to 23.7% from 27.2% for the third quarter of 1995 and 1994, respectively, and declined to 22.6% from 26.4% for the year-to-date periods of 1995 and 1994, respectively.

DEPRECIATION AND AMORTIZATION. These charges primarily consist of depreciation expense on the Company's domestic cellular and paging networks, as well as amortization of intangibles such as FCC license costs and goodwill. Depreciation and amortization increased $3.1 million and $8.4 million in the third quarter and the first nine months of 1995 over the corresponding periods for 1994, respectively, because of additional capital expenditures, which were partially offset by the effect of a change in the estimated useful lives of certain cellular assets. This change reduced depreciation expense by approximately $7 million and $22 million for the third quarter and the first nine months of 1995, respectively. See Note "B" to the Consolidated Financial Statements. A similar reduction in depreciation expense is expected for the remaining quarter of 1995. Depreciation and amortization declined as a percentage of operating revenues to 13.5% from 16.3% for the third quarter of 1995 and 1994, respectively, and to 13.3% from 16.5% for year-to-date periods of 1995 and 1994, respectively. Depreciation and amortization are expected to increase when the Company's narrowband and digital systems become operational.

EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED WIRELESS SYSTEMS:

      DOMESTIC. Domestic equity earnings increased $21.1 million and $36.9 million for the three- and nine-month periods of 1995 over the corresponding periods of 1994, respectively. The increases are primarily the result of the increased earnings of New Par and CMT Partners due, in part, to an increase in the subscriber base, combined with a non-recurring gain on the sale by CCI of certain cellular properties, and were partially offset by the development expenses incurred by the Company's PCS ventures. A portion of the increased earnings of New Par and CMT Partners also resulted from the effect of extending the depreciable lives of certain assets from seven to ten years effective January 1, 1995.

      INTERNATIONAL. Equity losses for international unconsolidated wireless systems increased $12.8 million and $17.9 million for the three- and

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      nine-month periods of 1995 over the corresponding periods of 1994, respectively. The increased profitability of the Company's operations in Germany and Portugal and the increase in earnings for the nine-month period of 1995 due to the operations in Belgium acquired in 1994 were more than offset by increased operating losses in Japan associated with high growth, and losses from the Company's start-up operations in Spain, Italy, and South Korea. A portion of the increased earnings of operations in Germany resulted from extending the depreciable lives of certain assets from seven to ten years, effective January 1, 1995. The operating losses associated with the growth of currently operational systems and the construction and build-out of new systems in Spain, Italy, South Korea, and India are expected to continue to dilute earnings significantly during 1995 and 1996.

MISCELLANEOUS INCOME (EXPENSE). Miscellaneous income (expense) primarily consists of unrealized gains (losses) on foreign currency fluctuations of economic hedges caused by changes in the value of the dollar. Unrealized gains (losses) primarily result from the mismatch in the book value of certain equity investments (resulting from losses occurring in the early stages of operations) in relation to the value of qualifying hedges. They result also from the yen-denominated obligations used to acquire certain Japanese investments which do not qualify for hedge accounting treatment. Miscellaneous income totaled $8.5 million in the third quarter of 1995, increasing $9.0 million from miscellaneous expense of $.5 million in the same quarter of 1994. The increase reflects $9.6 million in unrealized foreign exchange gains during the third quarter ended September 30, 1995 compared to unrealized foreign exchange losses of $.2 million in the comparable period in 1994. For the nine months ended September 30, 1995, unrealized foreign exchange gains totaled $1.2 million compared to unrealized foreign exchange losses of $6.1 million in the same period of 1994. Additionally, in third quarter 1995, miscellaneous income included a $3.7 million gain related to the disposal of cellular properties which was offset by miscellaneous expenses of $4.5 million at Teletrac.

TELETRAC. Teletrac reported pre-tax losses of $8.8 million and $5.4 million for the third quarters of 1995 and 1994, respectively, and $22.5 million and $19.2 million for the nine-month periods of 1995 and 1994, respectively. See Note "G".

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


PROPORTIONATE RESULTS OF DOMESTIC CELLULAR OPERATIONS

The following table is not required by GAAP or intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. It is presented to provide supplemental data. Because significant assets of the Company are not consolidated, the Company believes that proportionate financial and operating data facilitate the understanding and assessment of its Consolidated Financial Statements. The following proportionate accounting table reflects the relative weight of the Company's ownership interests in its consolidated domestic cellular subsidiaries and in New Par (Ohio/Michigan), Cellular Communications, Inc. (Ohio/Michigan), and CMT Partners (California, Texas, Missouri, and Kansas). Data from certain cellular systems is excluded because the data is not available on a timely basis and is insignificant.

SELECTED PROPORTIONATE DOMESTIC CELLULAR OPERATING DATA

                                                      Three Months Ended        Nine Months Ended
                                                        September 30,             September 30,
                                                     --------------------    ----------------------
                                                       1995        1994        1995          1994
                                                     --------    --------    --------      --------
Operating results                                                 (dollars in millions)
    Service and other revenues                       $  379.2    $  296.3     $1,082.7     $  838.8
    Equipment sales                                      19.5        17.9         63.2         49.3
    Cost of equipment sales                             (27.5)      (22.1)       (84.0)       (55.0)
                                                     --------    --------     --------     --------
    Net operating revenues                              371.2       292.1      1,061.9        833.1
                                                     --------    --------     --------     --------
    Cost of revenues                                     37.5        31.4        111.0         92.4
    Selling and customer operations                     133.1       104.1        380.7        274.6
    General, administrative, and other expenses          35.0        31.1        100.0         88.9
    Depreciation and amortization expense                44.9        46.3        135.7        136.0
                                                     --------    --------     --------     --------
    Total cost and expenses                             250.5       212.9        727.4        591.9
                                                     --------    --------     --------     --------
    Operating income                                 $  120.7    $   79.2     $  334.5     $  241.2
                                                     ========    ========     ========     ========
    Operating cash flow(1)                           $  165.6    $  125.5     $  470.2     $  377.2
                                                     ========    ========     ========     ========
    Capital expenditures, excluding acquisitions     $  115.1    $   69.1     $  354.9     $  197.6
                                                     ========    ========     ========     ========

                                                          September 30,
                                                       ------------------
                                                        1995        1994
                                                       ------      ------
Operating data                                           (in thousands)
    POPs(2)                                            35,597      35,002
    Proportionate cellular subscribers(3)               1,915       1,336

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Footnotes:

(1) Operating cash flow is defined as operating income plus depreciation and amortization and is not the same as cash flow from operating activities in the Company's Consolidated Statements of Cash Flows. Proportionate operating cash flow represents the Company's ownership interest in the respective domestic cellular entities multiplied by the entities' operating cash flows. As such, proportionate operating cash flow does not represent cash available to the Company.

(2) POPs are the estimated market population multiplied by the Company's ownership interest in the cellular system in that market.

(3) Cellular subscriber data includes only those cellular systems that are included in the operating results shown in Selected Proportionate Domestic Cellular Operating Data multiplied by the Company's ownership interest.

Cellular service and other revenues increased 28.0% and 29.1% for the third quarter and the first nine months of 1995 over the corresponding periods of 1994, respectively. The increase is attributable to the growth in the subscriber base, which increased 43.3% from September 30, 1994 to September 30, 1995. Increases in cellular service and other revenues have not kept pace with subscriber growth because of declining average revenue per subscriber, resulting from the continuing shift in the customer mix from the business to the consumer segments. In addition, fraudulent usage is a continuing problem and has adversely affected both revenues and costs. The Company is taking aggressive actions to detect and deter fraudulent usage. The Company expects that average revenue per subscriber will follow the industry trend and continue to decline as the Company adds new subscribers.

Equipment sales revenue consists of revenues from sales of cellular telephones and increased 8.9% and 28.2% for the three- and nine-month periods of 1995 over the corresponding periods of 1994, respectively. The Company faces competitive pressure to sell telephone handsets at or below cost, which results in a negative equipment margin. The Company believes, however, that reduced prices for equipment have contributed significantly to subscriber growth, particularly in the consumer market. Additionally, first quarter 1995 equipment write-downs and other adjustments contributed to the increased negative margin for the nine-month period of 1995. The Company expects contribution margins of equipment sales to remain negative as it responds to competitive market pressure.

Cost of revenues increased 19.4% and 20.1% for the third quarter and the first nine months of 1995 over the corresponding periods of 1994, respectively. As a percentage of service and other revenues, however, the cost of revenues declined to 10.0% from 10.6% in the third quarter and declined to 10.3% from 11.0% in the first nine months of 1995 and 1994, respectively. The decrease reflects economies of scale, technical efficiencies, and continuing cost containment efforts in each of the Company's markets, offset in part by increasing fraudulent usage.

Selling and customer operations expenses increased 27.9% and 38.6% for the third quarter and the first nine months of 1995, respectively, over the corresponding periods of 1994. As a percentage of net operating revenues the expenses increased to 35.9% from 35.6% for the third quarters of 1995 and 1994, respectively, and to 35.9% from 33.0% for the year-to-date 1995 and 1994 periods, respectively. The increases are primarily due to growth in the subscriber base resulting from marketing programs to attract new subscribers and include commissions paid for new cellular subscribers, advertising, and other promotional expenses associated with such programs. Additionally, customer operations were expanded to support the increased number of subscribers. The Company expects that customer operations expenses will decline on a per-subscriber basis in its managed markets once its new customer support system is deployed. Deployment is scheduled for mid-1996. Although the Company is

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

actively managing its selling expenses, competitive market pressures in certain markets continues to influence the Company's ability to reduce the cost for each additional new subscriber.

General, administrative, and other expenses increased 12.5% for both the third quarter and the first nine months of 1995 over the corresponding periods of 1994, respectively. General, administrative, and other expenses continue to decline as a percentage of net operating revenues to 9.4% for both the three- and nine-month periods of 1995, from 10.6% and 10.7% for the third quarter and the first nine months of 1994, respectively.

COMPETITION AND REGULATION

The Company's domestic operations are regulated and their results of operations may be affected by new regulatory developments. In addition, the offering of cellular and paging services in the Company's domestic and international markets continues to be increasingly competitive. See Item 1, "Business" in the Company's 1994 Form 10-K for an extensive discussion of these matters.

CONTINGENCIES

The Company is party to various legal proceedings including certain antitrust litigation. See Note "F" to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, and pay its current obligations. Substantial capital is required to expand and operate existing wireless systems, to construct new wireless systems, and to acquire interests in existing wireless systems. The Company does not expect its operations to generate sufficient cash to meet its capital requirements for the next several years. In July 1995, the Company obtained an unsecured $2 billion, five-year revolving credit facility to fund its capital requirements. See Note "D". The amount of the facility is currently expected to be sufficient to meet the Company's cash requirements through the end of 1996. Additionally, in September 1995, the Company filed a registration statement with the SEC registering $2 billion in various forms of debt and equity securities.

In March 1995, PCS PrimeCo, in which the Company, U S WEST, Bell Atlantic, and NYNEX are partners, was the high bidder for eleven PCS broadband licenses for Major Trading Areas in the FCC's auction. The Company's share of the cost of the licenses is approximately $266 million.

During the nine months ended September 30, 1995, the Company made capital expenditures of $409 million for additions to its cellular and paging networks and other capital improvements in order to increase capacity and to support future customer growth. The Company invested an additional $496 million for capital contributions to unconsolidated wireless systems, acquisitions of interests in wireless systems, and payments for PCS narrowband licenses. These expenditures included new and additional investments in PCS PrimeCo, Globalstar, and Germany and contributions to ventures in Italy, South Korea, Spain, and Canada.

The Company will continue to be required to make substantial expenditures in connection with its efforts to expand its wireless business. At September 30, 1995, the Company was committed to spend approximately $100 million for the acquisition of property, plant, and equipment. In addition to these commitments, the Company expects to make additional capital expenditures of approximately $468 million during the remainder of 1995 and in 1996 to increase the capacity of the existing analog network and to deploy digital technology.

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

The Company also expects to make capital contributions of approximately $697 million through the end of 1996 to its existing international and domestic joint ventures, including the build-out for the PCS markets. The Company expects that it will spend approximately $710 million for the purchase of additional CCI shares and options as described below.

On October 30, 1995, in accordance with the terms of a merger agreement with Cellular Communications, Inc., the Company purchased 10.04 million shares of CCI stock at $60 per share, for a total of $602.4 million, and options to purchase 10,700 shares for approximately $.3 million. These options have an exercise price of approximately $28 per share. Under the agreement, the Company is also obligated in January 1996 to purchase options from CCI exercisable for approximately 2.4 million shares. The aggregate cost of these options is expected to be $107.7 million. If the Company purchases the underlying shares instead of the options, the aggregate cost will be approximately $144 million.
A $600 million irrevocable letter of credit for the benefit of CCI supporting the Company's obligation was retired on October 30, 1995, and a $107.7 million irrevocable letter of credit was provided in its place, expiring in 1996. This new letter of credit will be terminated upon satisfaction of the Company's January purchase obligation. In addition, the Company may be obligated to make payments to CCI stockholders in the event that the Company does not elect to purchase CCI's interest in New Par at a value determined in an appraisal process over an eighteen-month period beginning in August 1996, as discussed in the Company's Form 10-K for the year ended December 31, 1994, Item 1, "Business"-Domestic Cellular-Joint Ventures-New Par.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of AirTouch Communications, Inc.:

We have reviewed the accompanying consolidated balance sheet of AirTouch Communications, Inc. and subsidiaries (Company) as of September 30, 1995 and the related consolidated statements of income and of cash flows for the three-month and nine-month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

We were furnished with the report of other accountants, dated August 10, 1995, on their review of the consolidated financial statements of the Company as of and for the six-month period ended June 30, 1995. The amounts of operating revenues, equity in net income (loss) of unconsolidated wireless systems, and net income for the six months ended June 30, 1995, represented 65%, 60% and 61%, respectively, of the amounts for the nine-month period ended September 30, 1995.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly we do not express such an opinion.

Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to the accompanying consolidated 1995 financial statements for them to be in conformity with generally accepted accounting principles.

We have also reviewed the Supplementary Selected Proportionate Financial Data ("Data") for the three-month and nine-month periods ended September 30, 1995 presented in Note I. As described in Note I the Data has been prepared by management to present relevant financial information that is not provided by consolidated financial statements prepared in conformity with generally accepted accounting principles and is not intended to be a presentation in accordance with generally accepted accounting principles.

We were furnished with the report of other accountants, dated August 10, 1995, on their review of the Data as of and for the six-month period ended June 30, 1995. The amounts of total proportionate net operating revenues, total proportionate operating income and total proportionate operating cash flow for the six months ended June 30, 1995, represented 64%, 70% and 68%, respectively, of the amounts for the nine-month period ended September 30, 1995.

Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to the Supplementary Selected Proportionate Financial Data referred to above for them to be in conformity with the basis of accounting described in Note I.

The consolidated financial statements of the Company for the three-month and nine-month periods ended September 30, 1994 were reviewed by other accountants whose report dated November 9, 1994 stated that they were not aware of any material modifications that should be made to those financial statements in order for them to be in conformity with generally accepted accounting principles. However, the Data for the three-month and nine-month periods ended September 30, 1994 was not reviewed by independent accountants in accordance with standards established for such reviews.

The consolidated balance sheet of the Company as of December 31, 1994 and the related consolidated statements of income, cash flows, and stockholders' equity for the year then ended (not presented herein) were audited by other auditors whose report dated March 13, 1995, expressed an unqualified opinion on those consolidated financial statements. In their report on the Company's consolidated financial statements as of and for the six-month period ended June 30, 1995, dated August 10, 1995, those auditors expressed their opinion that the information set forth in the consolidated balance sheet as of December 31, 1994 was presented fairly in all material respects in relation to the consolidated balance sheet from which it was derived.

/s/  Price Waterhouse LLP

San Francisco, California
November 10, 1995

                         AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        NONE

ITEM 2.     CHANGES IN SECURITIES

        NONE

ITEM 5.     OTHER INFORMATION

The Company uses consolidation and proportionate principles of accounting to present certain financial information. Proportionate financial information is not required by GAAP or intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. Under GAAP, the Company consolidates the entities in which it has a controlling interest, and uses the equity method to account for entities when the Company has significant influence but does not have a controlling interest. In contrast, proportionate accounting reflects the Company's relative ownership interests in operating revenues and expenses for both its consolidated and equity method entities.

                         SELECTED SUPPLEMENTAL FINANCIAL DATA (1)

                                     TOTAL COMPANY

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                     ----------------------    ------------------------
                                                       1995        1994           1995         1994
                                                     --------  ------------     --------   -----------
                                                                     (dollars in millions)
Consolidated capital expenditures, excluding
  acquisitions and capital calls (GAAP basis)        $  115.4   $   92.0        $  408.9   $  256.3
Total proportionate net operating revenues           $  663.3   $  452.9(a)     $1,832.6   $1,243.9(a)
Total proportionate operating income (8)             $   76.7   $   42.6(a)     $  252.3   $  147.5(a)
Total proportionate operating cash flow (2), (8)     $  176.2   $  127.0(a)     $  548.5   $  379.1(a)

  (a) Revised from previously issued financial data to include the effects of the Company's interests in Nagoya, Osaka, and Tokyo, Japan.

                                                         September 30,
                                                    -----------------------
                                                       1995        1994
                                                    ----------   ---------
                                                         (in thousands)
Total proportionate cellular POPs (3)                 103,260     89,712
Total proportionate cellular subscribers (4)            2,550      1,612
Total proportionate paging units in service (4)         2,010      1,553

                              AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                               DOMESTIC CELLULAR OPERATIONS - PROPORTIONATE

                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                     ---------------------       ---------------------
                                                       1995         1994           1995         1994
                                                     --------     --------       --------     --------
                                                                     (dollars in millions)
DOMESTIC OPERATING RESULTS

    Service and other revenues                       $  379.2     $  296.3       $1,082.7     $  838.8
    Equipment sales                                      19.5         17.9           63.2         49.3
    Cost of equipment sales                             (27.5)       (22.1)         (84.0)       (55.0)
                                                     --------     --------       --------     --------
    Net operating revenues                              371.2        292.1        1,061.9        833.1
                                                     --------     --------       --------     --------

    Cost of revenues                                     37.5         31.4          111.0         92.4
    Selling and customer operations                     133.1        104.1          380.7        274.6
    General, administrative, and other expenses          35.0         31.1          100.0         88.9
    Depreciation expense                                 39.1         41.7          118.9        121.5
    Amortization expense                                  5.8          4.6           16.8         14.5
                                                     --------     --------       --------     --------
    Total costs and expenses                            250.5        212.9          727.4        591.9
                                                     --------     --------       --------     --------
    Operating income                                 $  120.7     $   79.2       $  334.5     $  241.2
                                                     ========     ========       ========     ========

    Operating cash flow (2)                          $  165.6     $  125.5       $  470.2     $  377.2
    Operating cash flow margin                           44.6%        43.0%          44.3%        45.3%
    Capital expenditures, excluding acquisitions     $  115.1     $   69.1       $  354.9     $  197.6


                                                        September 30,
                                                    -----------------------
                                                      1995          1994
                                                   -----------   ----------
                                                        (in thousands)
OPERATING DATA

    Total POPs, domestic (3)                           35,597       35,002
    Proportionate subscribers, domestic (4)             1,915        1,336

                         AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                                DOMESTIC PAGING OPERATIONS (5)

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,           September 30,
                                                     ------------------      -----------------
                                                      1995        1994        1995       1994
                                                     ------      ------      ------     ------
                                                              (dollars in millions)
DOMESTIC OPERATING RESULTS

    Service and other revenues                       $ 55.8      $ 47.2      $159.9     $134.7
    Equipment sales                                    11.6        11.9        33.5       32.4
    Cost of equipment sales                           (10.2)      (10.6)      (29.2)     (28.5)
                                                     ------      ------      ------     ------
    Net operating revenues                             57.2        48.5       164.2      138.6
                                                     ------      ------      ------     ------

    Total operating expenses before
       depreciation and amortization expense           38.0        31.2       110.1       89.3
    Depreciation and amortization expense              10.9         9.3        31.1       27.0
                                                     ------      ------      ------     ------
    Operating income                                 $  8.3      $  8.0      $ 23.0     $ 22.3
                                                     ======      ======      ======     ======
    Operating cash flow (2)                          $ 19.2      $ 17.3      $ 54.1     $ 49.3
    Operating cash flow margin                         33.6%       35.7%       32.9%      35.6%
    Capital expenditures, excluding acquisitions     $ 13.2      $ 17.0      $ 41.2     $ 43.3


                                                        September 30,
                                                      -----------------
                                                      1995        1994
                                                     ------      ------
                                                       (in thousands)
OPERATING DATA

    Units in service                                 1,875       1,434


                                   INTERNATIONAL OPERATIONS

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,           September 30,
                                                     ------------------      -----------------
                                                      1995        1994        1995       1994
                                                     ------      ------      ------     ------
                                                              (dollars in millions)
CELLULAR OPERATING RESULTS

Proportionate net operating revenues                 $218.8      $ 95.9      $559.3     $227.1
Income/(loss) (6)                                    $(16.5)     $ (6.3)     $(43.4)    $(22.1)
Impact of start-ups on income/(loss) (7)             $(13.9)     $ (5.2)     $(28.1)    $(10.1)


                                                        September 30,
                                                      -----------------
                                                      1995        1994
                                                     ------      ------
                                                       (in thousands)
OPERATING DATA

    Proportionate cellular POPs (3)                  67,663      54,710
    Proportionate cellular subscribers (4)              635         276
    Proportionate paging units in service (4)           135         119

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

Footnotes:

(1) Because significant assets of the Company are not consolidated, the Company believes that proportionate financial and operating data facilitate the understanding and assessment of its results. Unlike consolidation accounting, proportionate accounting is not in accordance with GAAP. Proportionate accounting reflects the relative weight of the Company's ownership interests in its domestic and international systems and excludes certain minority investments for which the Company does not receive timely financial and operating data.

(2) Operating cash flow is defined as operating income plus depreciation and amortization and is not the same as cash flow from operating activities in the Company's Consolidated Statements of Cash Flows. Proportionate operating cash flow represents the Company's ownership interest in the respective entities' operating cash flows. As such, proportionate operating cash flow does not represent cash available to the Company.

(3) POPs are the estimated market population multiplied by the Company's ownership interest in that market and includes markets in which the networks are under construction. Third quarter 1994 data included POPs for Italy and Belgium where licenses were being finalized.

(4) Reflects total subscribers of all cellular systems and total units in service of all paging systems in which the Company owns an interest multiplied by the Company's ownership interest.

(5)  Domestic paging is wholly owned by the Company.

(6) Represents the Company's share of income or loss (after foreign taxes where applicable) for international cellular systems, including Germany, Portugal, Belgium, Sweden, Japan, South Korea, Italy, Spain, and India.

(7) Represents the Company's share of income or loss (after foreign taxes where applicable) for international cellular systems which have not yet completed twelve months of commercial service, as follows:

       Three- and Nine-Month periods of 1995:   Italy, South Korea, Spain, and India
       Three- and Nine-Month periods of 1994:   Japan

(8) Total proportionate results do not include certain international and some small domestic cellular investments for which the Company does not have timely detailed income statements. Results for 1995 would be impacted by the cellular start-up losses disclosed with international operations. See footnote (7).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

        Exhibits identified below are incorporated herein by reference as exhibits hereto.

            Exhibit
            Number                 Description
            -------                -----------
              2.1     Amended and Restated Joint Venture Organization Agreement
                      dated as of September 30, 1995 between the Company and US
                      West, Inc.

              10.1    Amended and Restated Agreement of Limited Partnership of
                      WMC Partners, L.P. dated as of September 30, 1995 among
                      Members of the ATI Group and Members of the USW Group

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

              10.2    Amended and Restated Agreement of Limited Partnership of
                      PCS Nucleus, L.P. dated as of September 30, 1995 between
                      AirTouch PCS Holding, Inc. and US West PCS Holdings, Inc.

              10.3    Amended and Restated Investment Agreement dated as of
                      September 30, 1995 between the Company and US West, Inc.

              10.4 Amended and Restated Agreement of Exchange dated as of September 30, 1995 between the Company and US West, Inc.

              10.5 Amended and Restated Trust Agreement of Exchange dated as of September 30, 1995 between the Company and US West,
                      Inc.

              15      Letter re unaudited interim financial information

              27      Financial Data Schedule

(b) Reports on Form 8-K:

        Report on Form 8-K;  Date of Report: September 20, 1995

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTOUCH COMMUNICATIONS, INC.

By:   /s/ Mohan S. Gyani
          --------------
          Mohan S. Gyani
          Executive Vice President and Chief Financial Officer
         (Principal Accounting and Financial Officer)


Date:  November 13, 1995

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

       Exhibit
       Number                           Description
       -------                          -----------
         2.1        Amended and Restated Joint Venture Organization Agreement
                    dated as of September 30, 1995 between the Company and US
                    West, Inc.

         10.1       Amended and Restated Agreement of Limited Partnership of WMC
                    Partners, L.P. dated as of September 30, 1995 among Members of the ATI Group and Members of the USW Group

         10.2       Amended and Restated Agreement of Limited Partnership of PCS
                    Nucleus, L.P. dated as of September 30, 1995 between
                    AirTouch PCS Holding, Inc. and US West PCS Holdings, Inc.

         10.3       Amended and Restated Investment Agreement dated as of
                    September 30, 1995 between the Company and US West, Inc.

         10.4 Amended and Restated Agreement of Exchange dated as of September 30, 1995 between the Company and US West, Inc.

         10.5       Amended and Restated Trust Agreement of Exchange dated as of
                    September 30, 1995 between the Company and US West, Inc.

         15         Letter re unaudited interim financial information

         27         Financial Data Schedule