Form 10-K
period 1995-12-31
AIRTOUCH COMMUNICATIONS
filed 1996-03-26
CIK 904255

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.


                         COMMISSION FILE NUMBER 1-12342

                                  ------------


                          AIRTOUCH COMMUNICATIONS, INC.

A DELAWARE CORPORATION                         I.R.S. EMPLOYER NUMBER 94-3213132

                              ONE CALIFORNIA STREET
                             SAN FRANCISCO, CA 94111
                                 (415) 658-2000

                                  ------------


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

                              YES /X/    NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Based on the composite closing sales price on March 22, 1996, the aggregate market value of all voting stock held by nonaffiliates was approximately $15.7 billion. At March 22, 1996, 498,628,011 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated Parts of this Form 10-K:

                  1995 Annual Report to Stockholders - Part II
                  1996 Proxy Statement - Part III

                                TABLE OF CONTENTS

                                 --------------

                                     PART I

ITEM 1      Business..................................................................
ITEM 2      Properties................................................................
ITEM 3      Legal Proceedings.........................................................
ITEM 4      Submission of Matters to a Vote of Security Holders.......................
            Executive Officers of the Registrant......................................

                                     PART II

ITEM 5      Market for Registrant's Common Equity and Related Stockholder Matters.....
ITEM 6      Selected Financial Data...................................................
ITEM 7      Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................
ITEM 8      Financial Statements and Supplementary Data...............................
ITEM 9      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.....................................

                                    PART III

ITEM 10     Directors and Executive Officers of the Registrant........................
ITEM 11     Executive Compensation....................................................
ITEM 12     Security Ownership of Certain Beneficial Owners and Management............
ITEM 13     Certain Relationships and Related Transactions............................

                                     PART IV

ITEM 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K...........

----------------

Unless the context otherwise requires, references to the "Company" herein include AirTouch Communications, Inc. and entities over which it has or shares operational control.

This Form 10-K includes trademarks or service marks of the Company and of other companies that are the property of their respective owner. TalkAlong is a trademark of U S WEST, Inc.

Proportionate customer data is obtained, for each system over which the Company has or shares operational control, by multiplying (i) the aggregate number of customers of such system by (ii) the Company's ownership interest in the licensee operating such system. Proportionate customer data does not include information with respect to the Company's cost-based investments or certain equity-based investments that are not material to the Company's operating results or financial condition taken as a whole.

The term "POPs" means the population of a licensed market (based on population estimates for such market) multiplied by the Company's ownership interest in a licensee operating in that market as of the date specified, and includes networks under construction and the markets of certain cost-based investments not included in proportionate results.

Private Securities Litigation Reform Act Safe Harbor Statement: When used in this Report, the words "estimate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of such risks, see "Business-Investment Considerations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

AirTouch Communications, Inc. is one of the world's leading wireless telecommunications companies, with significant cellular interests in the United States, Europe and Asia. The Company's proportionate worldwide cellular and broadband PCS interests represented 164.9 million POPs and more than 3 million customers at December 31, 1995. In the United States, the Company has approximately 52 million proportionate cellular and broadband PCS POPs. The Company controls or shares control over cellular systems in ten of the 30 largest cellular markets, including Los Angeles, San Francisco, San Diego, Detroit and Atlanta, and through PCS PrimeCo, L.P., shares control over 11 major broadband PCS markets. Internationally, the Company had 112.9 million cellular POPs as of December 31, 1995, and held significant ownership interests, with board representation and substantial operating influence, in national cellular systems operating in Germany, Japan, Portugal, Sweden, Belgium, Italy, Spain and Madras, India, and in systems under construction in South Korea and Madhya Pradesh, India. In February 1996, the Company's consortium was awarded one of two new national cellular licenses in Poland. Based on industry surveys, the Company is also among the largest providers of paging services in the United States, with approximately 2.3 million units in service at December 31, 1995.

The following table sets forth the Company's cellular and broadband PCS POPs and proportionate customers at December 31, 1995.

                                                                        PROPORTIONATE
                                                             POPS(1)     CUSTOMERS(2)
                                                             -------     ------------
                                                          (IN MILLIONS) (IN THOUSANDS)
Domestic Cellular:
   Southern California                                         15.8            *
   San Francisco Bay Area                                       3.1            *
   Sacramento Valley                                            1.8            *
   Michigan/Ohio(3)                                            11.2            *
   Georgia and Kansas/Missouri                                  5.1            *
   Other domestic interests                                      .7            *
                                                              -----
   Domestic Cellular Subtotal                                  37.7        2,262
                                                              -----        =====
Domestic Broadband PCS                                         14.3           --
                                                              -----
Domestic Total                                                 52.0        2,262
                                                              =====        =====

International Cellular:(4)
   Belgium                                                      2.5           59
   Germany                                                     28.4          507
   India                                                       36.9            *
   Italy                                                        6.8            7
   Japan                                                       13.0          108
   Poland                                                       7.5           --
   Portugal                                                     2.3           39
   Sweden                                                       4.5           75
   South Korea                                                  4.8           --
   Spain                                                        6.2            2
                                                              -----        -----
International Total                                           112.9          797
                                                              -----        -----
Worldwide Total                                               164.9        3,059
                                                              =====        =====

-------------
*    Not disclosed.

(1) "POPs" means the population of a licensed market (based on population estimates for such market) multiplied by the Company's ownership interest in a licensee operating in such market as of the date specified. Includes networks under construction and markets of certain cost-based investments not included in proportionate financial results.

(2) Proportionate customer data does not include customers to systems where the Company accounts for its investment on a cost basis. For a list of such systems, see "Domestic Cellular" and "International Cellular." Proportionate data also excludes information for certain equity-based investments that are not material to the Company's operating results or financial condition taken as a whole.

(3) POPs and proportionate customers for the Michigan/Ohio region reflect both the Company's 50% interest in a partnership with Cellular Communications, Inc. and the Company's ownership of approximately 37.6% of the outstanding common stock of CCI at December 31, 1995.

(4) Includes POPs for South Korea, Madhya Pradesh and certain regions of Japan, where the systems have not yet commenced operations. Includes POPs for Poland, where the Company's consortium was awarded a national cellular license in February 1996.

INVESTMENT CONSIDERATIONS

The following factors, in addition to the other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

COMPETITION

The sale of cellular and paging services in each of the Company's markets has become increasingly competitive. In the United States, where the Company previously had one cellular competitor in each market, the Company in the near future will face up to eight wireless competitors due to the introduction of broadband personal communications services ("PCS") on frequencies recently auctioned by the Federal Communications Commission ("FCC") and specialized mobile radio ("SMR") services on existing SMR frequencies. PCS providers have already begun service in select markets in the United States, and competitors are expected to begin offering PCS services in most of the Company's markets between late 1996 and early 1997. One SMR operator is currently offering digital SMR service in the Los Angeles and San Francisco markets and has announced plans to construct a nationwide system with its partners that would offer service in several of the Company's other cellular markets. Depending on voice quality, system reliability, system coverage, product offerings, marketing techniques and pricing, such services may be competitive with the Company's cellular service. The Telecommunications Act of 1996 may have removed certain restrictions on the ability of the Company's competitors to offer as a single package a variety of services, such as wireless voice and data, paging, long-distance, local landline and cable services, some of which the Company does not currently provide. Increased competition could result in pricing pressure, which contributes to lower revenues per customer, and higher customer acquisition costs resulting in lower profit margins. See also "Business-Domestic Cellular-Competition" and "Business-Paging-Competition."

There is also significant competition in the Company's international markets. For example, the Company's ventures in Germany and Sweden currently face competition from two other providers, as will its venture in Poland once it commences service. In Japan there are as many as four cellular licensees and three Personal Handy Phone licensees in certain regions. Government-operated cellular systems in these and other countries have become increasingly competitive with privately operated systems. In addition, it is expected that additional licenses will be issued in many of the markets in which the Company and its ventures provide services. For instance, it is expected that the German government will issue an additional 1800 MHz cellular license in 1997 or 1998. See also "Business-International Cellular-Competition."

TECHNOLOGY

The operations of the Company and its joint ventures depend in part upon the successful deployment of continuously evolving wireless communications technologies. The Company licenses technologies from a number of vendors and makes significant capital expenditures in connection with the deployment of such technologies. There can be no assurance that such technologies will be developed according to anticipated schedules, that they will perform according to expectations, or that they will achieve commercial acceptance. The Company may be required to make more capital expenditures than is currently expected if vendors fail to meet anticipated schedules, if a technology's performance falls short of expectations, or if commercial acceptance is not achieved.

REGULATION

The licensing, construction, operation, sale and acquisition of wireless systems, as well as the number of competitors permitted in each market, are regulated in the United States by the FCC and by its counterparts in other countries. In addition, certain aspects of the Company's domestic wireless operations may be subject to public utility regulation in the state in which service is provided and to local regulation. Frequently, regulatory consent is necessary for the change in ownership of licenses. The siting and construction of transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use and other local regulation. The California Public Utilities Commission ("CPUC") is investigating whether California cellular carriers have complied with rules regarding the filing of applications and permits to locate and construct cell sites, although no formal allegations of wrongdoing have been made against the Company. However, no assurance can be given that the outcome of such investigation or other regulatory determinations or changes by federal, state or foreign governmental authorities will not have an adverse effect on the Company's business. In connection with the Telecommunications Act of 1996, the FCC is expected to conduct more than 80 rulemaking proceedings during 1996. The outcome of these proceedings could have a material effect on regulation governing the Company's operations.

The Company's international and domestic wireless licenses are granted for specific periods of time. The most significant domestic cellular and paging licenses are granted for a period of ten years. The Company believes that each of its expiring domestic licenses will be renewed based upon its prior experience with expired licenses and upon FCC rules establishing a presumption in favor of licensees that have substantially complied with their regulatory obligations during the initial license period. However, there can be no assurance that any domestic or international license will be renewed. See "Business-Regulation."

FUTURE FUNDING REQUIREMENTS

The Company expects that its existing domestic cellular operations will require significant amounts of capital in 1996 and future years, as will the construction of the 11 PCS systems by PCS PrimeCo, L.P. ("PCS PrimeCo"), the Company's PCS partnership with Bell Atlantic Corporation ("Bell Atlantic"), NYNEX Corporation ("NYNEX") and U S WEST, Inc. ("U S WEST"). In addition, the construction of cellular systems in international markets where the Company's consortia have been awarded licenses within the past several years will require substantial capital contributions by the Company. The Company also has certain obligations to purchase the remaining equity in Cellular Communications, Inc. ("CCI") or alternatively to pay a "make-whole" amount to CCI. See "Business-Domestic Cellular-Joint Ventures-New Par." To meet its financing needs, the Company currently has a $2 billion committed revolving credit facility, has the ability to sell commercial paper in aggregate amounts available for borrowing under the committed revolving credit facility, and has filed with the Securities and Exchange Commission a registration statement for potential debt and/or equity proceeds of $2 billion. While the Company will apply its operating cash flow and borrowings under its existing credit facilities to the commitments described above, these obligations, as well as any additional obligations arising from the Company's pursuit of acquisitions and other new opportunities, will require the Company to seek additional sources of financing in the next few years. The Company believes that it will be able to access these sources on terms and in amounts that will be adequate to accomplish its objectives, although there can be no assurance that such will be the case. The Company's senior unsecured long-term debt has been assigned an implied rating of BBB+ by Standard & Poor's Ratings Group and a rating of Baa2 by Moody's Investors Service, Inc., and its commercial paper has been assigned a rating of A-2 by Standard & Poor's and P-2 by Moody's, based in part upon each agency's respective analysis of the expected future financial performance of the Company. These ratings may be revised or withdrawn by the rating agency at any time, and there can be no assurance that the Company will be able to maintain such ratings. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

DILUTION OF OPERATING RESULTS

Over the past several years, the Company's consortia were awarded digital cellular licenses in India, Italy, Japan, Poland, South Korea and Spain, and the Company is continuing to pursue new opportunities in international markets. In March 1995, PCS PrimeCo was awarded eleven 30 MHz licenses in the FCC's broadband PCS auctions for a licence cost of approximately $1.1 billion. The Company's indirect interest in PCS PrimeCo is currently 25%, but will increase upon the contribution by U S WEST and the Company of their respective interests in PCS PrimeCo to their joint venture, WMC Partners, L.P. See "Business-Domestic Cellular-Joint Ventures-WMC Partners." As a result of costs associated with the foregoing international and domestic system deployments, the Company's investments will incur losses which will, at least in the near term, have a dilutive effect on the Company's earnings.

ANTITRUST PROCEEDINGS

The Company believes that its cellular pricing and marketing practices were and are in compliance with antitrust laws. The Company, however, is a defendant in a number of class action complaints with respect to its Los Angeles, San Francisco and San Diego operations, which allege that the Company conspired to fix retail and wholesale cellular prices. The Company does not believe that the class actions, if adversely decided, would have a material adverse effect on its financial condition. No assurance can be given as to the foregoing, however, or that an any disposition of these proceedings, if adverse to the Company, might not materially adversely affect the Company's results of operations in the year of such disposition. See Item 3, "Legal Proceedings."

CCI TRANSACTION

Concurrent with the formation in 1991 of an equally owned joint venture with CCI ("New Par"), the Company purchased 5% of the equity in CCI, agreed to purchase additional equity in CCI, and obtained the right to acquire all of CCI's remaining equity in stages over the next several years. Pursuant to that transaction, in October 1995 and January 1996, the Company purchased 10.04 million shares of CCI stock and options to acquire an additional 2.4 million shares, bringing the Company's ownership interest in CCI to approximately 37.6% of the outstanding stock. The Company also has the right (but not the obligation) over a 12-month period pursuant to an appraisal process commencing in August 1996 to purchase the remainder of CCI (but excluding any assets and related liabilities other than CCI's interest in New Par unless otherwise agreed by the partners) at a price that reflects the appraised private market value of CCI (excluding such assets and related liabilities) at that time. In the event the Company does not exercise such right, New Par effectively terminates, with the Company receiving the assets it contributed and CCI becoming obligated to sell its assets, including those relating to the joint venture, to a third party. If New Par's assets (and related liabilities) are sold within a specified period (not to exceed two years) at less than the appraised price, the Company will be obligated to effect a "make-whole" payment to CCI's stockholders to the extent of any shortfall. The Company's exercise of its rights to purchase additional equity in CCI will depend upon the Company's evaluation of the market for CCI's stock, CCI's business prospects and financial condition, other investment opportunities available to the Company, prospects for the Company's business, general economic conditions and other factors. No assurance can be given that the Company's investment in CCI will be favorable to the Company or that any sale of the joint venture assets, if required, will be consummated at a price that will eliminate the Company's make-whole obligation. See "Business-Domestic Cellular-Joint Ventures-New Par."

IMPLICATIONS OF LICENSEE OWNERSHIP STRUCTURE

The Company holds most of its domestic cellular properties and its domestic broadband PCS properties through partnership interests, a number of which are controlling interests. Upon the contribution of certain of the Company's domestic cellular properties to its joint venture with U S WEST, control over such properties will, to a certain extent, be shared with U S WEST. See "Business-Domestic Cellular-Joint Ventures-WMC Partners." In addition, the Company's interests in international wireless licenses are held almost exclusively through foreign entities in which the Company is a significant, but not controlling, owner. Under the governing documents for certain of these partnerships and corporations, certain key matters such as the approval of business plans and decisions as to the timing and amount of cash distributions may not be approved without the consent of the Company's partners, or may be approved without the consent of the Company. Although the Company has not been materially impeded by the nature of its wireless ownership interests from pursuing its corporate objectives, no assurance can be given that it will not experience difficulty in this regard in the future. The Company may enter into similar arrangements as it participates in consortia "formed" or "organized" to pursue additional wireless opportunities.

FLUCTUATIONS IN THE VALUE OF WIRELESS LICENSES

A substantial portion of the Company's assets consists of interests in entities holding cellular licenses, the value of which will depend significantly upon the success of the operations of such entities and the growth and future direction of the cellular industry generally. Values of licenses also have been affected by fluctuations in the level of supply and demand for such licenses. In addition, the infrequency with which licenses are traded or sold may increase the difficulty of establishing values for the Company's license interests. Any transfer of control of an entity holding a domestic license is subject to prior FCC (and possibly state regulatory) approval. Analogous governmental approvals are required for transfers of interests in foreign licenses. Where licenses are held by partnerships or foreign corporations, transfers of ownership interests in such entities are often subject to contractual restrictions.

The Company believes that future international cellular opportunities will arise primarily through awards by developing countries, where operating and political risks may be greater and potential returns lower than in countries in which the Company currently has investments. In addition, investment returns from acquisitions of interests in existing entities holding wireless licenses or from licenses acquired through auctions may be lower than those resulting from the Company's early license awards because of the substantial purchase prices required to acquire such interests.

EXCHANGE RATE FLUCTUATIONS

Foreign currency exchange rates are increasingly material to the Company's results of operations. The Company evaluates the risk of significant exchange rate volatility and its ability to hedge as part of its decision whether to pursue an international opportunity. A significant weakening against the dollar of the currency of a country where the Company generates revenues or earnings may adversely affect the Company's results, while any weakening of the dollar against such currency could have an adverse effect if the Company is obligated to make significant foreign currency denominated capital investments in such country. The Company attempts to mitigate the effect of foreign currency fluctuations through the use of foreign currency contracts and foreign denominated credit arrangements. There can be no assurance that the Company will be successful in its foreign currency hedging efforts.

RADIO FREQUENCY EMISSIONS CONCERNS

Media reports have suggested that certain radio frequency ("RF") emissions from portable cellular telephones might be linked to cancer. The Company has collected and reviewed relevant scientific information and, based on such information, is not aware of any credible evidence linking the usage of portable cellular telephones with cancer. The FCC currently has a rulemaking proceeding pending to update the guidelines and methods it uses for evaluating RF emissions in radio equipment, including cellular telephones. While the proposal would impose more restrictive standards on RF emissions from low-power devices such as portable cellular telephones, it is anticipated that all cellular telephones currently marketed and in use will comply with those standards. The Telecommunications Act of 1996 requires that the FCC complete action in that rulemaking proceeding within 180 days after February 7, 1996. Additional concerns have been expressed about the safety of emissions from cellular facilities which transmit calls to customers' telephone handsets. The Company's facilities are licensed by the FCC and comply with the exposure levels set by the FCC. The Telecommunications Act of 1996 provides that state and local governments may not regulate the placement, construction or modification of personal wireless service facilities on the basis of the environmental effects of RF emissions as long as such facilities comply with the FCC's regulations concerning such emissions. However, local authorities still have jurisdiction over zoning and permitting of such facilities.

FRAUD

The cellular industry continues to be subject to fraudulent activity. Cloning, which is one form of such fraud, refers to the use of scanners and other electronic devices to illegally obtain telephone numbers and electronic serial numbers during cellular transmission. These stolen telephone and serial number combinations can be programmed into a cellular phone and used to obtain fraudulent access to cellular networks. Roaming fraud occurs when a phone programmed with a number stolen from the Company's customer is used to place fraudulent calls from another carrier's market, resulting in a roaming fee charged to the Company that cannot be collected from the customer. The Company is working to reduce the negative impacts of fraud through investment in new technologies and the deployment of other measures. In its own markets the Company has had significant success in detecting and reducing fraudulent usage of numbers stolen from the Company's customers. However, the Company continues to experience significant levels of roaming fraud. The cost of cellular fraud could have a significant impact on the Company's operating results for the foreseeable future.

ECONOMIC FLUCTUATIONS

The Company's performance is affected by the general condition of the economy, with demand for wireless services and the amount of cellular use tending to decline when economic growth and retail activity decline. It is not possible for the Company to accurately predict economic fluctuations and the impact of such fluctuations on its performance.

DOMESTIC CELLULAR

The Company is one of the largest providers of cellular services in the United States, with interests in some of the most attractive cellular markets based upon total population and demographic characteristics. The Company's United States cellular interests represented over 37 million POPs and more than 2.2 million proportionate customers at December 31, 1995. The Company has or shares operational control over cellular systems in Los Angeles, San Francisco, San Diego, Atlanta, Detroit, Cleveland, San Jose, Sacramento, Cincinnati and Kansas City. These cities represent ten of the 30 largest cellular markets in the United States.

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

The following table sets forth as of December 31, 1995 by region (i) the markets in which the Company owns an interest in a cellular system, (ii) whether each such system is the wireline or non-wireline licensee, (iii) the total population of the market served by such system, (iv) the Company's percentage ownership in the operator of the system, and (v) the Company's POPs based on its percentage ownership.

                                           WIRELINE/     TOTAL       INDIRECT    COMPANY'S
                                             NON-     POPULATION(1)  OWNERSHIP      POPS
                  MARKET                   WIRELINE  (IN THOUSANDS) PERCENTAGE (IN THOUSANDS)
                  ------                   --------  -------------- ---------- --------------
Southern California Region
        Los Angeles (4)(6) ...............    WL        14,767        84.00%      12,404
        San Diego (4)(6) .................    WL         2,671       100.00%       2,671
        Oxnard/Ventura (4)(6) ............    WL           711        50.00%         356
        Las Vegas, NV (3) ................    WL           983        27.79%         273
        Santa Barbara (5) ................    WL           382        10.00%          38
        San Luis Obispo (5) ..............    WL           226        10.00%          23
                                                        ------                    ------
        Subtotal .........................              19,740                    15,765
                                                        ------                    ------

San Francisco Bay Area Region
        San Francisco/Oakland (3)(6) .....   NWL         3,863        47.00%       1,816
        San Jose (3)(6) ..................   NWL         1,570        47.00%         738
        Vallejo (3)(6) ...................   NWL           492        50.00%         246
        Santa Rosa (3)(6) ................   NWL           416        40.18%         167
        Salinas/Monterey (3)(6) ..........   NWL           353        42.96%         152
                                                        ------                    ------
        Subtotal                                         6,694                     3,119
                                                        ------                    ------

Sacramento Valley Region
        Sacramento (4)(6) ................    WL         1,467        49.88%         732
        Stockton (4)(6) ..................    WL           528        49.88%         263
        Modesto (4)(6) ...................    WL           416        49.88%         208
        Reno, NV (4)(6) ..................    WL           288        49.88%         144
        Chico (4)(6) .....................    WL           195        49.88%          97
        Redding (4)(6) ...................    WL           164        48.43%          79
        Yuba City (4)(6) .................    WL           139        49.88%          69

                                                 WIRELINE/     TOTAL      INDIRECT
                                                   NON-     POPULATION(1)  OWNERSHIP           POPS
                       MARKET                    WIRELINE  (IN THOUSANDS) PERCENTAGE      (IN THOUSANDS)
                       ------                    --------  -------------- ----------      --------------
Sacramento Valley Region (continued)
        Storey, NV (4)(6)...................         WL        108         49.88%               54
        Tehama (4)(6).......................         WL         97         49.88%               49
        Sierra (4)(6).......................         WL         91         49.88%               45
        Lander, NV (3)......................         WL         50         50.00%               25
        Modoc (4)(6)........................         WL         59         25.00%               15
        Mineral, NV (4)(6)..................         WL         30         50.00%               15
        White Pine, NV (4)(6)...............         WL         13        100.00%               13
        Del Norte (5).......................         WL        208          5.60%               12
        Fresno (5)..........................         WL        744          1.10%                8
        Bakersfield (5).....................         WL        617          1.10%                7
        Visalia/Tulare (5)..................         WL        352          1.10%                4
                                                             -----                           -----
        Subtotal                                             5,566                           1,839
                                                             -----                           -----

Michigan/Ohio Region (2)
        Detroit, MI (3)(6)..................        NWL      4,602         68.43%            3,149
        Cleveland, OH (3)(6)................        NWL      1,842         68.43%            1,261
        Cincinnati, OH (3)(6)...............        NWL      1,513         68.43%            1,036
        Columbus, OH (3)(6).................        NWL      1,302         68.43%              891
        Dayton, OH (3)(6)...................        NWL        852         68.43%              583
        Toledo, OH/MI (3)(6)................        NWL        794         68.43%              543
        Grand Rapids, MI (3)(6).............        NWL        735         68.43%              503
        Akron, OH (3)(6)....................        NWL        682         68.43%              467
        Flint, MI (3)(6)....................        NWL        506         68.43%              346
        Lansing, MI (3)(6)..................        NWL        499         68.43%              341
        Saginaw/Bay City, MI (3)(6).........        NWL        403         68.43%              276
        Canton, OH (3)(6)...................        NWL        405         68.43%              277
        Hamilton/Middletown, OH (3)(6)......        NWL        318         68.15%              217
        Lorain/Elyria, OH (3)(6)............        NWL        281         68.43%              192
        Lima, OH (3)(6).....................        NWL        222         68.43%              152
        Mercer, OH (3)(6)...................        NWL        224         68.43%              153
        Muskegon, MI (3)(6).................        NWL        188         67.12%              126
        Springfield, OH (3)(6)..............        NWL        186         61.06%              114
        Clinton, OH (3)(6)..................        NWL        173         68.43%              118
        Mansfield, OH (3)(6)................        NWL        127         68.43%               87
        Ashtabula, OH (3)(6)................        NWL        103         68.43%               70
        Morrow, OH(3)(6)....................        NWL        448         68.43%              306
                                                             -----                           -----
        Subtotal                                            16,405                          11,208
                                                             -----                           -----

Georgia Region
        Atlanta (4)(6)......................        NWL      3,111        100.00%            3,111
        Chattooga (4)(6)....................        NWL        205        100.00%              205
        Athens (4)(6).......................        NWL        169         86.84%              147
        Jasper (4)(6).......................        NWL        123        100.00%              123
                                                             -----                           -----
        Subtotal                                             3,608                           3,586
                                                             -----                           -----

Kansas/Missouri Region
        Kansas City, KS/MO (3)(6)...........        NWL      1,518         50.00%              759
        Wichita, KS (4)(6)..................        NWL        480        100.00%              480
        Topeka, KS (4)(6)...................        NWL        200         78.01%              156
        St. Joseph, MO (3)(6)...............        NWL         98         43.50%               43
        Lawrence, KS (3)(6).................        NWL         90         50.00%               45
                                                             -----                           -----
        Subtotal                                             2,386                           1,483
                                                             -----                           -----

                                             WIRELINE/     TOTAL      INDIRECT
                                               NON-     POPULATION(1)  OWNERSHIP           POPS
                   MARKET                    WIRELINE  (IN THOUSANDS) PERCENTAGE      (IN THOUSANDS)
                   ------                    --------  -------------- ----------      --------------
Other
    Dallas/Fort Worth, TX (3) .........         NWL         4,344       17.00%             739
                                                           ------                       ------
    Subtotal                                                4,344                          739
                                                           ------                       ------
TOTAL                                                      58,743                       37,739
                                                           ======                       ======

--------------
(1)      1995 Donnelly Marketing Information Service population estimates.

(2) The Company's ownership percentage and POPs for the Michigan/Ohio region reflect both the Company's 50% ownership interest in New Par and the Company's ownership of approximately 37.6% of the outstanding equity in CCI at December 31, 1995.

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

MARKETING

The Company aggressively markets its cellular services in its managed markets, which are Los Angeles, San Diego, Sacramento and Atlanta, under the AirTouch Cellular name through its own sales force and arrangements with independent agents, as well as through newspaper, television, and radio advertising and telemarketing via toll-free telephone numbers. In certain markets, the Company's cellular service is sold through resellers who, pursuant to FCC requirements, are allowed to purchase blocks of cellular telephone numbers and access to cellular services at wholesale rates for resale to the public. Agents are independent contractors who solicit customers for the Company's cellular service, and typically include specialized cellular stores, automobile dealers, specialized electronics stores and department stores. The Company generally pays its agents a commission for each customer who uses the Company's service for a specified period and makes residual payments to the agent based on the customer's ongoing service charges. The Company has been taking steps to align sales costs with revenues by emphasizing residual payments to agents over upfront commissions and utilizing Company controlled distribution channels such as direct sales and telemarketing. The Company has increasingly targeted the consumer market with special promotions and pricing plans and by expanding into consumer electronics stores and other mass-market distribution channels.

The Company's systems in the San Francisco Bay Area, Michigan/Ohio and Kansas market cellular service under the Cellular One brand name. In addition, the Company's Georgia regional network is part of SouthReach(R), a service offered with three other cellular operators in the southeastern United States.

On March 20, 1996, the Company and U S WEST announced that U S WEST Cellular will assume the AirTouch Cellular brand in May 1996, throughout its 12-state service area. U S WEST Cellular properties cover 20 million people including the major cellular markets of Seattle, Portland, Denver, Phoenix, Minneapolis/St. Paul and Salt Lake City. After the brand introduction, the AirTouch Cellular brand will cover most states west of the Mississippi.

SERVICES

In addition to providing high quality wireless telephone service, in most markets the Company makes custom calling services such as voice mail, call forwarding, call waiting, three way calling, no-answer and busy transfer available to customers. In 1994, the Company introduced display messaging, a service that allows a cellular phone to receive and store voice mail messages, short alphanumeric messages and pages even if the handset is in use or switched off, and AirTouch 411 Connect(SM), an enhanced directory assistance service that enables callers to be connected to the party whose number was requested without hanging up and redialing. In 1995, the Company introduced AirTouch Voice Mail Alert!(SM), which notifies cellular customers when they have a new message waiting to be heard. In its Sacramento market, the Company introduced TalkAlong(TM), an affordable and attractively packaged cellular phone sold at local retail outlets that can be activated by a single call to the Company.

The Company charges its customers for service activation, monthly access, per-minute airtime and custom calling features, and generally offers a variety of pricing options, most of which combine a fixed monthly access fee and per-minute charges. The Company pays the local telephone service company directly for interconnection of cellular telephone calls with the wireline telephone network. Customers are billed directly by their selected long-distance carrier or by the Company, which provides the billing service for a fee to the long-distance carrier. In late 1994, the Company began offering its own long-distance service in its Los Angeles, Sacramento, San Diego and Atlanta markets.

The Company maintains a customer service department in each of its cellular markets for billing and service inquiries. Using a toll free telephone number, customers are able to report any problems and obtain up-to-date information with respect to their accounts. Through the use of sophisticated monitoring equipment, these technicians are able to check the performance of the cellular network.

TECHNOLOGY

The Company is an industry leader in cellular technology. The Company's Los Angeles network was the first to introduce cell site sectorization and overlay/underlay techniques which simultaneously provide increased coverage in high traffic areas and umbrella coverage of difficult terrain. In 1991, the Company became the first to deploy microcells, which make use of low power antennas located significantly farther from cell sites than permitted by earlier technology, thereby allowing coverage inside buildings, in canyons and tunnels and in other areas that are difficult or impossible to serve with conventional cellular technology. Microcell technology also includes a fast hand-off capability, which is valuable in downtown settings where a greater number of antennas allows the network to operate efficiently in high traffic areas at lower power settings.

The Company has also developed advanced network design and management tools. The Company's proprietary software predicts cell site coverage, which is critical in engineering new cellular networks and in making design improvements to existing systems. Other proprietary software developed by the Company detect and analyze system problems, allowing the Company to react quickly, often before the problem noticeably affects service quality.

Currently, in most markets the radio transmission between the cellular telephone and the cell site is an analog transmission, and both the cellular telephone and the transmitting equipment are designed to send and receive voice signals exclusively in this mode. The Company believes that recently developed digital technology will offer many advantages over analog technology, including substantially increased capacity, greater call privacy, lower operating costs, reduced susceptibility to fraud and the opportunity to provide improved data transmissions. The Company expects that the transition by customers who prefer digital service will occur over a number of years, and that cellular systems will maintain transmitting equipment to serve both formats for the foreseeable future. Manufacturers currently offer dual-mode cellular telephones capable of sending and receiving both analog and digital transmissions.

The Company has selected Code Division Multiple Access ("CDMA") as its digital technology. The Company was an early proponent of CDMA research and worked with Qualcomm Incorporated ("QUALCOMM") and others to develop this technology. The Company expects to introduce CDMA service on a commercial basis in portions of its Los Angeles market, focusing first on transferring high-usage customers to the CDMA network. Motorola is providing CDMA network infrastructure equipment. The Company and Motorola are working together to conclude final optimization of CDMA to ensure that it meets the Company's high standards for commercial introduction. PCS PrimeCo will also deploy CDMA technology, and the Company's three PCS partners, Bell Atlantic, NYNEX, and U S WEST have also chosen CDMA as their digital cellular standard.

CMT Partners, the Company's joint venture with AT&T Wireless Services, Inc. ("AT&T Wireless," successor in interest to McCaw Cellular Communications, Inc. ("McCaw")), introduced digital cellular service based on Time Division Multiple Access ("TDMA") technology in the San Francisco Bay Area in October 1993.

COMPETITION

The cellular services industry in the United States is highly competitive. Cellular systems compete principally on the basis of network quality, customer service, price and coverage area. Currently, the Company's chief competition in each market is from the other cellular carrier. In certain markets, the Company also competes at the retail level with resellers. The Company believes that its technological expertise, emphasis on quality and customer service, large coverage areas, and development of new products and services make it a strong competitor.

The Company will face greater competition in the near future. In 1995, the FCC issued broadband PCS licenses for Blocks A and B, and expects to auction the remaining four broadband PCS blocks during 1996. The entrance of PCS licensees into the Company's cellular markets, anticipated to occur in 1996 and 1997, is expected to provide significant competition for the Company's existing cellular networks. Broadband PCS service is expected to be similar to current cellular technology in providing "anytime, anywhere" voice and data services to mobile users, although PCS may offer additional features not available from analog cellular carriers today. The Company has formed an alliance with Bell Atlantic, NYNEX and U S WEST to provide PCS service. See "Business-Domestic Cellular-Joint Ventures-PCS PrimeCo."

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

AT&T's entry into the wireless market through the acquisition of McCaw may increase the competition that the Company faces in Los Angeles and Sacramento, where its cellular operations compete with the former McCaw operations now owned by AT&T Wireless. These operations may be able to use the AT&T brand name, sales, customer service and distribution channels. The Company and AT&T Wireless jointly operate cellular systems in San Francisco, San Jose, Dallas, Kansas City and certain other markets through CMT Partners. See "Business-Domestic Cellular-Joint Ventures-CMT Partners."

For further discussion of competition, see "Business-Investment
Considerations-Competition."

JOINT VENTURES

NEW PAR. In August 1991, the Company and CCI formed New Par, to which CCI contributed its cellular systems, located primarily in Ohio, and the Company contributed its cellular systems in Michigan and Ohio. New Par is equally owned by CCI and the Company and is governed by a four-person committee, with two members appointed by each company.

In connection with the formation of New Par, the Company and CCI entered into an agreement (the "Merger Agreement") under which the Company purchased 5% of the equity in CCI, agreed to purchase additional equity in CCI and obtained the right to acquire all of CCI's remaining equity in stages over time. Pursuant to the Merger Agreement, in October 1995, the Company purchased 10.04 million shares of stock of CCI at $60 per share for a total of $602.4 million, and options to purchase 10,700 shares for approximately $0.3 million. As of December 31, 1995, the Company's ownership interest in CCI was approximately 37.6% of the outstanding stock. Also pursuant to the Merger Agreement, in January 1996, the Company purchased additional options representing approximately 2.4 million shares of CCI stock for an aggregate consideration of approximately $107.7 million. The option purchase did not affect the Company's percentage ownership of the outstanding stock of CCI. The average exercise price of the Company's options acquired in 1995 and 1996 is approximately $15 per share. Under the Merger Agreement, the Company has the right to increase its ownership in CCI to up to 49% through open market purchases, privately negotiated transactions, or otherwise.

Pursuant to a process commencing in August 1996, the Company has the right, by causing CCI to redeem all of its redeemable stock not held by the Company (the "Redemption"), to acquire CCI, including its interests in New Par and such other CCI assets and related liabilities as the Company and CCI may agree upon, at a price per share that reflects the appraised private market value of New Par (and such other CCI assets and related liabilities as the Company and CCI agree shall be retained by the Company) determined in accordance with an appraisal process set forth in the Merger Agreement. Prior to determining whether to cause the Redemption, the Company has the opportunity to evaluate up to three different appraisal values over a 12-month period pursuant to an appraisal process that begins in August 1996. The Company will finance any Redemption by providing to CCI any necessary funds.

In the event that the Company does not exercise its right to cause the Redemption, CCI is obligated to commence promptly a process to sell itself (and, if directed by the Company, the Company's interest in New Par). In the event that the Company does not direct CCI to sell the Company's interest in New Par, such partnership will dissolve and the assets will be returned to the contributing partners. Alternatively, CCI may purchase the Company's interest in CCI or in CCI and New Par, as the case may be, at a price based upon their appraised values determined in accordance with the Merger Agreement. If CCI or its interest in New Par is sold within certain specified time periods, not to exceed two years, for a price less than the appraised private market value, the Company is obligated to pay to all CCI stockholders a specified percentage of such shortfall.

The amount and timing of any acquisition of additional equity interests in CCI will depend upon the Company's evaluation of the market for the CCI stock, CCI's business, prospects and financial condition, other investment opportunities available to the Company, prospects for the Company's own business, general economic conditions, money and stock market conditions and other developments, as well as the Company's rights and obligations under the Merger Agreement.

CMT PARTNERS. In September 1993, the Company and AT&T Wireless (at the time, McCaw) formed CMT Partners, an equally owned partnership that holds interests in cellular systems operating in San Francisco, San Jose, Dallas/Ft. Worth, Kansas City and certain adjacent suburban areas. In a related transaction, the Company purchased McCaw's Wichita and Topeka systems. CMT Partners is governed by a four-person committee consisting of two members from each company. CMT Partners has a fifteen year term, ending in 2008, which may be extended or shortened under certain circumstances. Upon dissolution of CMT Partners its assets will be sold unless either the Company or AT&T Wireless elects to have the assets distributed in kind to the partners.

WMC PARTNERS. In July 1994, the Company and U S WEST entered into an agreement to combine their domestic cellular properties into a partnership known as WMC Partners, L.P. ("WMC") in a multi-phased transaction. WMC is governed by an eight-member committee consisting of four representatives of the Company (including the president) and three of U S WEST, with an independent member to cast tie-breaking votes in certain deadlock situations. Voting in the partnership committee is in proportion to the partners' percentage interests, and supermajority votes are required in connection with certain matters, including the approval of business plans.

During the initial phase of the transaction ("Phase I"), which commenced on November 1, 1995, WMC began providing certain support services to both companies' domestic cellular and PCS operations, which will continue to be owned and operated separately by the individual partners throughout Phase I.

In the next phase ("Phase II"), the partners will contribute their existing domestic cellular properties to WMC, subject to obtaining required consents and authorizations. Pursuant to the joint venture agreement, this contribution will occur following the lifting of certain restrictions imposed by the Modification of Final Judgment ("MFJ") (or earlier, at the Company's option), but in no event later than July 25, 1998. The Telecommunications Act of 1996 provided sufficient relief from the restrictions imposed by the MFJ for Phase II to occur, and the parties are seeking to obtain regulatory and other approvals and to satisfy other conditions precedent to entering into Phase II. The Company and U S WEST currently expect that their initial interests in WMC at the commencement of Phase II will be approximately 70% and 30%, respectively. However, the actual initial interests of the Company and U S WEST in WMC at the commencement of Phase II will depend, among other things, upon the timing of the Phase II closing, the ability of the parties to contribute their domestic cellular properties to WMC, the timing of the parties' contribution of their PCS partnership to WMC (and the value of the PCS partnership), and the status of the Company's transaction with CCI. Subsequent to the closing of Phase II, each partner will deconsolidate for financial reporting purposes the operations contributed by it to WMC, using instead the equity method of accounting to report their respective percentage interests in subsequent operating results of WMC. The Company could experience near-term earnings dilution in connection with the contribution of its cellular properties to WMC. The extent of such dilution, which could be material, will depend upon the relative profitability of the Company's and U S WEST's respective operations subsequent to the contribution of such operations.

Concurrent with the formation of WMC, the parties' formed an equally owned partnership to pursue new PCS opportunities. The partnership is a partner in PCS PrimeCo. The companies' PCS partnership also will be contributed to WMC. The timing of such contribution is at U S WEST's discretion and will occur either at the closing of Phase II or a date selected by U S WEST no later than mid-1998. The Company expects the PCS partnership to make significant capital investments for the build-out of PCS markets and to experience substantial operating losses associated with the start-up phase of the PCS business, which is expected to last several years. Upon the contribution of the PCS partnership to WMC, the Company's share of capital investments and operating losses related to the PCS partnership will increase from 50% to its percentage ownership of WMC. See "Business-Domestic Cellular-Joint Ventures-PCS PrimeCo."

U S WEST has the right, which is exercisable after (i) the commencement of Phase II, (ii) the contribution of the PCS partnership, and (iii) the completion of the Company's transaction with CCI have occurred and expires on July

25, 2004, to exchange its interest in WMC for up to 19.9% of the Company's common stock outstanding at the time of the exchange. Any such exchange would be made at a ratio reflecting the appraised private market value of U S WEST's interest in WMC and the appraised public market value of the shares of the Company's common stock to be acquired by U S WEST in the exchange. In the event that the value of U S WEST's interest in WMC determined by such appraisals would result in the issuance to U S WEST of more than 19.9% of the Company's then outstanding common stock, U S WEST is entitled to receive the excess in the form of non-voting preferred stock. The Company has amended its stockholder rights agreement so that U S WEST will not be deemed to be an "Acquiring Person," as defined therein, by reason of its rights in connection with the exchange.

U S WEST also has the right, exercisable between July 25, 1999, and July 25, 2009, to exchange its interest in WMC for common stock of the Company to be held by a trust for purposes of systematic sale to the public. Any such exchange would be made at a ratio reflecting the appraised private market value of U S WEST's interest in WMC and an average trading price of the Company's common stock during a period prior to U S WEST's exercise of the right.

The Company has the right to cause the exchange to occur either (a) after full relief from certain operational restrictions placed on Bell Operating Companies or July 25, 2004, whichever is later, if there is a deadlock with U S WEST regarding the management of WMC or (b) at any time after such relief has been obtained, if at such time U S WEST holds less than a 5% interest in WMC.

Upon the exercise by U S WEST of its right to exchange its interest in WMC for capital stock of the Company, U S WEST will be entitled to certain governance rights (including representation on the Company's Board of Directors), as well as registration rights. U S WEST is subject to certain standstill restrictions with respect to the Company through July 25, 2004, unless such restrictions are earlier terminated or suspended.

On March 20, 1996, the Company and U S WEST announced that U S WEST Cellular will assume the AirTouch Cellular brand in May 1996, throughout its 12-state service area. U S WEST Cellular properties cover 20 million people including the major cellular markets of Seattle, Portland, Denver, Phoenix, Minneapolis/St. Paul and Salt Lake City.

PCS PRIMECO. In October 1994, the joint venture between the Company and U S WEST ("ATI/USW") joined with the joint venture between Bell Atlantic and NYNEX ("BA/NYN") to form a partnership to jointly pursue PCS opportunities, called PCS PrimeCo. PCS PrimeCo is owned equally by ATI/USW and BA/NYN, and is governed by a board composed of three members from each of ATI/USW and BA/NYN. In March 1995, PCS PrimeCo was awarded eleven 30 MHz PCS licenses covering over 57 million POPs in the Chicago, Dallas, Tampa, Houston, Miami, New Orleans, Milwaukee, Richmond, San Antonio, Jacksonville and Honolulu markets with bids of approximately $1.1 billion. The acquired markets complement the existing domestic cellular franchises of the partners. PCS PrimeCo is in the process of constructing PCS systems in the 11 markets. The Company has already contributed its share of the PCS license costs and of certain buildout expenses. Additionally, the Company expects to continue to make significant capital contributions to PCS PrimeCo and to experience substantial operating losses associated with the start-up phase of the PCS business, which is expected to last several years. Currently, the Company has a 25% indirect interest in PCS PrimeCo, through an interest in its PCS partnership with U S WEST. The Company's interest in PCS PrimeCo, and accordingly its share of capital contributions and losses, will increase upon the contribution of the Company's PCS partnership with U S WEST to WMC. See "Domestic Cellular-Joint Ventures-WMC Partners."

Either ATI/USW or BA/NYN may cause PCS PrimeCo to be dissolved on October 20, 2001, and any PCS properties owned by it to be allocated between them according to agreed criteria. Bell Atlantic and NYNEX each are subject to certain standstill restrictions with respect to the Company through October 20, 2001, unless such restrictions are earlier terminated or suspended.

TOMCOM. Concurrent with the formation of PCS PrimeCo, ATI/USW and BA/NYN formed another partnership called TOMCOM, L.P. TOMCOM was formed to develop technical and service standards for the partners' wireless properties, pursue national marketing strategies, develop information technology, create a national distribution strategy and implement joint purchasing arrangements. TOMCOM is governed by a board composed of three members from each of ATI/USW and BA/NYN.

Unlike the Company's joint venture with U S WEST, the agreements with BA/NYN do not provide for a merger of cellular properties. Accordingly, each of ATI/USW and BA/NYN will continue to hold such properties separately.

INTERNATIONAL CELLULAR

The Company has been highly successful in obtaining significant interests in cellular licenses in some of the world's most attractive markets. The Company's international cellular interests represented over 112.9 million POPs and 797,000 proportionate customers at December 31, 1995. The following table summarizes the Company's international cellular investments:

                   OVERVIEW OF INTERNATIONAL CELLULAR VENTURES
           (ALL INFORMATION AS OF 12/31/95 UNLESS OTHERWISE INDICATED)

COUNTRY/VENTURE                                    MARKET        SERVICE          TOTAL             AIRTOUCH            TOTAL
                                                 POPULATION   INITIATION DATE    VENTURE           INTEREST(1)        LICENSEES
                                                (IN MILLIONS)                   CUSTOMERS                             IN MARKET
Germany/Mannesmann Mobilfunk                        81.6          6/92         1,457,000             34.8%               3

Portugal/Telecel                                     9.9         10/92           170,000             23.0%(2)            2

Sweden/NordicTel(3)                                  8.8          9/92(4)        147,000             51.1%               3

Belgium/Belgacom Mobile                             10.1          1/94(4)        235,000             25.0%               2

Spain/Airtel                                        39.2         10/95            16,000             16.0%(5)            2

Italy/Omnitel-Pronto Italia                         58.2         10/95            60,000             11.7%(6)            2

Japan
     Tokyo Digital Phone                            42.2          4/94                 *             15.0%               7(8)
     Kansai Digital Phone                           20.6          5/94                 *             13.0%               7(8)
     Central Digital Phone                          14.4          7/94                 *             13.0%               7(8)
                                                                               ---------
                                                                                 787,000

Japan
     Digital TU-KA(7)                               46.3            --                --              4.5%               7(8)

South Korea/Shinsegi                                44.9            --                --             10.7%               2

India - Madras/RPG Cellular Services Limited         6.7          9/95                 *             20.0%               2

India - Madhya Pradesh/CCIL                         72.7            --                --             49.0%               2

Poland/Polkomtel(9)                                 38.8            --                --             19.3%               3


*        Not disclosed.

(1) Exclusive of any options, warrants or other rights to increase ownership.

(2) Under an agreement with other shareholders, the Company funds Telecel as if it held a 38.89% interest. Amounts funded in excess of the Company's actual interest are in the form of interest-free convertible loans.

(3) Through a wholly-owned subsidiary named NordicTel Dk (Dk), NordicTel formerly owned 20% of Danish GSM operator Dansk Mobiltelefon ("DMT"). When the Company became the principal owner of NordicTel, certain DMT shareholders claimed the move violated the DMT joint venture agreement and could trigger a transfer to them of Dk's interest in DMT. The issue is in arbitration.

(4) The Company acquired its interest after commercial launch. In Belgium, reflects launch of digital system only. Analog system was launched in January 1987.

(5)      Reflects increase from 15.8% to 16% in February 1996.

(6)      Indirect ownership interest through Pronto-Italia S.p.A.

(7) Includes Kyushu, Chugoku, Tohoku, Hokkaido, Hokuriku and Shikoku regions. Customers will not be disclosed in proportionate customers because the Company accounts for these investments on a cost basis.

(8) Includes up to three licensees operating limited mobility Personal Handyphone Services.

(9)      License awarded in February 1996.

1995 INTERNATIONAL HIGHLIGHTS

In 1995, the Company increased its ownership interests in its German and Italian ventures. In India, it acquired an interest in a company licensed to provide cellular service in Madras, and its consortium won a license to provide service in the telecom circle in the Madhya Pradesh region. The Company acquired ownership interests in Japanese Digital TU-KA consortia owning licenses to operate in the Tohoku, Hokkaido, Hokuriku, and Shikoku markets. In February 1996, the Polish government awarded Polkomtel, a consortium in which the Company has a 19.3% interest, one of two new national cellular licenses. Poland has a population of approximately 38.8 million people. As a result of February's award, there will be three cellular service providers in Poland.

OWNERSHIP RIGHTS AND OBLIGATIONS

The structure of the Company's international cellular interests typically reflects government preferences or requirements that local owners hold at least a majority interest in their telecommunications licenses. However, in structuring its international investments, the Company attempts to obtain operating influence through board representation, the right to appoint certain key members of management and consent rights with respect to significant matters, including amounts of capital contributions, incurrence of recourse debt and fundamental corporate transactions. In addition, the Company tries to assure its ability to maintain a position of influence in the company by obtaining rights of first refusal on future sales and issuances of equity. The particular governance rights of the Company vary from venture to venture, and are often dependent upon the size of the Company's investment relative to other investors. The Company currently has the majority interest in its Swedish venture, the largest ownership interest in its Spanish venture, the second largest ownership interest in its German and Italian ventures and in three of its Japanese ventures, and the third largest ownership interest in its Portuguese and Korean ventures. In Belgium, the Company is the sole private partner in a joint venture with the state-owned telecommunications company.

COMPETITION

While competition varies from market to market, in general competition is increasing in every international market in which the Company's ventures operate. In most markets, the government-operated cellular system represents at least one competitor, and countries are increasingly offering third and fourth cellular licenses in each market. In Japan, there are as many as seven wireless licensees in certain markets. The Company expects that the German government will issue an additional 1800 MHz cellular license in 1998, and that the Swedish government may issue a license to construct a nationwide broadband PCS network in the near future, bringing the total number of wireless networks to four. In addition, in 1998 telecommunications regulation in the European Union ("EU") will be significantly liberalized, enabling a broader group of companies to gain wider access to the telecommunications industry. See "Business-Investment Considerations-Competition."

TECHNOLOGY

LEAD TECHNOLOGICAL PARTNER. The Company usually plays the lead role in the design and construction of the cellular networks for the ventures in which it has ownership interests. For example, the Company has taken the technical lead in the construction of the digital cellular systems in Germany, Portugal, Belgium, Italy, and Spain, as well as for the networks under construction in South Korea, India (Madhya Pradesh) and Poland, and was integrally involved in the design and construction of three of the systems in Japan. In each of those markets, the Company has appointed the director of engineering, who is responsible for network construction and technical operations.

GSM. The Company's cellular systems in Europe and India conform to the GSM digital cellular standard. Developed by a standards body within the European Telecommunications Standards Institute with substantial input from the Company's engineers, the GSM standard is a wide-band TDMA standard substantially different from United States TDMA technology and has been adopted by more than 50 countries worldwide, including all those in the EU and others such as Australia, New Zealand, Singapore, Hong Kong and South Africa. The Company's German venture, Mannesmann Mobilfunk GmbH, was the first GSM system to offer commercial service. An employee of one of the Company's European subsidiaries currently holds the position of Deputy Chairman of the GSM MOU Association, an organization with 156 members representing 86 countries that oversees GSM technical standards and promotes the use of GSM throughout the world.

The GSM standard allows users to place and receive calls on any GSM cellular telephone while traveling in all countries utilizing the standard. A subscriber identification module ("SIM") card, which contains a microchip identifying the customer, is necessary in order to utilize GSM cellular service. By inserting the SIM card into any GSM telephone, customers can make calls from the telephone and have the calls billed directly to them. The card also allows the subscriber's home GSM system to locate the subscriber on any GSM network throughout the world. In addition to these conveniences, the SIM card can reduce fraud significantly, because each subscriber has a unique personal identification number that must be used in conjunction with the card.

JAPAN DIGITAL CELLULAR STANDARD. The technology utilized by the Company's Japanese ventures represents Japan's entry into second-generation cellular communications. The Japan Digital Cellular standard uses narrowband Japanese TDMA technology and allows enhanced roaming potential and expanded supplementary services potential. To provide service to customers away from their home regions, certain of the Company's Japanese ventures are implementing automatic roaming throughout their combined coverage areas. Customers of any of the companies will be able to initiate and receive calls anywhere within the combined coverage area. Two separate digital system frequencies will be utilized throughout Japan: the 800 MHz band and the 1500 MHz band.

KOREAN CDMA. The Company's cellular venture in South Korea is employing CDMA technology, developed by Samsung under a license from Qualcomm.

NEW OPPORTUNITIES

The Company constantly evaluates opportunities to increase its ownership in its existing international ventures, especially where contractual rights of first refusal provide the Company with favorable opportunities. The Company also plans to continue pursuing opportunities to acquire new interests in wireless systems throughout the world. The Company believes that its proven technical, operating and marketing expertise make it a highly desired participant in consortia formed to pursue new international opportunities and has been a significant factor in the success of the subsequent license applications by its consortia.

The Company measures each international investment against such criteria as demographic factors, the degree of economic, political and regulatory stability, the quality of local partners and the degree to which the Company would control or meaningfully participate in management. Until recently, the Company's primary focus in pursuing licenses had been Western Europe and Asia because the Company believes that these regions provide the highest potential for value creation; however, the Company has increasingly been considering opportunities in other parts of the world. The Company is currently considering pursuing licenses in Taiwan and Brazil, and expects to pursue other opportunities in the future. The pursuit of new international wireless telecommunications opportunities is expected to remain highly competitive, especially in light of the trend toward the "auctioning" of new wireless licenses in international markets, as opposed to merit-based selection criteria.

DOMESTIC PAGING

The Company offers local, regional, statewide, and nationwide paging services under the AirTouch Paging or Message Center USA brand name in over 167 markets in 29 states, including many of the largest metropolitan areas in the United States, such as Atlanta, Austin, Boston, Chicago, Cincinnati, Cleveland, Columbus, Dallas/Fort Worth, Denver, Detroit, El Paso, Fresno, Hartford, Houston, Indianapolis, Jacksonville, Kansas City, Las Vegas, Los Angeles, Louisville, Miami, New York, Orlando, Philadelphia, Phoenix, Portland, Reno, Sacramento, Salt Lake City, St. Louis, San Antonio, San Diego, the San Francisco Bay Area, Seattle, Tampa/St. Petersburg, Tucson, and Washington, D.C. As of December 31, 1995, the Company had over 2.4 million paging units in service, including 349,000 paging units acquired from Message Center Beepers. Based upon industry surveys, the Company was among the largest providers of paging services in the United States. The Company's growth strategy is to expand into new markets through start-ups or acquisitions, to increase its share in existing markets by providing superior customer service, to refine its mix of distribution channels, and to provide new narrowband PCS services. As part of this strategy, during the fourth quarter of 1995, the Company completed its acquisition of Message Center Beepers, a privately held paging company with operations predominately in the Northeastern United States.

SERVICES

The Company currently offers numeric display, alphanumeric, tone-only and tone and voice paging service. More than 85% of the Company's customers use numeric display units, which alert the customer and then display a short message, usually a telephone number entered by the calling party. The Company's paging revenues consist primarily of monthly charges for paging service and equipment rental.

The Company also offers, under the name AirTouch America(R), nationwide coverage on its own private carrier paging frequencies through an inter-carrier agreement with other paging providers and as a reseller of nationwide common carrier paging services. In addition, the Company offers a voice retrieval service called AirTalkSM, which allows callers to leave voice messages instead of telephone numbers. The Company offers, in certain markets, AirTouch News CastSM, which provides updated news, financial reports, and weather and sports information.

In 1994, the Company acquired one nationwide 50/12.5 KHz narrowband PCS license and three regional 50/12.5 KHz licenses covering the Northeast, Central and Western regions of the United States. Narrowband PCS may include advanced two - way acknowledgement paging, data messaging, electronic mail, facsimile transmissions and voice paging. The Company is currently evaluating different technology platforms from different suppliers to provide the infrastructure and customer equipment for its narrowband PCS services. The Company expects to introduce two-way acknowledgement paging in certain markets in 1996.

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

COMPETITION

The Company's paging operations face intense competition from local or regional carriers as well as from carriers with a broad nationwide presence. Paging systems compete primarily on the basis of system reliability, geographic coverage, customer service and price. The Company believes that its extensive experience in the paging business and emphasis on cost control and customer service make it an effective paging competitor. Competition is expected to intensify when narrowband PCS offerings become available in the Company's paging markets. In addition, in 1995, long-distance carriers Sprint and MCI entered the paging market as resellers and the paging industry began to consolidate rapidly with smaller paging carriers being acquired by larger paging carriers. The largest carrier now has well over 6 million units in service and the second largest has over 4 million units in service.

INTERNATIONAL PAGING

PORTUGAL

Through Telecel, the Company owns a 23% interest in Telechamada-Servico de Chamada de Pessoas, S.A. ("Telechamada"), Portugal's first nationwide private paging company. Telechamada offers numeric and alphanumeric paging services and began service in October 1992, the same date that Telecel's nationwide cellular service became available. At December 31, 1995, Telechamada had approximately 35,000 customers.

SPAIN

The Company holds a 17.5% indirect interest in Sistelcom-Telemensaje, S.A., which was awarded a nationwide paging license by the Spanish government in August 1992. Sistelcom-Telemensaje offers tone-only, numeric and alphanumeric paging services.

THAILAND

The Company provides nationwide paging service in Thailand through a 49% interest in PerCom Service Limited ("PerCom"), which has served all of Thailand's major population centers since February 1991, and through a wholly owned subsidiary that has provided service in Bangkok since 1987. These companies operate together under the name PacLink and jointly serve approximately 113,900 customers as of December 31, 1995.

FRANCE

The Company has an 18.5% interest in Infomobile, S.A., which offers commercial paging services in Paris and is constructing a nationwide paging network that will utilize the European radio messaging standard, ERMES. The Company has agreed to sell its interest in Infomobile to Bouygues, S.A., Infomobile's majority shareholder. The transaction is expected to close in March 1996.

OTHER SERVICES

TELETRAC. In January 1996, the Company sold its vehicle location and fleet tracking services business.

GLOBALSTAR. The Company holds a 6.4% interest in Globalstar, L.P. ("Globalstar"), a joint venture led by Loral Space and Communications Corporation and Qualcomm that will construct and operate a satellite-based network utilizing CDMA technology to offer communications services on a worldwide basis. The initial satellite launches are expected to take place in 1997 and 1998, with initial service expected to begin in late 1998. Full coverage is expected by 1999. The Company has exclusive service provider status in the United States, Austria, Belgium, the Caribbean, Indonesia, Japan, Malaysia, The Netherlands, Portugal and Switzerland. The Company is currently in negotiations to obtain co-exclusive provider status in Canada and Mexico. In 1995, the Company initiated formation of a venture with Sime Darby to provide Globalstar services in Malaysia.

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

AIR-TO-GROUND

The Company also provides air-to-ground telephone services for general aviation customers, allowing customers to place calls over the public switched telephone network while in an airplane, in Elmira, New York, New York City, Atlanta, Denver, Houston, Phoenix, Seattle and Spokane.

INVESTMENT IN QUALCOMM

The Company owns 400,000 shares of common stock of QUALCOMM, a publicly held developer of digital mobile communications technology. The Company also holds warrants to purchase approximately 780,000 additional shares of QUALCOMM common stock at an exercise price of $5.50 per share, expiring in November 1998.

EMPLOYEES

At December 31, 1995, the Company and its wholly owned subsidiaries had approximately 6,650 employees. None of the Company's domestic employees are represented by a labor organization, although employees of certain international subsidiaries are represented by unions or trade organizations. Management considers its relations with the Company's employees to be good.

REGULATION

The Company is subject to federal and state regulation as a provider of cellular and paging services. In addition, the international cellular and paging operations in which the Company has interests are also subject to regulation. See "Business-Investment Considerations-Regulation."

RECENT DOMESTIC DEVELOPMENTS

Telecommunications Legislation. On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 (the "Act") into law. The new law fundamentally changes the domestic rules and regulations under which all providers of telecommunications services operate. In connection with the implementation of the Act, the FCC is expected to conduct more than 80 rule making proceedings during 1996.

The Act affects the Company in a number of ways. First, the Act eliminates the restrictions set forth in the Modification of Final Judgment ("MFJ") on the operations of Bell Operating Companies ("BOCs") and replaces them with specific statutory requirements. The Act settles a claim made by the U.S. Department of Justice during 1995 that AirTouch was subject to restrictions imposed on BOCs under the MFJ because the new statutory definition of a BOC excludes entities such as AirTouch. Accordingly, the Company is not currently subject to the new statutory restrictions placed on BOCs by the Act. However, WMC is deemed an affiliate of a BOC by virtue of U S WEST's ownership interest. The Act permits commercial mobile radio service ("CMRS") affiliates of BOCs, such as WMC, to offer long-distance service immediately upon enactment and exempts CMRS operators from equal access requirements otherwise imposed on local telephone companies, allowing the Company and WMC to sell long-distance services without having to advertise for their competitors. As a result, the legislation removes a major obstacle to consummating the second phase of the WMC joint venture. However, as a BOC affiliate, WMC is subject to restrictions regarding the provision of long-distance services other than in connection with CMRS. See "Business-Domestic Cellular-Joint Ventures-WMC Partners."

The Act also modifies requirements for local telephone companies to provide interconnection services to cellular carriers, which could impact the cost to the Company of such service. The Company is unable to quantify the impact on its operations of the changes resulting from the Act.

Federal Preemption of State Regulation. The Company's cellular, paging and PCS licenses are issued and regulated by the FCC. In August 1995, the FCC preempted state regulation of cellular rates and market entry, pursuant to the Omnibus Budget Reconciliation Act of 1993. Because states are preempted from regulating cellular rates, much of the state regulation to which the Company was previously subject has been rendered void. Effective January 1, 1996, the Company's paging services are no longer subject to tariffs, surcharges and user fees levied by the California Public Utilities Commission ("CPUC") as a result of an amendment to the California Public Utilities Code. The Company continues to be subject to state regulation of "terms and conditions" of cellular service other than rates. The Company does not anticipate that such state regulation will interfere with efficient operation of its wireless businesses.

California Bundling Restrictions. In 1995, the CPUC removed its prohibition on the bundling of cellular equipment with carrier service. Previously, cellular service providers in California were prohibited from requiring that customers activate service to receive discounts on cellular equipment.

Paging Application Suspension. On February 9, 1996, the FCC released a Notice of Proposed Rulemaking ("NPRM") on market area licensing for all commercial mobile radio paging licenses. As part of that NPRM, the FCC temporarily ceased processing new applications for CMRS paging facilities, except those new applications for facilities completely located within the existing interference contour of a CMRS paging licensee. This suspension may last through 1996 and may require the Company to use its nationwide frequencies to expand and start up new markets. The NPRM also seeks to auction market area CMRS paging licenses, with the incumbent licensees being allowed to continue operating their existing systems.

INTERNATIONAL

The Company's international cellular and paging operations provide services pursuant to the terms of licenses granted by the telecommunications agency or similar supervisory authority in the various countries. Such agencies typically also promulgate and enforce regulations regarding the construction and operation of network equipment. Other regulations commonly encountered in international markets include legal restrictions on the percentage ownership of telecommunications licensees by foreign entities such as the Company, and transfer restrictions or governmental approval requirements regarding changes in the ownership of such licensees.

ITEM 2.  PROPERTIES.

For each market served by the Company's cellular operations, the Company maintains at least one sales or administrative office and many transmitter and antenna sites. Some of the facilities are leased and some are owned. The Company also maintains both owned and leased sales and administrative facilities for its paging services. The Company believes that its facilities are suitable for its current business and that additional facilities will be available to satisfy its foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS.

In November 1993, four class action complaints were filed, three in Orange County Superior Court and one in the United States District Court for the Central District of California, naming, among others, the Company, and alleging that the Company, as general partner of Los Angeles SMSA Limited Partnership, and Los Angeles Cellular Telephone Company conspired to fix the prices of retail and wholesale cellular radio services in the Los Angeles market. The complaints seek damages for the class "in a sum in excess of $100,000,000." The federal suit has been dismissed and the three state cases have been consolidated for purposes of discovery. The case has been removed to federal court. The other cases have been stayed pending resolution of a motion to remand the case to state court. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position.

In 1994, two class action complaints were filed, one in San Diego County Superior Court and one in the United States District Court for the Southern District of California, alleging that the Company and U S WEST conspired to fix the prices of retail and wholesale cellular radio services in the San Diego market. The state case has been stayed pending the outcome of the federal case. Discovery is taking place and a class has been agreed to for certification. In late 1995, the California Court of Appeals reversed a state trial court decision dismissing the remaining plaintiff in a suit originally brought by a U S WEST agent against U S WEST and the Company in 1990. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position.

In 1994, a class action complaint was filed in San Francisco Superior Court alleging that Bay Area Cellular Telephone Company, in which the Company has an indirect interest, and GTE Mobilnet conspired to fix the prices of retail and wholesale cellular radio services in the San Francisco Bay Area market. This action is still in the preliminary pleading phase. The Company intends to defend itself vigorously and does not expect that these proceedings will have a material adverse effect on its financial condition.

In September 1995, a class action lawsuit was brought on behalf of all the Company's cellular customers nationwide regarding customer notification of the Company's practice with respect to billing for fractional minutes of service. No dispositive motions have been filed in the proceeding and discovery has not yet begun. The Company believes the lawsuit to be without merit.

The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these various other proceedings cannot be ascertained, management does not believe they will have a material adverse effect on the results of operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information concerning the persons who serve as executive officers of the Company. The executive officers serve at the pleasure of the Board of Directors and are subject to removal at any time.

       NAME                     AGE                  POSITION AND OFFICES HELD
       ----                     ---                  -------------------------
    Sam Ginn                     59        Chairman of the Board and Chief Executive Officer

    C. Lee Cox                   55        Vice Chairman of the Board

    Arun Sarin                   41        Vice Chairman of the Board

    Mohan S. Gyani               44        Executive Vice President and Chief Financial Officer

    Margaret G. Gill             56        Senior Vice President, Legal, External Affairs and Secretary

    Dwight Jasmann               60        Vice President, Human Resources and Corporate Services

Mr. Ginn has been Chairman of the Board and Chief Executive Officer of the Company since December 1993. He was Chairman of the Board, President and Chief Executive Officer of Pacific Telesis Group from 1988 to April 1994 and became a director of Pacific Telesis Group in 1983. He was Chairman of the Board of Pacific Bell from 1988 to April 1994. Mr. Ginn is also a director of Chevron Corporation, Safeway Inc., Transamerica Corporation, and Hewlett-Packard Company.

Mr. Cox was named Vice Chairman of the Board in November 1994, and has been President and Chief Executive Officer of AirTouch Cellular since November 1990. He was President and Chief Operating Officer of the Company from December 1993 to November 1994. He was President and Chief Executive Officer of the Company from 1987 to December 1993, was a director of the Company from 1987 to April 1993 and became a director again in January 1994. He was a director and a Group President of Pacific Telesis Group from 1988 to April 1994. Mr. Cox is a director of Cellular Communications, Inc. and Pacific Gas & Electric Company.

Mr. Sarin became Vice Chairman of the Board in August 1995, and has been President and Chief Executive Officer of AirTouch International since May 1995. He was Senior Vice President, Corporate Strategy/Development and International Operations until August 1995, and was also responsible for Human Resources through 1994. He was Vice President, Organization Design of Pacific Telesis Group from March 1993 to April 1994. Mr. Sarin joined Pacific Telesis Group in 1984 and held a variety of positions there until the spin-off of the Company in April 1994.

Mr. Gyani became Executive Vice President and Chief Financial Officer of the Company in September 1995. From November 1993 until that time he was Vice President, Finance and Treasurer of the Company. He was Vice President and Treasurer of Pacific Telesis Group from March 1993 to November 1993. From February 1992 to March 1993 he was Vice President and Controller at Pacific Bell. From November 1991 to February 1992 he was Vice President Financial Assurance for Pacific Bell. From April 1989 to November 1991 he was Assistant Treasurer at Pacific Telesis Group. Mr. Gyani is a director of Cellular Communications, Inc.

Mrs. Gill became Senior Vice President, Legal, External Affairs and Secretary of the Company in January 1994. She had been a partner in the law firm of Pillsbury Madison & Sutro since 1973 and was the head of the firm's Corporate and Securities Group. Mrs. Gill is a director of Consolidated Freightways, Inc.

Mr. Jasmann has been Vice President, Human Resources and Corporate Services since January 1995. He was an international telecommunications consultant from 1993 to 1994. From 1987 to 1992 he was President and Managing Director for AT&T Asia/Pacific Communications Services, Inc. Mr. Jasmann is a director of Elcotel, Inc.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Part of the information required by this Item is set forth in the Company's 1995 Annual Report to Stockholders on page 65, which portions are incorporated herein by reference.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this Item is set forth in the Company's 1995 Annual Report to Stockholders on pages 18 through 20, which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this Item is set forth in the Company's 1995 Annual Report to Stockholders on pages 21 through 37, which portions are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth in the Company's 1995 Annual Report to Stockholders on pages 38 through 64, which portions are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The information required by this Item is set forth in the Company's Current Report on Form 8-K: Date of Report: June 30, 1995, which is incorporated herein in its entirety by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is set forth under "Executive Officers of the Registrant" at the end of Part I of this report and under the headings "Class II-Nominees for Election", "Class III-Directors Continuing in Office Until the 1997 Annual Meeting of Stockholders" and "Class I-Directors Continuing in Office Until the 1998 Annual Meeting of Stockholders" on pages 2 through 4 and "Compliance with Section 16(a) of the Exchange Act" on page 21 of the Company's 1996 Proxy Statement, which are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the headings "Director Compensation" on page 5 and "Executive Compensation" and "Employment Contracts and Termination of Employment or Change-in-Control Arrangements" on pages 9 through 19 of the Company's 1996 Proxy Statement, which are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is set forth on pages 7 and 8 of the Company's 1996 Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is set forth under the heading "Certain Relationships and Related Transactions" on pages 19 and 20 of the Company's 1996 Proxy Statement, which are incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

    1.  Financial Statements:

        AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

            The financial statements required by this Item are set forth in the Company's 1995 Annual Report to Stockholders on pages 38 through 64, which portions are incorporated herein by reference.

        CMT PARTNERS

            Report of Independent Accountants
            Consolidated Balance Sheets - December 31, 1995 and 1994 Consolidated Statements of Income and Changes in Partners' Equity - For the year ended December 31, 1995 and 1994 and the four-month period from September 1, 1993 (inception) to December 31, 1993
            Consolidated Statements of Cash Flows - For the year ended December
                31, 1995 and 1994 and the four-month period from September 1, 1993 (inception) to December 31, 1993
            Notes to Consolidated Financial Statements
            Financial Statement Schedules
                Report of Independent Accountants
                Schedule II - Valuation and Qualifying Accounts and Reserves

        MANNESMANN MOBILFUNK GMBH

            Independent Auditors' Report
            Balance Sheets - December 31, 1995 and 1994
            Statements of Income - Years ended December 31, 1995, 1994, and 1993 Statements of Capital Subscribers' Equity - Years ended December 31,
                1995, 1994, and 1993
            Statements of Cash Flows - Years ended December 31, 1995, 1994, and
                1993
            Notes to Financial Statements

        NEW PAR

            Report of Independent Auditors
            Consolidated Balance Sheets - December 31, 1995 and 1994 Consolidated Statements of Income - Years ended December 31, 1995,
                1994, and 1993
            Consolidated Statement of Partners' Capital - Years ended December
                31, 1995, 1994, and 1993
            Consolidated Statements of Cash Flows - Years ended December 31,
                1995, 1994, and 1993
            Notes to Consolidated Financial Statements
            Financial Statement Schedules
                Schedule II - Valuation and Qualifying Accounts

        CELLULAR COMMUNICATIONS, INC.

            The financial statements required by this Item are incorporated herein by reference to the Cellular Communications, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, Item 8 and Item 14(a) and (d), File No. 1-10789.

    2.  Financial Statement Schedules:

        AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

            Schedule II -- Valuation and Qualifying Accounts and Reserves

            Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    3.  Exhibits.

        Exhibits identified in parentheses below, on file with the Commission, are incorporated by reference as exhibits hereto.

        EXHIBIT
        NUMBER    DESCRIPTION
        ------    -----------

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

         3.3      Amended By-laws of the Company as of February 8, 1996

         4.1 Form of Common Stock certificate (Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12342))

         4.2 Rights Agreement between the Company and The Bank of New York, Rights Agent, dated as of September 19, 1994 (Exhibit 4 to the Company's Current Report on Form 8-K - Date of Report:
                  December 15, 1994, File No. 1-12342)

         10.1 Joint Venture Agreement between Mannesmann Kienzle GmbH, Pacific Telesis Netherlands B.V., Cable and Wireless plc, DG Bank Deutsch Genossenschaftsbank and Lyonnaise des Eaux SA dated June 30, 1989 (Exhibit 10.43 to the Company's Registration Statement on Form S-1, Registration No. 33-68012, filed August 27, 1993)

         10.2 Amended and Restated Plan of Merger and Joint Venture Organization by and among the Company, CCI, CCI Newco, Inc. and CCI Newco Sub, Inc. dated as of December 14, 1990 (Exhibit 1 to the Company's Statement on Schedule 13D filed on February 18, 1992, File No. 1-12342)

         10.3 Termination Agreement by and among Pacific Telesis Group, the Company, CCI and Cellular Communications of Ohio, Inc. dated December 11, 1992 (Exhibit 5 to Amendment No. 28 to the Company's Statement on Schedule 13D filed on December 12, 1992, File No. 1-12342)

         10.4 Separation Agreement by and between the Company and Pacific Telesis Group, dated as of October 7, 1993 (Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 33-68012, filed August 27, 1993)

         10.5 Amendment No. 1 to Separation Agreement between the Company and Pacific Telesis Group, dated November 2, 1993 (Exhibit
                  10.2 to the Company's Annual Report on Form 10-K for the period ended December 31, 1993, File No. 1-12342)

         10.6 Amendment No. 2 to Separation Agreement between the Company and Pacific Telesis Group, dated as of March 25, 1994 (Exhibit
                  10.6 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.7 Amendment No. 3 to Separation Agreement between the Company and Pacific Telesis Group, dated as of April 1, 1994 (Exhibit
                  10.7 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.8 Amendment No. 4 to Separation Agreement between the Company and Pacific Telesis Group dated as of March 21, 1995

         10.9 Agreement on Retirement and Relocation Benefits between Mr. Christensen and the Company, dated as of March 31, 1994 (Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.10 Amended and Restated Joint Venture Organization Agreement dated as of September 30, 1995 between the Company and U S WEST Inc. (Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No. 1-12342)

         10.11 Amended and Restated Agreement of Limited Partnership of WMC Partners, L.P. dated as of September 30, 1995 by and between the Company and U S WEST Inc. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No. 1-12342)

         10.12 Amended and Restated Agreement of Limited Partnership of PCS Nucleus, L. P. dated as of September 30, 1995 by and between the Company and U S WEST Inc. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No. 1-12342)

         10.13 Amended and Restated Investment Agreement dated as of September 30, 1995 by and between the Company and U S WEST Inc. (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No. 1-12342)

         10.14 Amended and Restated Agreement of Exchange dated as of September 30, 1995 by and between the Company and U S WEST Inc. (Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No. 1-12342)

         10.15 Amended and Restated Trust Agreement of Exchange dated as of September 30, 1995 by and between the Company and U S WEST Inc. (Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No. 1-12342)

         10.16 Agreement of Limited Partnership dated as of October 20, 1994 between CELLCO Partnership and WMC Partners, L.P. (Exhibit
                  10.1 to the Company's Form 8-K - Date of Report: October 20, 1994, File No. 1-12342)

         10.17 Agreement of Limited Partnership dated as of October 20, 1994 of PCS PrimeCo, L.P. (Exhibit 10.2 to the Company's Form 8-K - Date of Report: October 20, 1994, File No. 1-12342)


         10.18 Standstill Agreement dated as of October 20, 1994 between AirTouch Communications, Inc. and Bell Atlantic Corporation (Exhibit 10.3 to the Company's Form 8-K - Date of Report:
                  October 20, 1994, File No. 1-12342)

         10.19 Standstill Agreement dated as of October 20, 1994 between AirTouch Communications and NYNEX Corporation (Exhibit 10.4 to the Company's Form 8-K - Date of Report: October 20, 1994, File No. 1-12342)

         10.20 Standstill Agreement dated as of October 20, 1994 between AirTouch Communications and CELLCO Partnership (Exhibit 10.5 to the Company's Form 8-K - Date of Report: October 20, 1994, File No. 1-12342)

         10.21 Credit Agreement between the Company, Bank of America National Trust and Savings Association and The Other Financial Institutions Party Thereto dated July 20, 1995 (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, File No. 1-12342)

         10.22 Amended and Restated Partnership Agreement dated as of September 1, 1993 by and between Members of the PacTel Group and Members of the McCaw Group (Exhibit 28(a) to McCaw Cellular Communications, Inc. Current Report on Form 8-K for the period ended October 1, 1991, File No. 0-16051)

         10.23 Representative Employment Agreement for Messrs. Ginn, Cox, Sarin and Gyani and Mrs. Gill (Exhibit 10.22 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.24 Representative Employment Agreement for other officers of the Company (Exhibit 10.23 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994)

         10.25 Form of Indemnity Agreement between the Company and each of its directors and certain officers (Exhibit 10.24 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.26 Trust Agreement No. 1 for AirTouch Communications, Inc. Supplemental Executive Pension Plan Benefits (Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.27 AirTouch Communications, Inc. Deferred Compensation Plan (Exhibit 10.26 to the Company's Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.28 AirTouch Communications, Inc. Deferred Compensation Plan for Nonemployee Directors (Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ended December 31, 1993, File No. 1-12342)

         10.29 AirTouch Communications, Inc. Supplemental Executive Pension Plan (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the period ended December 31, 1993, File No. 1-12342)

         10.30 AirTouch Communications, Inc. Executive Life Insurance Plan (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the period ended December 31, 1993, File No. 1-12342)


         10.31 AirTouch Communications, Inc. Executive Long-Term Disability Plan (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.32 Description of the Company's Business Travel Accident Insurance for Non-Employee Directors (Exhibit 10.31 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.33 AirTouch Communications, Inc. 1993 Long Term Stock Incentive Plan Amended and Restated as of December 15, 1994

         10.34    Description of the Executive Financial Counseling Program

         13       1995 Annual Report to Security Holders - Financial Section

         21       Subsidiaries of the Registrant

         23.1     Consent of Price Waterhouse LLP

         23.2     Consent of Coopers & Lybrand LLP

         23.3     Consent of Ernst & Young LLP

         23.4     Consent of KPMG Deutsche Treuhand-Gesellschaft

         23.5     Consent of Coopers & Lybrand LLP - Re: CMT Partners

         23.6     Consent of Ernst & Young LLP - Re: New Par

         24       Power of Attorney

         27       Financial Data Schedule

         99.1 The Company's Current Report on Form 8-K: Date of Report: June 30, 1995, File No. 1-12342

         99.2 Coopers & Lybrand LLP Report of Independent Accountants on the Company's consolidated financial statements for each of the two years in the period ended December 31, 1994


         99.3 Annual Report on Form 11-K for the AirTouch Communications, Inc. Retirement Plan for the year 1995 (To be filed as an amendment hereto within 180 days of the end of the period covered by this report)

         99.4 Cellular Communications, Inc. financial statements for each of the three years in the period ended December 31, 1995 (Cellular Communications, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, Item 8 and Item 14(a) and
                  (d), File No. 1-10789)

(b)      Reports on Form 8-K:

                  Date of Report:  June 30, 1995
                  Date of Report:  September 20, 1995
                  Date of Report:  October 10, 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTOUCH COMMUNICATIONS, INC.

By:           /s/  Mohan S. Gyani
              ---------------------------------
              Mohan S. Gyani
              Executive Vice President and Chief Financial Officer

              Date:  March 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                              Title
----------                              -----
Sam Ginn *                        Chairman of the Board and Chief Executive Officer
                                  (Principal Executive Officer)

Mohan S. Gyani *                  Executive Vice President and Chief
                                  Financial Officer
                                  (Principal Financial and Accounting Officer)

C. Lee Cox *                      Vice Chairman of the Board

Arun Sarin                        Vice Chairman of the Board

Carol Bartz *                         Director

James R. Harvey *                     Director

Paul Hazen *                          Director

Donald G. Fisher *                    Director

Arthur Rock  *                        Director

Charles R. Schwab *                   Director

George P. Shultz *                    Director

* By:         /s/  Mohan S. Gyani
              --------------------------------------------
              Mohan S. Gyani, Attorney-in-fact
              Executive Vice President and Chief Financial Officer

              Date:  March 26, 1996

                                    INDEX TO
            SEPARATE FINANCIAL STATEMENTS OF SIGNIFICANT ENTITIES NOT
         CONSOLIDATED AND AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULES

CMT PARTNERS
   Report of Independent Accountants............................................      S-3
   Consolidated Balance Sheets - December 31, 1995 and 1994 ....................      S-4
   Consolidated Statements of Income and Changes in Partners' Equity - for the
     years ended December 31, 1995 and 1994 and the four-month period
     from September 1, 1993 (inception) to December 31, 1993 ...................      S-5
   Consolidated Statements of Cash Flows - for the years ended
     December 31, 1995 and 1994 and the four-month period
     from September 1, 1993 (inception) to December 31, 1993 ...................      S-6
   Notes to Financial Statements................................................      S-7
   Financial Statement Schedules
     Report of Independent Accountants..........................................     S-15
     Schedule II - Valuation and Qualifying Accounts and Reserves ..............     S-16

MANNESMANN MOBILFUNK GMBH
   Independent Auditors' Report.................................................     S-18
   Balance Sheets - December 31, 1995 and 1994..................................     S-19
   Statements of Income (Loss) - Years ended December 31, 1995, 1994 and 1993 ..     S-21
   Statements of Capital Subscribers' Equity - Years ended
     December 31, 1995, 1994, and 1993..........................................     S-22
   Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993 .....     S-23
   Notes to Financial Statements................................................     S-24

NEW PAR
   Report of Independent Auditors...............................................     S-36
   Consolidated Balance Sheets - December 31, 1995 and 1994 ....................     S-37
   Consolidated Statements of Income - Years ended
     December 31, 1995, 1994 and 1993...........................................     S-38
   Consolidated Statements of Partners' Capital - Years ended
     December 31, 1995, 1994 and 1993...........................................     S-39
   Consolidated Statements of Cash Flows - Years ended
     December 31, 1995, 1994 and 1993...........................................     S-40
   Notes to Consolidated Financial Statements...................................     S-41
   Financial Statement Schedules
     Schedule II - Valuation and Qualifying Accounts............................     S-53

CCI
   The financial statements required by this Item are incorporated herein by reference to the Cellular Communications, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, Item 8 and Item 14 (a) and (d), File
   No. 1-10789.

AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
   Financial Statement Schedules
    Reports of Independent Accountants..........................................      X-1
    Schedule II - Valuation and Qualifying Accounts and Reserves ...............      X-3

                                  CMT PARTNERS

                        CONSOLIDATED FINANCIAL STATEMENTS

               for the years ended December 31, 1995 and 1994 and
          for the four-month period from September 1, 1993 (inception)
                              to December 31, 1993

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of CMT Partners:

We have audited the accompanying consolidated balance sheets of CMT Partners (the Partnership) as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in partners' equity and cash flows for the years ended December 31, 1995 and 1994, and for the four-month period from September 1, 1993 (inception) to December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Kansas Combined Cellular, which statements reflect total assets of 14% and 13% as of December 31, 1995 and 1994, respectively, and total revenues of 16%, 12%, and 13% for the years ended December 31, 1995 and 1994, and for the four-month period from September 1, 1993 (inception) to December 31, 1993, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Kansas Combined Cellular, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CMT Partners as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, and for the four-month period from September 1, 1993 (inception) to December 31, 1993 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

San Francisco, California

February 1, 1996

                                  CMT PARTNERS

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1994

                                 (in thousands)


                                    ASSETS                                                  1995                1994
Current assets:
   Cash and cash equivalents                                                            $  1,317           $   2,150
   Accounts receivable:
       Trade accounts receivable, net of allowance for doubtful accounts
            of $4,424 and $3,135 in 1995 and 1994, respectively                           80,129              59,441
       Other accounts receivable, net of allowance for doubtful accounts
            of $1,265 and $93 in 1995 and 1994, respectively                              25,126              18,190
   Due from affiliates                                                                       210               3,466
   Inventory                                                                              12,205               5,028
   Other                                                                                   4,961               1,059
                                                                                        --------           ---------
           Total current assets                                                          123,948              89,334

Property and equipment, net of accumulated depreciation of $189,143
   and $150,693 in 1995 and 1994, respectively                                           224,798             189,986
Unconsolidated investment                                                                104,574             105,423
Intangibles, net of accumulated amortization of $34,368 and $30,502 in
   1995 and 1994, respectively                                                            73,864              76,464
                                                                                        --------           ---------
                                                                                        $527,184           $ 461,207
                                                                                        ========           =========

                  LIABILITIES AND PARTNERS' EQUITY

Current liabilities:

   Accounts payable                                                                     $ 21,814           $  18,201
   Accrued expenses                                                                       30,557              28,306
   Other current liabilities                                                               5,699               3,251
                                                                                        --------           ---------
           Total current liabilities                                                      58,070              49,758
                                                                                        --------           ---------
Minority interests                                                                        14,226              13,158
                                                                                        --------           ---------
Commitments and contingencies (Note 8).

Partners' equity                                                                         454,888             398,291
                                                                                        --------           ---------
     Total partners' equity                                                              454,888             398,291
                                                                                        --------           ---------
                                                                                        $527,184           $ 461,207
                                                                                        ========           =========


   The accompanying notes are an integral part of these financial statements.

                                  CMT PARTNERS

                      CONSOLIDATED STATEMENTS OF INCOME AND
                           CHANGES IN PARTNERS' EQUITY

                 for the years ended December 31, 1995 and 1994,
          and the four-month period from September 1, 1993 (inception)
                              to December 31, 1993

                                 (in thousands)

                                                         1995           1994            1993
Revenues                                            $ 515,010      $ 404,209        $110,848

Expenses:
    Cost of revenues                                  120,242         78,700          20,102
    Selling, general and administrative               193,304        154,849          45,380
    Depreciation and amortization                      50,319         41,835          19,615
                                                    ---------      ---------        --------
                                                      363,865        275,384          85,097
                                                    ---------      ---------        --------
       Operating income                               151,145        128,825          25,751

Earnings in unconsolidated investment                  24,651         18,363           4,178
Minority interests                                     (7,799)        (6,955)         (1,662)
                                                    ---------      ---------        --------
       Net income                                     167,997        140,233          28,267

Partners' equity, beginning of period                 398,291        349,458         361,191
Distributions to partners                            (111,400)      (104,200)        (32,000)
Contribution from partners                                 --         12,800           4,800
Contribution receivable from partner                       --             --         (12,800)
                                                    ---------      ---------        --------
Partners' equity, end of period                     $ 454,888      $ 398,291        $349,458
                                                    =========      =========        ========



   The accompanying notes are an integral part of these financial statements.

                                  CMT PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 for the years ended December 31, 1995 and 1994,
          and the four-month period from September 1, 1993 (inception)
                              to December 31, 1993

                                 (in thousands)

                                                                         1995            1994           1993
Cash flows from operating activities:
    Net income                                                      $ 167,997       $ 140,233       $ 28,267
                                                                    ---------       ---------       --------
Adjustments to reconcile net income to net cash provided by
       operating activities:

    Depreciation and amortization                                      50,319          41,835         19,615
    Minority interest                                                   7,799           6,955          1,662
    Earnings in unconsolidated investment                             (24,651)        (18,363)        (4,178)
    Loss on disposition of property and equipment                       1,171           1,644             25
    Changes in assets and liabilities:
      Trade accounts receivable, net                                  (20,688)        (23,191)        (2,917)
      Other accounts receivable, net                                   (6,936)        (12,409)        (2,352)
      Inventory                                                        (7,177)         (2,093)            --
      Other current assets                                             (3,902)           (537)        (1,153)
      Accounts payable                                                  3,613          10,547          1,771
      Accrued expenses                                                  2,251           4,301          7,035
      Other current liabilities                                         2,448            (583)            37
                                                                    ---------       ---------       --------
                                                                        4,247           8,106         19,545
                                                                    ---------       ---------       --------
              Net cash provided by operating activities               172,244         148,339         47,812
                                                                    ---------       ---------       --------

Cash flows from investing activities:
    Purchase of property and equipment                                (82,436)        (69,585)       (17,864)
    Contributions to unconsolidated investment                             --          (5,099)        (4,800)
    Distributions from unconsolidated investment                       25,500          13,600             --
    (Increase) decrease in other assets                                (1,266)            245           (658)
                                                                    ---------       ---------       --------
              Net cash used for investing activities                  (58,202)        (60,839)       (23,322)
                                                                    ---------       ---------       --------
Cash flows from financing activities:
    Distributions to partners of CMT                                 (111,400)       (104,200)       (32,000)
    Distributions to minority partners                                 (6,731)         (4,980)        (2,100)
    Due to (from) affiliates, net                                       3,256            (585)        (4,645)
    Partners' contribution                                                 --          12,800          4,800
                                                                    ---------       ---------       --------
              Net cash used for financing activities                 (114,875)        (96,965)       (33,945)
                                                                    ---------       ---------      ---------
                  Net decrease in cash                                   (833)         (9,465)        (9,455)
Cash and cash equivalents, beginning of period                          2,150          11,615         21,070
                                                                    ---------       ---------      ---------
Cash and cash equivalents, end of period                            $   1,317       $   2,150      $  11,615
                                                                    =========       =========      =========

Supplemental disclosure of noncash activities:
         As of December 31, 1993, $12.8 million of the initial contribution from a partner was outstanding. The amount of the contribution was paid by the partner in 1994.

   The accompanying notes are an integral part of these financial statements.

                                  CMT PARTNERS

                         NOTES TO FINANCIAL STATEMENTS



1.    ORGANIZATION AND NATURE OF OPERATIONS:

      CMT Partners (the Partnership) was formed on September 1, 1993 (inception) pursuant to the Amended and Restated Partnership Agreement dated as of September 1, 1993 between subsidiaries of AirTouch Communications, Inc.
      (ATI), formerly PacTel Corporation, and subsidiaries of AT&T Wireless Services, Inc. (AT&TWS), formerly McCaw Cellular Communications, Inc.
      (MCCI). The Partnership is a Delaware general partnership equally owned by ATI and AT&TWS through the following contributions:

                                                                                               CONTRIBUTIONS
                                                                                                    TO
                                    GENERAL PARTNERS                                           CMT PARTNERS
                  AirTouch Communications, Inc.:
                     Bay Area Cellular Telephone Company (BACTC)                                   61.099%
                     Interest in A Block licensee in Dallas-Fort Worth, TX (D/FW)                  33.915%

                  AT&T Wireless Services, Inc.:
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

         Bay Area Cellular Telephone Company                   San Francisco/San Jose, CA
         Metroplex                                             Dallas-Fort Worth, TX
         Cagal Cellular Communications Corporation             Santa Rosa, CA
         Salinas Cellular Telephone Company                    Salinas, CA
         Napa Cellular Telephone Company                       Napa/Vallejo, CA
         Net operating assets of A Block licensee              Kansas City, MO
         St. Joseph CellTel Co                                 St. Joseph, MO
         Net operating assets of A Block licensee              Lawrence, KS





                                   Continued

                                  CMT PARTNERS
                         NOTES TO FINANCIAL STATEMENTS

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements of the Partnership include the accounts of all significant ownership interests which include the accounts of BACTC, Combined Suburban Cellular (CSC), and Kansas Combined Cellular (KCC). CSC is comprised of the Cagal, Salinas and Napa cellular markets. KCC is comprised of the Kansas City, St. Joseph, and Lawrence cellular markets.

         USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION:

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




                                   Continued

                                  CMT PARTNERS
                         NOTES TO FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

         INVENTORY:

         Inventory consists of cellular phones and related equipment. Inventory is stated at the lower of cost or replacement cost. Gains and losses on the sale of cellular equipment are recognized at the time of sale.

         PROPERTY AND EQUIPMENT:

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



                                   Continued

                                  CMT PARTNERS
                         NOTES TO FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

         MINORITY INTERESTS:

         Minority interests represent equity interests held by entities other than CMT Partners for the general partnerships serving the St. Joseph, BACTC and Salinas markets and the corporation serving the Cagal market.

         RECLASSIFICATIONS:

         Certain items in the financial statements for the four-month period from September 1, 1993 (inception) to December 31, 1993 and for the year ended and as of December 31, 1994 have been reclassified to conform to the 1994 and 1995 presentation. These reclassifications have no effect on previously reported net income or partners' equity.

3.    PROPERTY AND EQUIPMENT:

      Property and equipment at December 31, 1995 and 1994 consists of the following:

                                                                      1995            1994
                                                                        (in thousands)
          Land                                                   $   1,724       $   1,454
          Cellular property and equipment                          333,375         276,259
          Administrative assets                                     50,184          33,511
                                                                 ---------       ---------
                                                                   385,283         311,224
          Less accumulated depreciation and amortization          (189,143)       (150,693)
                                                                 ---------       ---------
                                                                   196,140         160,531
          Cellular system under construction                        28,658          29,455
                                                                 ---------       ---------
                                                                 $ 224,798       $ 189,986
                                                                 =========       =========

      Administrative assets primarily consist of office furniture and fixtures, including leasehold improvements and computer equipment.



                                   Continued

                                  CMT PARTNERS
                         NOTES TO FINANCIAL STATEMENTS

4.    ACCRUED EXPENSES:

      Accrued expenses consist of the following:

                                                          1995          1994
                                                            (in thousands)
           Accrued commissions                         $ 7,065       $ 5,718
           Accrued employee benefits                     5,945         5,019
           Other                                        17,547        17,569
                                                       -------       -------
                                                       $30,557       $28,306
                                                       =======       =======


5.    UNCONSOLIDATED INVESTMENT:

      The unconsolidated investment represents an investment in Dallas-Fort Worth Signal Partnership which owns approximately 34% of Metroplex, the A Block licensee in Dallas-Fort Worth, Texas. Accordingly, the investment has been accounted for by the equity method of accounting. The purchase price in excess of the Partnership's share of net assets is $71.5 million and is being amortized over 40 years. The financial information of Metroplex at December 31, 1995, 1994 and 1993 and for the years ended December 31, 1995 and 1994 and for the four-month period from September 1, 1993 (inception) to December 31, 1993 are shown below:

                                          1995            1994          1993
                                                   (in thousands)
           Current assets             $ 31,000        $ 52,279      $ 35,816
           Noncurrent assets           145,253         125,900        94,176
                                      --------        --------      --------
              Total assets            $176,253        $178,179      $129,992
                                      ========        ========      ========

           Current liabilities        $ 34,888        $ 39,596      $ 24,564
                                      --------        --------      --------
              Total liabilities       $ 34,888        $ 39,596      $ 24,564
                                      ========        ========      ========

           Total equity               $141,365        $138,583      $105,428
                                      ========        ========      ========

           Revenue                    $210,445        $173,718      $ 49,715
                                      ========        ========      ========

           Net income                 $ 77,782        $ 58,156      $ 14,384
                                      ========        ========      ========




                                   Continued

                                  CMT PARTNERS
                         NOTES TO FINANCIAL STATEMENTS

6.    TRANSACTIONS WITH RELATED PARTIES:

      The Partnership and its affiliated companies have entered into several transactions and agreements related to their respective businesses. The following represents the material transactions between the Partnership and its affiliated companies.

         DUE FROM AFFILIATES:

         Included in the amount due from affiliates at December 31, 1995 and 1994 is $0 and $2,959,000, respectively, which is due from AT&TWS. This amount is due on demand and no interest is charged on the amount.

         Included in the amount due from affiliates at December 31, 1995 is $206,000 which is due from ATI.

         TECHNICAL, ADMINISTRATIVE AND MARKETING SERVICES:

         The Partnership entered into a service agreement (the Agreement) with AT&TWS to provide certain services to CSC and KCC markets. The costs charged pursuant to the Agreement are generally determined using an allocation method. Substantially all of the services under the Agreements were terminated during 1994, and CMT Partners began providing these services to its affiliated markets.

         CELLULAR EQUIPMENT PURCHASES:

         The Partnership purchased cellular electronic equipment from AT&T Corp. comprising approximately 2% of total capital expenditures for the period from September 19, 1994 through December 31, 1994. For the year ended December 31, 1995, purchases of cellular electronic equipment from AT&T Corp. were approximately 15% of total capital expenditures.

         LONG DISTANCE:

         Prior to September 1, 1993, CSC, and KCC served as providers for its customers' InterLATA long distance services. Effective with the formation of CMT Partners on September 1, 1993, CSC, KCC, and two interexchange carriers (Interexchange Carriers), both of which are wholly owned subsidiaries of AT&TWS, entered into Agreements under which the Interexchange Carriers provide InterLATA long distance services for CSC and KCC customers. CMT Partners may have been subject to certain restrictions regarding the provision of InterLATA services pursuant to the Modified Final Judgment and the AT&T Corp. consent decree. Such restrictions were superseded by the Telecommunications Act of 1996.

         CSC and KCC provide billing and collection functions on behalf of the Interexchange Carriers at $.42 per customer account. The Interexchange Carriers are responsible for the wholesale cost of the InterLATA long distance services and any other expense incurred by the Interexchange Carriers in operating their business.



                                   Continued

                                  CMT PARTNERS
                         NOTES TO FINANCIAL STATEMENTS

6.    TRANSACTIONS WITH RELATED PARTIES, continued:

         INTERCONNECTION:

         BACTC contracted with Pacific Bell, an affiliate of ATI during 1993 and for the first three months of 1994, for interconnection services essential to the operation of its cellular network. The costs pursuant to this contract accounted for 4% and 7% of the total operating costs for the four-month period ended December 31, 1993 and for the first three months of 1994, respectively.

7.    EMPLOYEE CONTRIBUTION AND PROFIT SHARING PLAN:

      Employees of CMT Partners and its subsidiaries participate in a contributory profit-sharing plan referred to as the Cellular One Section 401(k) and Profit Sharing Plan (the Plan), formerly known as the Bay Area Cellular Telephone Company 401(k) and Profit Sharing Plan, which qualifies as a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Upon formation of CMT Partners, employees of the markets contributed by AT&TWS may elect to participate in the Plan at any time. Otherwise, these employees may maintain their contributions in AT&TWS's 401 (k) plan.

      The Plan allows participating employees to elect to contribute up to 15% of their monthly salaries, to a maximum of $9,240 annually for 1995 and 1994 and $8,994 annually for 1993. The Plan sponsor, CMT Partners, contributes to the Plan, on behalf of each participating employee, an amount equal to 50% of the employee's contribution, not to exceed 5% of the participant's salary. Contributions are invested in six different funds. Under the 401(k) Plan, participants are at all times fully vested. Under the profit sharing plan, CMT Partners contributes a discretionary percentage of each eligible employee's salary. Employees vest in the profit sharing plan over five years. CMT Partners recorded a payable and related expense of 5% of eligible salaries. CMT Partners contributed $2,164,064, $2,023,757 and $398,000 to the 401(k) and profit sharing plan for 1995 and 1994 and the four-month period ended December 31, 1993, respectively.



                                   Continued

                                  CMT PARTNERS
                         NOTES TO FINANCIAL STATEMENTS

8.    COMMITMENTS AND CONTINGENCIES:

         LEASE COMMITMENTS:

         Future minimum payments required under operating leases and agreements that have an initial or remaining noncancelable lease term in excess of one year at December 31, 1995 are summarized below:

                       YEAR ENDING DECEMBER 31       (in thousands)
                       -----------------------
                                1996                    $ 9,175
                                1997                      8,288
                                1998                      7,010
                                1999                      3,689
                                2000                      2,898
                             Thereafter                   5,064
                                                        -------
                                                        $36,124
                                                        =======

         Rental expense for operating leases was $9,244,000, $7,562,000, and $2,047,000 for 1995 and 1994, and for the four-month period ended December 31, 1993.

         LITIGATION:

         The Partnership is a party to certain litigation in the ordinary course of business and is also a party to routine filings with the FCC, state regulatory authorities and other proceedings which management believes are immaterial to the Partnership.

9.    LINE OF CREDIT:

      On July 15, 1994, the Partnership entered into a Revolving Line of
      Credit Note (the line of credit) with Wells Fargo Bank. The line of credit allows for borrowings up to $10,000,000 of which no borrowings were outstanding at December 31, 1994. The terms of the line of credit provide that interest on all advances will accrue at the lesser of a variable rate equal to the Prime Rate or .90% above the LIBOR rate. The line of credit agreement expired June 15, 1995.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of CMT Partners:

Our report on the consolidated financial statements of CMT Partners is included as an exhibit to the AirTouch Communications, Inc. (ATI) Form 10-K. In connection with our audit of such financial statements, we have audited the related financial statement schedule listed in the index as an exhibit of ATI Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

San Francisco, California
February 1, 1996

                                  CMT PARTNERS

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (dollars in thousands)



                                           BALANCE AT      CHARGED TO                       BALANCE AT
                                          BEGINNING OF      COST AND                          END OF
                                             PERIOD         EXPENSES     DEDUCTIONS (a)       PERIOD
                                          ------------     ----------    --------------     ----------
Year ended December 31, 1995:
    Allowance for doubtful accounts          $3,228         $19,378      $16,917              $5,689

Year ended December 31, 1994:
    Allowance for doubtful accounts          $1,576         $ 8,107      $ 6,455              $3,228

For the four-month period from
  September 1, 1993 (inception) to
  December 31, 1993:
    Allowance for doubtful accounts          $1,583         $   792      $   799              $1,576


--------------------

(a) Amounts in this column reflect items written off, net of recoveries.

                           MANNESMANN MOBILFUNK GMBH


                               Table of Contents






Independent Auditors' Report


Balance Sheets as of December 31, 1995 and 1994

Statements of Income (Loss) for the Years ended December 31, 1995, 1994 and 1993

Statements of Capital Subscribers' Equity for the Years ended December 31, 1995, 1994 and 1993


Statements of Cash Flows for the Years ended December 31, 1995, 1994 and 1993


Notes to Financial Statements

                          Independent Auditors' Report



The Board of Directors and Capital Subscribers
Mannesmann Mobilfunk GmbH


We have audited the accompanying balance sheets of Mannesmann Mobilfunk GmbH as of December 31, 1995 and 1994, and the related statements of income, capital subscribers' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mannesmann Mobilfunk GmbH at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with accounting principles generally accepted in the United States.

As discussed in notes 1 and 7 to the financial statements, the Company changed its method of accounting for income taxes in 1995 to adopt the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board in Issue No. 95-10.



Dusseldorf, Germany, February 23, 1996



KPMG Deutsche Treuhand-Gesellschaft
Aktiengesellschaft
Wirtschaftsprufungsgesellschaft







/s/ Scheffler                           /s/ Haas
Wirtschaftsprufer                       Wirtschaftsprufer

                           MANNESMANN MOBILFUNK GMBH
                                 Balance Sheets
                           December 31, 1995 and 1994
                                 (In thousands)

                     Assets                                      1995           1995           1994
                     ------                                      ----           ----           ----
                                                         U.S. Dollars       Deutsch-       Deutsch-
                                                             (Note 1)          marks          marks
Current assets:
   Cash and cash equivalents (note 3)                        $ 37,557   DM    54,007         30,548
   Accounts receivable,
      less allowance for doubtful accounts of
      DM 27,660 in 1995 and DM 18,215  in 1994                288,099        414,286        269,882
   Due from affiliated companies (notes 4 and 7)               37,292         53,626         13,897
   Inventories of affiliated products, parts
      and related supplies (note 5)                            25,337         36,435         23,008
   Prepaid expenses                                            15,122         21,745         14,875
   Other current assets                                         6,909          9,935          5,794
   Deferred tax asset (note 7)                                 73,364        105,498             --
                                                           ----------      ---------      ---------
             Total current assets                             483,680        695,532        358,004
                                                           ----------      ---------      ---------
Property, plant and equipment (notes 4 and 6):
   Telecommunications equipment                             1,925,663      2,769,103      2,289,931
   Equipment in course of construction                         37,703         54,217         49,602
   Other equipment                                             77,568        111,543         88,813
                                                           ----------      ---------      ---------
                                                            2,040,934      2,934,863      2,428,346
   Less accumulated depreciation                              566,252        814,270        544,313
                                                           ----------      ---------      ---------
             Net property, plant, and equipment             1,474,682      2,120,593      1,884,033

Other assets, at cost, less accumulated amortization
   of DM 39,389 in 1995 and DM 67,509 in 1994                  32,149         46,230         61,424
Deferred tax asset (note 7)                                        --             --         88,580
Due from affiliated company (notes 4 and 7)                        --             --        122,283
                                                           ----------      ---------      ---------
                                                           $1,990,511   DM 2,862,355      2,514,324
                                                           ==========      =========      =========


See accompanying notes to financial statements.

                           MANNESMANN MOBILFUNK GMBH
                           Balance Sheets (Continued)
                           December 31, 1995 and 1994
                                 (In thousands)

   Liabilities and Capital Subscribers' Equity         1995           1995           1994
   ------------------------------------------          ----           ----           ----
                                               U.S. Dollars       Deutsch-       Deutsch-
                                                   (Note 1)          marks          marks
Current liabilities:
   Due to banks                                   $   94,228  DM   135,500         72,021
   Accounts payable                                  241,163       346,794        310,371
   Accrued expenses                                   38,700        55,650         36,238
   Due to affiliated companies (note 4)              168,338       242,070          6,921
                                                  ----------     ---------      ---------
            Total current liabilities                542,429       780,014        425,551


Long-term debt (note 11)                                  --            --        720,000
Long-term debt due to affiliated company
     (notes 4 and 11)                                 69,541       100,000             --
Pension liabilities (note 8)                           6,132         8,818          7,098
Other non-current liabilities                          8,029        11,545          7,450
Deferred income taxes (note 7)                       181,810       261,443             --
                                                  ----------     ---------      ---------
            Total liabilities                        807,941     1,161,820      1,160,089
                                                  ----------     ---------      ---------

Commitments (note 12)

Capital subscribers' equity:
   Subscribed capital (note 9)                       281,641       405,000        405,000
   Additional capital                                844,924     1,215,000      1,215,000
                                                  ----------     ---------      ---------
                                                   1,126,565     1,620,000      1,620,000
   Retained earnings (deficit)                        56,005        80,535       (265,775)
                                                  ----------     ---------      ---------
            Total capital subscribers' equity      1,182,570     1,700,535      1,354,225
                                                  ----------     ---------      ---------

                                                  $1,990,511  DM 2,862,355      2,514,324
                                                  ==========     =========      =========




See accompanying notes to financial statements.

                            MANNESMANN MOBILFUNK GMBH
                           Statements of Income (Loss)
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)

                                                1995         1995       1994       1993
                                            -----------  ---------  ---------   --------
                                            U.S.Dollars   Deutsch-   Deutsch-   Deutsch-
                                              (Note 1)      marks       marks      marks

Net revenues                                 $1,888,846  2,716,160  1,744,165    901,201
                                             ----------  ---------  ---------   --------
Operating costs and expenses:
  Cost of services and products,including
    DM 3,318, DM 5,924 and DM 2,583
    with related parties in 1995, 1994
    and 1993, respectively (note 4)             641,934    923,101    697,764    474,077

  Selling, general and administrative
    expenses, including DM 74,354, DM
    56,548 and DM 46,302 with related
    parties in 1995, 1994 and 1993,
    respectively (note 4)                       561,414    807,314    510,904    403,134

Depreciation and amortization                   212,288    305,270    309,139    206,229
                                             ----------  ---------  ---------   --------

  Operating income (loss)                       473,210    680,475    226,358   (182,239)

Other income (expense):
  Interest income                                2,229       3,205      2,851      6,587
  Interest expense (note 6)                    (23,216)    (33,384)   (40,584)    (9,969)
  Other, net                                    11,077      15,929      3,256      1,294
                                             ----------  ---------  ---------   --------
                                                (9,910)    (14,250)   (34,477)    (2,088)

  Income (loss) before income taxes and
    cumulative effect of change in
    accounting principle                       463,300     666,225    191,881   (184,327)

Income tax (expense) benefit (note 7)         (266,490)   (383,212)   (84,889)    66,728
                                             ---------   ---------  ---------   --------
  Income (loss) before cumulative effect of
    change in accounting principle             196,810     283,013    106,992   (117,599)

Cumulative effect at January 1, 1995, of
  change in accounting for income taxes
  (note 7)                                      44,018      63,297         --         --
                                             ---------   ---------  ---------   --------
    Net income (loss)                        $ 240,828  DM 346,310    106,992   (117,599)
                                             =========   =========  =========   ========
Pro forma net income (loss) assuming the
  new change in accounting for income
  taxes had been applied retroactively       $ 196,810  DM 283,013     81,511    (84,742)
                                             =========   =========  =========   ========


 See accompanying notes to financial statements.

                            MANNESMANN MOBILFUNK GMBH
                    Statements of Capital Subscribers' Equity
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)

                                                                                        Retained         Capital
                                         Subscribed     Additional         Unpaid       Earnings    Subscribers'
                                            Capital        Capital        Capital      (Deficit)          Equity
                                            -------        -------        -------      ---------          ------
Balances at
December 31, 1992                      DM  405,000      1,215,000       (285,000)      (255,168)      1,079,832

Net loss                                          -              -              -       (117,599)       (117,599)

Payment of unpaid capital                         -              -        285,000              -         285,000
                                           --------      ---------       --------       --------       ---------
Balances at
December 31, 1993                           405,000      1,215,000              -       (372,767)      1,247,233

Net income                                        -              -              -        106,992         106,992
                                           --------      ---------       --------       --------       ---------
Balances at
December 31, 1994                           405,000      1,215,000              -       (265,775)      1,354,225

Net income                                        -              -              -        346,310         346,310
                                           --------      ---------       --------       --------       ---------
Balances at
  December 31,
  1995                                  DM  405,000      1,215,000              -         80,535       1,700,535
                                           ========      =========       ========       ========       =========

Balances at
  December 31, 1995
  (U.S. Dollars)                           $281,641        844,924              -         56,005       1,182,570
  (Note 1)                                 ========      =========       ========       ========       =========


See accompanying notes to financial statements.

                            MANNESMANN MOBILFUNK GMBH
                            Statements of Cash Flows
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)

                                                                1995              1995          1994          1993
                                                                ----              ----          ----          ----
                                                        U.S. Dollars          Deutsch-      Deutsch-      Deutsch-
                                                            (Note 1)             marks         marks         marks
Cash flows from operating activities:
   Net income (loss)                                        $240,828      DM   346,310       106,992      (117,599)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities:
         Cumulative effect of change in
            accounting principle                             (44,018)          (63,297)           --            --
         Income tax expense (benefit)                        266,490           383,212        84,889       (66,728)
         Depreciation and amortization                       212,288           305,270       309,139       207,520
         Allowance for doubtful accounts                       6,711             9,651         7,991         7,884
         (Gain) loss on sale of equipment                        723             1,039         6,150         2,664
         Provision for pension costs                           1,249             1,796         1,383         1,092
         Provision for other costs                             2,848             4,095         3,100         2,000
         Changes in operating assets and liabilities
            Accounts receivable                             (106,989)         (153,849)     (111,137)     (119,071)
            Due from affiliated companies                      4,982             7,164         1,680        13,570
            Inventories                                       (9,337)          (13,427)       (3,708)      (10,371)
            Prepaid expenses                                  (4,777)           (6,870)       (4,079)       (5,621)
            Other current assets                              (3,023)           (4,347)       (3,966)       (1,281)
            Accounts payable                                  25,329            36,423       (12,262)       52,139
            Accrued expenses                                  13,499            19,412        27,056         1,722
            Due to affiliated companies                       (1,042)           (1,499)       (8,355)        1,898
            Pension liabilities                                  (53)              (76)         (541)          183
                                                           ---------          --------      --------      --------
Net cash provided by (used in) operating activities          605,708           871,007       404,332       (29,998)
                                                           ---------          --------      --------      --------

Cash flows from investing activities:
   Proceeds from sale of equipment and other assets           10,750            15,458        10,538         6,734
   Capital expenditures,
      including interest capitalized                        (377,573)         (542,949)     (689,178)     (811,009)
   Increase in other assets                                     (128)             (184)         (365)         (272)
                                                           ---------          --------      --------      --------
Net cash used in investing activities                       (366,951)         (527,675)     (679,005)     (804,547)
                                                           ---------          --------      --------      --------

Cash flows from financing activities:
   Proceeds from contributed capital                              --                --            --       285,000
   Proceeds from issuance of long-term debt                       --                --       280,000       440,000
   Proceeds from a loan by an affiliated company              69,541           100,000            --            --
   Increase in due to affiliated company                     164,567           236,648            --            --
   Increase (decrease) in due to banks                        44,144            63,479        (5,627)       77,648
   Repayment of long-term debt                              (500,695)         (720,000)           --            --
                                                           ---------          --------      --------      --------
Net cash (used for) provided by financing activities        (222,443)         (319,873)      274,373       802,648
                                                           ---------          --------      --------      --------

Net increase (decrease) in cash and
   cash equivalents                                           16,314            23,459          (300)      (31,897)
Cash and cash equivalents at beginning of year                21,243            30,548        30,848        62,745
                                                           ---------          --------      --------      --------
Cash and cash equivalents at end of year                   $  37,557      DM    54,007        30,548        30,848
                                                           =========          ========      ========      ========



See accompanying notes to financial statements.

                            MANNESMANN MOBILFUNK GMBH
                          Notes to Financial Statements
                  Years ended December 31, 1995, 1994 and 1993
                   (All amounts in thousands of Deutschmarks)




(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



     (a)  DESCRIPTION OF BUSINESS

          Mannesmann Mobilfunk GmbH was incorporated on September 11, 1989. At December 31, 1995 Mannesmann AG, held a controlling interest of 65.23%, and AirTouch Communications, Inc. held an interest of 34.77%.

          The Company's primary business is the construction, manufacture and operation of a private mobile cellular network ("D2") within Germany. It is conducted under a licence agreement with the Federal Postal and Telecommunications Ministry expiring at the end of 2009.

          Commercial activities commenced in mid 1992 and by the end of 1995 the Company had about 1,450,000 subscribers.



     (b)  BASIS OF PRESENTATION

          In order to conform with accounting principles generally accepted in the United States, certain adjustments are reflected in the financial statements which are not recorded in the German books of account. These adjustments relate primarily to capitalization of own payroll and related costs associated with the design and construction of telecommunications equipment, depreciation and amortization, and accounting for income taxes.



     (c)  CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.



     (d)  INVENTORIES

          Inventories are stated at the lower of average cost or market.

                           MANNESMANN MOBILFUNK GMBH
                         Notes to Financial Statements



     (e)  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are stated at cost. Depreciation is calculated on both the straight-line and declining balance methods over the estimated useful lives of the assets as follows :


            Classification                   Useful lives           Method
            Telecommunications equipment:
              D2 infrastructure center             10       10%     straight-line
              Switching locations                  15       6.67%   straight-line
              Base station equipment- poles        10       30%     declining balance
                               - components        20       5%      straight-line
              Transmission and message
                switching technology               10       10%     straight-line

            Other equipment:
              Data processing equipment             4       30%     declining balance
              Office equipment                     10       30%     declining balance
              Measuring instruments                 5       30%     declining balance
              Vehicles                              5       30%     declining balance

          To the extent permissible under tax laws, systematic depreciation is computed according to the declining balance method at a rate of up to 30%. Wherever straight-line depreciation results in higher charges, this method is used. For telecommunication equipment generally the straight-line method is used.

          Certain equipment installed at third party locations for rental periods less than the above useful lives are depreciated over the corresponding terms of the agreements.

     (f)  OTHER ASSETS

          Other assets are stated at cost. They consist mainly of computer software, patents, rights and concessions which are being amortized over periods ranging from three to eight years on a straight-line basis.

     (g)  INCOME TAXES

          Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          In July 1995, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus in Issue No. 95-10 that addresses the accounting for tax benefits of future tax credits, arising from the difference between the German corporate tax rate of 45% applicable to undistributed profits and 30% applicable to distributed income, that will be realized when the previously taxed income is distributed. The Task Force concluded that the tax benefits of the tax credits should be recognized as a reduction of income tax expense in the period the tax credits are included in the enterprise's tax return and that the enterprise should measure the tax effects of temporary differences using the tax rate for undistributed income.

          Prior to 1995, the Company applied a combined net income tax rate, which reflected the lower corporate tax rate, to its income and loss before income taxes on the basis that profits would be

                           MANNESMANN MOBILFUNK GMBH
                         Notes to Financial Statements


          distributed in the future in accordance with the dividend policy agreed by the capital subscribers. This approach resulted in a lower net deferred tax asset being reported than otherwise would have been the case had the higher corporate tax rate been applied, due to the recognized benefits of primarily the net operating loss carry forwards incurred by the Company during its development phase.

          Effective January 1, 1995, the Company adopted the consensus reached in Issue No. 95-10 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1995 statement of income.

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

     (i)  FINANCIAL STATEMENT TRANSLATION

          The financial statements are expressed in Deutschmarks and, solely for the convenience of the reader, have been translated into United States dollars at the rate of DM 1.438 to U.S. $1, the Reuters year-end closing rate quotation (New York time - U.S.A.) on December 29, 1995.

     (j)  ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(2)  CHANGE IN ACCOUNTING ESTIMATE

     The Company recently completed a review of the estimated useful lives of its cellular telecommunications equipment. As a result, the Company extended the estimated useful lives of its transmission and message switching technology from eight to ten years. The change was made to reflect more accurately the estimated period that such assets will remain in service and was effective January 1, 1995. The new ten year depreciation period is consistent with current industry standards. The change increased net income for the year ended December 31, 1995 by DM 29,724 (net of deferred income taxes of DM 40,247).


(3)  CASH AND CASH EQUIVALENTS

     This caption includes cash equivalents representing time deposits for amounts maturing within periods of between one day and three months. The balances at December 31, 1995 and 1994 are DM 20,000 and DM 24,000 respectively.

     The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of the investments.

                           MANNESMANN MOBILFUNK GMBH
                         Notes to Financial Statements



(4)  RELATED PARTY TRANSACTIONS

     The Company has significant business transactions with its main capital subscribers, Mannesmann AG and AirTouch Communications, Inc. and their respective group companies. Such transactions are normally concluded within a range of terms similar to those made with non-related parties.

     The significant balances and transactions with these related parties are shown separately in the balance sheet and statement of income (loss). In addition, purchases of property, plant and equipment from related parties during the years stated are shown below:

                                                  1995    1994    1993
                                                  ----    ----    ----
         Purchases included under property
           plant and equipment              DM   6,878  15,174  30,050


     The amount shown as due to affiliated companies at December 31, 1995 includes interest bearing balances due to Mannesmann AG. At year end DM 36,648 is payable under an intercompany current account arrangement on which interest is fixed monthly in advance on the basis of FIBOR plus 0.5% for payable balances and minus 2% for receivable balances. Also outstanding at year-end is a one year loan of DM 200,000 at a fixed rate of interest of 5.13133% repayable on June 28, 1996.

     The fair value of the current account facility at December 31, 1995, is considered to approximate the carrying amount as the interest rate was fixed on the basis of the year-end closing quotation plus an arm's length margin.

     The fair value of the loan on December 31, 1995 is estimated to be DM 200,857 compared to the carrying amount of DM 200,000, since the year end rate of interest of 4.275% (FIBOR of 3.9% plus 0.375%) is lower than the fixed rate of 5.13133% applicable until repayment in mid 1996.


(5)  INVENTORIES

     This caption includes stocks of affiliated products, parts and related supplies. The balances at December 31, 1995 and 1994 are as follows:

                                                     1995    1994
                                                     ----    ----
       Mobile telephones                       DM   20,370  12,253
       Spare parts                                   9,094   7,734
       Subscriber identification module cards        6,721   2,383
       Other trade goods                               250     638
                                                    ------  ------
                                               DM   36,435  23,008
                                                    ======  ======


(6)  INTEREST COST

     The Company commenced capitalization of interest cost during 1993 commensurate with the drawdown of its credit facility, subsequently replaced in 1995 by financing from Mannesmann AG, for continuing expansion of the infrastructure for its private mobile cellular network. The following is a summary of interest cost incurred and subject to capitalization during 1995, 1994 and 1993:

                           MANNESMANN MOBILFUNK GMBH
                         Notes to Financial Statements

                                              1995    1994    1993
                                              ----    ----    ----

       Interest cost capitalized        DM    2,470   4,092   2,980
       Interest cost charged to income       33,384  40,584   9,969
                                             ------  ------  ------
                                        DM   35,854  44,676  12,949
                                             ======  ======  ======




     Interest capitalized has been included in the telecommunications equipment component of property, plant and equipment.

     The Company paid interest of DM 43,147, DM 48,213 and DM 2,301 in 1995, 1994 and 1993 respectively.


(7)  INCOME TAXES

     As discussed in note 1, the Company adopted the consensus reached in Issue No. 95-10 of the Emerging Issues Task Force as of January 1, 1995. The cumulative effect of this change in accounting for income taxes of DM 63,297 was determined as of January 1, 1995 and has been reported separately in the statement of income for the year ended December 31, 1995. As a result of applying this change, the income from continuing operations for the year ended December 31, 1995 was decreased by DM 88,474.

     Total income taxes for the years ended December 31, 1995, 1994 and 1993 were allocated as follows:

                                                            1995      1994    1993
                                                            ----      ----    ----
        Income (loss) from continuing operations  DM    (383,212)  (84,889)  66,728
        Cumulative effect of change in
          accounting for income taxes                     63,297       --       --
                                                        --------   -------   ------
                                                  DM    (319,915)  (84,889)  66,728
                                                        ========   =======   ======



     Income tax (expense) benefit attributable to income (loss) from continuing operations for the years ended December 31, 1995, 1994 and 1993, relating solely to deferred income taxes, consists of various types of taxes as follows:

                                                  1995      1994     1993
                                                  ----      ----     ----
       German trade tax                  DM   (117,922)  (33,963)  32,626
       German corporate tax                   (246,769)  (47,376)  21,735
       German solidarity surcharge tax         (18,521)   (3,550)  12,367
                                              --------   -------   ------
                                         DM   (383,212)  (84,889)  66,728
                                              ========   =======   ======

                           MANNESMANN MOBILFUNK GMBH
                         Notes to Financial Statements



     The respective rates for the above types of taxes and their application for the years ended December 31, 1995, 1994 and 1993 are analyzed as follows:

                                                          1995      1994       1993
                                                          ----      ----       ----
     Income before income taxes                          100.0%    100.0%     100.0%

       German trade tax gross rate of 17.7% for
          1995, 1994 and 1993 applied to
          income before income taxes                     (17.7%)   (17.7%)    (17.7%)
                                                        ------    ------     ------
                                                          82.3%     82.3%      82.3%
       German corporate tax gross rate of 45% for
          1995 and 30% for 1994 and 1993
          applied to income after German trade tax,
          a net rate of 37.04% for 1995 and 24.69%
          for 1994 and 1993                             (37.04%)  (24.69%)   (24.69%)
                                                        ------    ------     ------

                                                         45.26%    57.61%     57.61%

       German solidarity surcharge tax gross rate of
          7.5%, announced in 1993 effective 1995,
          applied to German corporate tax net rate of
          37.04% for 1995, a net rate of 2.78% and
          24.69% for 1994 and 1993, a net rate of 1.85%  (2.78%)   (1.85%)    (1.85%)
                                                        ------    ------     ------
       Income after income taxes                         42.48%    55.76%     55.76%
                                                        ------    ------     ------

       German trade tax net rate                         17.70%    17.70%     17.70%
       German corporate tax net rate                     37.04%    24.69%     24.69%
       German solidarity surcharge tax net rate           2.78%     1.85%      1.85%
                                                        ------    ------     ------
       Combined German income tax rate                   57.52%    44.24%     44.24%
                                                        ======    ======     ======


     As noted above, the impact of applying a change in accounting for income taxes using the higher German corporate tax gross rate of 45% in 1995 has resulted in the combined income tax rate increasing to 57.52% in 1995 from 44.24% in 1994 and 1993.

     Income tax (expense) benefit attributable to income (loss) from continuing operations was DM (383,212), DM (84,889) and DM 66,728 for the years ended December 31, 1995, 1994 and 1993 respectively, and differed from the amount computed by applying the above combined German income tax rate of 57.52% for 1995 and 44.24% for 1994 and 1993 to pretax income (loss) from continuing operations as a result of the following:

                                                                1995      1994      1993
                                                                ----      ----      ----
   Computed "expected" tax (expense) benefit                DM (383,212)  (84,889)   81,546

   Adjustments to deferred tax assets and
     liabilities for enacted changes in tax laws
     from 47.3% to 44.24% with the effect of
     reducing the combined German income tax rate                    --        --   (14,818)
                                                               --------   -------    ------
                                                            DM (383,212)  (84,889)   66,728
                                                               ========   =======    ======

                            MANNESMANN MOBILFUNK GMBH
                          Notes to Financial Statements



     The significant components of the deferred income tax (expense) benefits attributable to the income (loss) from continuing operations for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                          1995      1994      1993
                                                                          ----      ----      ----
           Tax effect of the German fiscal basis
             income (loss) from continuing operations                 (244,994)  (89,833)   97,017

           Tax effect of the temporary differences attributable
             to items expensed for tax purposes but capitalized
             as property, plant and equipment and partly
             depreciated for reporting purposes                          1,037     4,062   (16,353)

           Tax effect of temporary difference attributable
             to a loan commitment fee expensed for tax
             purposes but deferred as other assets and partly
             amortized in 1994 and 1993, but fully amortized
             in 1995 upon extinguishment of debt for
             reporting purposes                                          3,440       882       882

           Tax effect of the temporary difference attributable
             to the change in accounting estimate to extend
             the depreciating period of certain property,
             plant and equipment for reporting purposes                (40,247)       --        --

           Tax effect of temporary difference attributable
             to the application of special accelerated depreciation
             to property, plant and equipment acquired in 1991
             through 1993 in the former East Germany for
             tax purposes                                             (102,448)       --        --

           Adjustments to deferred tax assets and liabilities
             for enacted changes in tax laws and rates                      --        --   (14,818)
                                                                      --------   -------    ------
             Net tax (expense) benefit                                (383,212)  (84,889)   66,728
                                                                      ========   =======    ======


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31,1995 and 1994 are presented below:

                                                                           1995       1994
                                                                           ----       ----
     Deferred tax assets:

        Net operating loss carryforwards                          DM    152,391    305,638

        Less amount due from affiliated company for realization
          of the benefit of net operating loss carryforwards
          for German trade tax purposes                                 (46,893)  (122,283)
                                                                        -------   --------

             Total deferred tax assets                            DM    105,498    183,355
                                                                        =======    =======

                           MANNESMANN MOBILFUNK GMBH
                         Notes to Financial Statements

                                                                           1995       1994
                                                                           ----       ----
     Deferred tax liabilities:

       Property, plant and equipment due to differences
          in capitalization and related depreciation                   (261,443)   (92,129)
       Loan commitment fee                                                   --     (2,646)
                                                                       --------    -------

             Total deferred tax liabilities                        DM  (261,443)   (94,775)
                                                                       --------    -------

     Classified as follows:

             Deferred tax asset (gross), current                   DM   105,498         --
                                                                       ========  =========
             Deferred tax asset (net), non-current                 DM        --     88,580
                                                                       ========  =========
             Deferred tax liability (gross), non-current           DM  (261,443)        --
                                                                       ========  =========

     The amount due from affiliated company and the deferred tax asset (gross) are reclassified as current in 1995, because the net operating loss carryforward is virtually certain to be fully utilized in 1996. In 1994, the timing of the realization of such assets was determined to be beyond one year and accordingly they were classified as non-current.

     No valuation allowance for the deferred tax asset at December 31, 1995 and 1994 has been recognized. The net operating loss carryforward, amounting to DM 264,936 at December 31, 1995 is available indefinitely.

     Due to its controlling interest of more than 50%, Mannesmann AG has included the income (loss) from continuing operations of the Company for German trade tax purposes in its consolidated tax return under an agreement common to all its majority owned subsidiaries within the German fiscal jurisdiction. Under this agreement Mannesmann AG charges or credits the Company for the German trade tax payable or receivable arising from the income (loss) from continuing operations. At the gross rate of 17.7% for German trade tax applicable to each of the years ended December 31, 1995, 1994 and 1993, the respective balances with Mannesmann AG of DM 46,893, DM 122,283 and DM 158,224, representing the realization of the benefits of net operating loss carryforwards, are shown under the balance sheet caption as an amount due from affiliated company. This group arrangement is not applicable to German corporate tax and, from 1995, to German solidarity surcharge tax, which is assessed on an individual legal entity basis without the benefit of group relief.


(8)  PENSION PLANS

     The Company has two defined benefit pension plans. The first covers all of its 75 member management group (1994 - 80 members and 1993 - 73 members). The second covers only 38 of its employee group (1994 - 40 employees and 1993 - 45 employees) representing those employees transferred with continuing pension rights from other Mannesmann AG group companies. Beginning January 1, 1995 approximately 1,900 of the remaining employees are covered by a defined contribution plan funded externally with an insurance company. The remaining employees totalling about 900 at the end of 1995 (about 2,400 and 2,100 at the end of 1994 and 1993 respectively) are not presently covered by such plans. All personnel are covered by a German state pension scheme under a defined contribution plan funded equally by the employer and the employee.

                            MANNESMANN MOBILFUNK GMBH
                          Notes to Financial Statements



     The pension liabilities shown in the balance sheet result directly from independent actuarial calculations based on the situation of the two defined benefit plans at the end of each year in accordance with German tax and commercial rules. Due to the relatively insignificant amount of such pension liabilities given the small number of employees covered, together with the short periods of prior service, the Company considers that any potential adjustment or additional disclosures, that would be required had Statement of Financial Accounting Standards No 87, Employers' Accounting for Pensions, been applied, would not be material.

     As noted above, the pension liabilities shown in the balance sheet represent the actuarial present value of accumulated benefit obligations. Projected benefit obligations and increases in compensation levels are not considered. The pension liabilities under these plans are not funded but considered to be represented by the Company's assets.

     The pension costs charged to income for 1995, 1994 and 1993 are DM 3,389, DM 1,383 and DM 1,076 respectively.

     The discount rate assumed in the actuarial valuations for each of the years ended December 31, 1995, 1994 and 1993 is 6%.


(9)  SUBSCRIBED CAPITAL

     Subscribed capital is represented by whole sum subscription amounts on a proportional basis to the various investing parties. The respective amounts of proportional subscriptions directly reflect the percentage of respective ownership and related voting and dividend rights.


(10) RESTRICTIONS ON RETAINED EARNINGS

     The payment of dividends from retained earnings is restricted to the extent of available retained earnings per the German books of account. At December 31, 1995 there is an accumulated deficit of DM 264,936 per the German books of account.


(11) LONG-TERM DEBT

     During 1995 the Company extinguished its debt under its unsecured credit facility negotiated with a banking consortium and replaced it with financing from its affiliated company, Mannesmann AG. The unamortized portion of the loan commitment fee of DM 5,980 relating to the former credit facility was charged to income in 1995.

     Long-term debt at December 31, 1995 and 1994 consists of the following:

                                                                             1995     1994
                                                                          -------  -------
     Due to affiliated company, payable on June 30, 1997 at a fixed
       rate of interest of 5.675%                                         100,000       --
     Various drawings and related tranches at variable rates
       of interest between 5.9% and 7.4%, under a flexible
       repayment schedule with final maturity exercisable
       between June 30, 1995 and December 30, 2001                             --  720,000
                                                                          -------  -------
          Total long-term debt                                        DM  100,000  720,000
                                                                          =======  =======

                            MANNESMANN MOBILFUNK GMBH
                          Notes to Financial Statements



     The fair value of the long-term debt at December 31, 1995 is estimated to be DM 102,100 compared to the carrying amount of DM 100,000 since the year end rate of interest of 4.275% (FIBOR of 3.9% plus 0.375%) is lower than the fixed rate of 5.675% applicable until repayment in mid 1997.


(12) COMMITMENTS

     The Company is obligated under various noncancelable operating leases, primarily of a long-term nature, for the main administrative building, base stations and sales offices. The rental expense charged to income during 1995, 1994 and 1993 was DM 65,922, DM 51,769 and DM 40,739, respectively.

     Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) are:


         Year ending December 31:
                  1996                                        32,967
                  1997                                        34,020
                  1998                                        21,325
                  1999                                        21,160
                  2000                                        20,635
                  2001 and beyond                             36,492
                                                             -------
                    Total minimum lease payments        DM   166,599
                                                             =======

                    Audited Consolidated Financial Statements

                             New Par (A Partnership)

                  Years ended December 31, 1995, 1994 and 1993
                      with Report of Independent Auditors

                             New Par (A Partnership)

                          Audited Financial Statements

                  Years ended December 31, 1995, 1994, and 1993

                                   Contents


Report of Independent Auditors ..........................................  S-36

Audited Consolidated Financial Statements

Consolidated Balance Sheets .............................................  S-37
Consolidated Statements of Income .......................................  S-38
Consolidated Statement of Partners' Capital .............................  S-39
Consolidated Statements of Cash Flows ...................................  S-40
Notes to Consolidated Financial Statements ..............................  S-41
Schedule II -- Valuation and Qualifying Accounts ........................  S-53

                         Report of Independent Auditors


The Partnership Committee
New Par

We have audited the accompanying consolidated balance sheets of New Par as of December 31, 1995 and 1994, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the accompanying financial statement schedule (Schedule II--Valuation and Qualifying Accounts). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Par at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  ERNST & YOUNG LLP

February 16, 1996

                             NEW PAR (A PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS


                                                            DECEMBER 31
                                                         1995           1994
                                                   -----------------------------
Assets
Current assets:
  Cash and cash equivalents                        $   30,703,000   $ 33,461,000
  Accounts receivable--trade, less allowance for
    doubtful accounts of $8,188,000 (1995) and
    $5,265,000 (1994)                                  92,753,000     65,799,000
  Financing receivables, net                           22,293,000     20,774,000
  Due from affiliates                                      15,000         14,000
  Telephone equipment inventory                        13,427,000     16,142,000
  Prepaid expenses and other current assets             3,385,000      2,796,000
                                                   -----------------------------
Total current assets                                  162,576,000    138,986,000

Property, plant and equipment, net                    463,877,000    352,218,000
License acquisition costs, net                        413,149,000    356,034,000
Other assets, net of accumulated amortization of
  $8,955,000 (1995) and $6,437,000 (1994)              32,609,000     27,741,000
                                                   -----------------------------
Total assets                                       $1,072,211,000   $874,979,000
                                                   =============================
Liabilities and partners' capital
Current liabilities:
  Accounts payable                                 $   29,858,000   $ 25,482,000
  Accrued expenses                                     23,520,000     17,603,000
  Distribution payable to partners                     28,748,000     26,133,000
  Due to affiliates                                     1,774,000      1,226,000
  Property and other taxes payable                     12,900,000     15,790,000
  Commissions payable                                  14,861,000     14,207,000
  Deferred revenue                                     13,373,000     13,968,000
                                                   -----------------------------
Total current liabilities                             125,034,000    114,409,000

Other liabilities                                       3,905,000        593,000
Commitments and contingent liabilities
Minority interests                                      1,486,000        556,000
Partners' capital                                     941,786,000    759,421,000
                                                   -----------------------------
Total liabilities and partners' capital            $1,072,211,000   $874,979,000
                                                   =============================

See accompanying notes.

                             NEW PAR (A PARTNERSHIP)

                        CONSOLIDATED STATEMENTS OF INCOME

                                                        Year ended December 31
                                                   1995          1994           1993
                                               -----------------------------------------
Revenues
Cellular service                               $673,872,000  $498,077,000   $390,181,000
Telephone equipment sales, rental and other      85,181,000    80,861,000     45,668,000
                                               -----------------------------------------
                                                759,053,000   578,938,000    435,849,000
Costs and expenses
Cost of telephone equipment sold                 74,343,000    61,986,000     28,037,000
Operating expenses                              146,593,000   106,544,000     85,575,000
Selling, general and administrative expenses    252,360,000   211,182,000    148,248,000
Restructuring charges                                     -             -        648,000
Depreciation expense                             59,092,000    45,648,000     39,796,000
Amortization expense                             14,165,000    13,491,000     12,950,000
Depreciation of rental telephones                13,193,000    22,525,000     28,496,000
                                               -----------------------------------------
                                                559,746,000   461,376,000    343,750,000
                                               -----------------------------------------
Operating income                                199,307,000   117,562,000     92,099,000

Other income (expense):
  Interest and other income                       6,286,000     2,367,000      1,100,000
  Interest expense                                  (62,000)      (95,000)      (124,000)
                                               -----------------------------------------
Income before provision for income taxes and
  minority interests                            205,531,000   119,834,000     93,075,000
Provision for income taxes                       (4,269,000)   (4,424,000)      (522,000)
                                               -----------------------------------------
Income before minority interests                201,262,000   115,410,000     92,553,000
Minority interests                                 (930,000)     (534,000)             -
                                               -----------------------------------------
Net income                                     $200,332,000  $114,876,000   $ 92,553,000
                                               =========================================


See accompanying notes.

                             NEW PAR (A PARTNERSHIP)

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                         AirTouch         CCI
                                           Group         Group         Total
                                       ----------------------------------------
Balance, December 31, 1992             $363,661,500  $251,728,500  $615,390,000
Capital contributions                            --    29,714,000    29,714,000
Distribution payable                    (17,832,000)  (17,832,000)  (35,664,000)
Net income for the year ended
  December 31, 1993                      46,276,500    46,276,500    92,553,000
                                       ----------------------------------------
Balance, December 31, 1993              392,106,000   309,887,000   701,993,000

Distribution payable                    (28,724,000)  (28,724,000)  (57,448,000)
Net income for the year ended
  December 31, 1994                      57,438,000    57,438,000   114,876,000
                                       ----------------------------------------
Balance, December 31, 1994              420,820,000   338,601,000   759,421,000

Capital contributions                    33,000,000    33,000,000    66,000,000
Distribution payable                    (41,983,500)  (41,983,500)  (83,967,000)
Net income for the year ended
  December 31, 1995                     100,166,000   100,166,000   200,332,000
                                       ----------------------------------------
Balance, December 31, 1995             $512,002,500  $429,783,500  $941,786,000
                                       ========================================


See accompanying notes.

                             NEW PAR (A PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year ended December 31
                                                                           1995           1994           1993
                                                                      -------------------------------------------
OPERATING ACTIVITIES
Net income                                                            $ 200,332,000  $ 114,876,000  $  92,553,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                      86,450,000     81,664,000     81,242,000
      Provision for losses on accounts and financing receivables         12,104,000     17,236,000     16,877,000
      Loss on sale of property, plant and equipment                       5,732,000      5,433,000      3,534,000
      Provision for rental telephone losses                                 163,000        142,000      4,426,000
      Deferred compensation                                                 401,000        171,000             --
      Minority interests                                                    930,000        534,000             --
      Change in operating assets and liabilities:
           Accounts receivable                                          (36,918,000)   (30,336,000)   (24,533,000)
           Financing receivables, including noncurrent                   (3,665,000)   (27,669,000)    (6,338,000)
           Due from affiliates                                               (1,000)        35,000         58,000
           Telephone equipment inventory                                  2,744,000     (7,993,000)        76,000
           Prepaid expenses and other current assets                       (583,000)      (930,000)       (41,000)
           Other assets                                                  (5,789,000)    (4,026,000)    (4,278,000)
           Accounts payable                                              (2,054,000)     8,448,000      4,460,000
           Accrued expenses                                               4,677,000      3,697,000     (3,703,000)
           Due to affiliates                                                548,000       (587,000)       556,000
           Property and other taxes payable                              (2,890,000)     4,835,000       (645,000)
           Commissions payable                                              654,000      4,886,000      2,422,000
           Deferred revenues                                               (595,000)     2,902,000      2,180,000
           Other liabilities                                              3,483,000        422,000             --
                                                                      -------------------------------------------
Net cash provided by operating activities                               265,723,000    173,740,000    168,846,000


INVESTING ACTIVITIES
Purchase of property, plant and equipment                              (178,672,000)  (123,376,000)  (104,288,000)
Proceeds from sale of property, plant and equipment                         623,000        649,000      1,035,000
Purchase of cellular license interests                                  (75,080,000)      (100,000)       (27,000)
                                                                      -------------------------------------------
Net cash (used in) investing activities                                (253,129,000)  (122,827,000)  (103,280,000)


FINANCING ACTIVITIES
Capital distributions                                                   (81,352,000)   (54,297,000)   (35,000,000)
Capital contributions                                                    66,000,000             --             --
                                                                      -------------------------------------------
Net cash (used in) financing activities                                 (15,352,000)   (54,297,000)   (35,000,000)
                                                                      -------------------------------------------

Increase (decrease) in cash and cash equivalents                         (2,758,000)    (3,384,000)    30,566,000
Cash and cash equivalents at beginning of period                         33,461,000     36,845,000      6,279,000
                                                                      -------------------------------------------
Cash and cash equivalents at end of period                            $  30,703,000  $  33,461,000  $  36,845,000
                                                                      ===========================================

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for interest                           $     144,000  $      63,000  $      76,000
   Income taxes paid                                                  $   2,585,000  $   3,889,000  $     944,000

Supplemental Disclosures of Noncash Investing Activities:
   Cellular license interests contributed by Cellular
      Communications, Inc.                                            $          --  $          --  $  28,207,000
   Purchases of property, plant and equipment included in
      current liabilities                                             $  16,281,000  $   9,491,000  $  10,800,000
Supplemental Disclosures of Noncash Financing Activities:
   Distribution payable to partners                                   $  28,748,000  $  26,133,000  $  22,982,000


See accompanying notes.

                             New Par (A Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1995 and 1994


1. ORGANIZATION

New Par owns and operates cellular telephone systems primarily in Michigan and Ohio, and in portions of Indiana and Kentucky. New Par's principal line of business is the provision of cellular telephone service. New Par also sells, installs and repairs cellular telephones and accessories, resells paging service and sells pagers and accessories.

New Par was formed on August 1, 1991 pursuant to the Amended and Restated Agreement and Plan of Merger and Joint Venture Organization dated as of December 14, 1990 between AirTouch Communications, Inc. ("AirTouch") (formerly PacTel Corporation), Cellular Communications, Inc. ("CCI"), CCI Newco, Inc. and CCI Newco Sub, Inc. (the "Merger Agreement"). New Par is a Delaware general partnership equally owned by AirTouch and CCI through the following wholly-owned, indirect corporate subsidiaries:

                                                                    Percentage
                                                                   Ownership of
GENERAL PARTNERS                                                      New Par
----------------                                                   ------------
THE AIRTOUCH GROUP
AirTouch Cellular of Michigan                                          27.74%
AirTouch Cellular of Ohio                                              18.18
AirTouch Cellular of Saginaw, Inc.                                      2.64
AirTouch Cellular of Lima, Inc.                                         1.44
                                                                   ------------
                                                                       50.00
THE CCI GROUP
Cellular Communications of Cleveland, Inc.                             12.52
Cellular Communications of Cincinnati, Inc.                            11.22
Cellular Communications of Columbus, Inc.                               7.94
Cellular Communications of Dayton, Inc.                                 5.19
Cellular Communications of Akron, Inc.                                  4.14
Cellular Communications of Canton, Inc.                                 2.29
Cellular Communications of Hamilton, Inc.                               1.98
Lorain/Elyria Cellular Telephone Company                                1.86
E&J Mobile Radio Service, Inc.                                           .97
Cellular Communications of Mansfield, Inc.                               .87
Midwest Mobilephone of Cincinnati, Inc.                                  .81
Star-Cel, Inc.                                                           .21
                                                                   ------------
                                                                       50.00
                                                                   ------------
                                                                      100.00%
                                                                   ============

                             New Par (A Partnership)

1. ORGANIZATION (CONTINUED)

In 1996, AirTouch Cellular of Ohio, AirTouch Cellular of Saginaw, Inc. and AirTouch Cellular of Lima, Inc. were merged into AirTouch Cellular Of Michigan.

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


         GENERAL PARTNERSHIP                                  SERVICE AREA
----------------------------------------                 -----------------------

Detroit Cellular Telephone Company                       Detroit, MI
Northern Ohio Cellular Telephone Company                 Cleveland, OH
                                                         Lorain/Elyria, OH
                                                         Mansfield, OH
                                                         Ashtabula, OH
Southern Ohio Telephone Company                          Cincinnati, OH
                                                         Clinton, OH
Columbus Cellular Telephone Company                      Columbus, OH
                                                         Mercer, OH
                                                         Morrow, OH
Dayton Cellular Telephone Company                        Dayton, OH
Toledo Cellular Telephone Company                        Toledo, OH
                                                         Lima, OH
Grand Rapids Cellular Telephone Company                  Grand Rapids, MI
Akron Cellular Telephone Company                         Akron, OH
Flint Cellular Telephone Company                         Flint, MI
                                                         Saginaw, MI
Lansing Cellular Telephone Company                       Lansing, MI
Canton Cellular Telephone Company                        Canton, OH
Hamilton Cellular Telephone Company                      Hamilton/Middletown, OH
Springfield Cellular Telephone Company                   Springfield, OH
Muskegon Cellular Partnership (a)                        Muskegon, MI

                             New Par (A Partnership)

1. ORGANIZATION (CONTINUED)

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

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of New Par, its wholly-owned partnerships, and partnerships in which New Par's interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash, deposits in interest-bearing accounts and short term highly liquid investments purchased with a maturity of three months or less.

TELEPHONE EQUIPMENT INVENTORY

Telephone equipment inventory, which consists of telephones and accessories, is stated at the lower of cost (first-in, first-out method) or market.

                            New Par (A Partnership)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. New Par adopted Statement No. 121 in 1995, which had no significant impact on the consolidated results of operations and financial position.

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

                             New Par (A Partnership)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECLASSIFICATIONS

Certain of the 1994 amounts have been reclassified to conform to the 1995 presentation.

                             New Par (A Partnership)

3. LICENSE ACQUISITION COSTS

License acquisition costs consist of the following:

                                                          DECEMBER 31
                                                     1995              1994
                                                 ------------------------------
Deferred cellular license costs                  $  3,418,000      $  3,418,000
Excess of purchase price paid over the fair
  market value of tangible assets acquired        499,699,000       430,938,000
                                                 ------------------------------
                                                  503,117,000       434,356,000
Accumulated amortization                           89,968,000        78,322,000
                                                 ------------------------------
                                                 $413,149,000      $356,034,000
                                                 ==============================

In July 1995, New Par acquired the operating and cellular system assets of the Ohio 6 Rural Service Area for $75,080,000 including expenses. The AirTouch Group and the CCI Group each contributed $33,000,000 in connection with this acquisition. The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations of the Ohio 6 RSA have been included in the consolidated financial statements from the date of acquisition. The excess of the purchase price paid over the fair market value of the tangible assets acquired of $68,761,000 has been classified as license acquisition costs.

The unaudited pro forma consolidated results of operations for the years ended December 31, 1995 and 1994 assuming this acquisition occurred as of January 1, 1994, are as follows:

                                                      YEAR ENDED DECEMBER 31
                                                        1995           1994
                                                    ---------------------------

Total revenues                                      $761,619,000   $582,321,000
Net income                                           202,596,000    115,923,000

In 1994, New Par wrote-off $152,000 of fully amortized costs and paid $100,000 in connection with its interim operating authority from the FCC for two Ohio Rural Service Areas.

                             New Par (A Partnership)

3. LICENSE ACQUISITION COSTS (CONTINUED)

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

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                            DECEMBER 31
                                                       1995             1994
                                                   -----------------------------
Land                                               $ 11,249,000     $ 10,062,000
Building                                             14,325,000       13,721,000
Operating plant and equipment                       521,033,000      394,903,000
Rental telephones                                    60,572,000       85,008,000
Office furniture, computer and other equipment      105,358,000       79,654,000
Construction-in-progress                             31,137,000       14,207,000
                                                   -----------------------------
                                                    743,674,000      597,555,000
Allowance for depreciation                          279,602,000      244,935,000
Allowance for unreturned rental telephones              195,000          402,000
                                                   -----------------------------
                                                   $463,877,000     $352,218,000
                                                   =============================


5. FINANCING RECEIVABLES

New Par provides financing for the purchase of cellular telephones by its customers in the form of noninterest bearing, 12 and 24 month installment contracts. Financing receivables are recorded net of a discount which is calculated based on an imputed interest rate of prime plus 1% at inception. The effective interest rate as of December 31, 1995 and 1994 was 9.5%.

                             New Par (A Partnership)

5. FINANCING RECEIVABLES (CONTINUED)

Financing receivables consists of the following:

                                                             December 31
                                                          1995          1994
                                                       -------------------------
Financing receivables                                  $25,410,000   $22,110,000
Less:  unamortized discount                              2,220,000       621,000
Less:  allowance for doubtful accounts                     897,000       715,000
                                                       -------------------------
Total current                                           22,293,000    20,774,000

Financing receivables                                   15,071,000    13,139,000
Less:  unamortized discount                              1,058,000       621,000
Less:  allowance for doubtful accounts                     532,000       631,000
                                                       -------------------------
Total noncurrent                                        13,481,000    11,887,000
                                                       -------------------------
                                                       $35,774,000   $32,661,000
                                                       =========================

6. RELATED PARTY TRANSACTIONS

Due from affiliates consists of the following:

                                                                December 31
                                                             1995          1994
                                                           ---------------------
CCI and subsidiaries                                       $ 6,000       $    --
CCPR Services, Inc.                                          4,000         8,000
Cellular Communications International, Inc.                     --         3,000
International CableTel Incorporated                          5,000         3,000
                                                           ---------------------
                                                           $15,000       $14,000
                                                           =====================

Due to affiliates consists of the following:

                                                               December 31
                                                           1995          1994
                                                        ------------------------
AirTouch and affiliates                                 $1,660,000      $851,000
CCI and subsidiaries                                            --       184,000
OCOM Corporation                                           114,000       191,000
                                                        ------------------------
                                                        $1,774,000    $1,226,000
                                                        ========================

                             New Par (A Partnership)

6. RELATED PARTY TRANSACTIONS (CONTINUED)

Pursuant to the New Par Partnership Agreement, the CCI Group is responsible for appointing and employing New Par's chief executive officer and half of the next level executives and the AirTouch Group is responsible for appointing and employing the other half of the next level executives. For the year ended December 31, 1995, New Par was charged $1,231,000 and $1,205,000 for payroll and benefits by AirTouch affiliates and CCI, respectively, of which $232,000 and $2,204,000 are included in operating expenses and selling, general and administrative expenses, respectively. For the year ended December 31, 1994, New Par was charged $1,215,000 and $1,099,000 for payroll and benefits by AirTouch affiliates and CCI, respectively, of which $228,000 and $2,086,000 are included in operating expenses and selling, general and administrative expenses, respectively. For the year ended December 31, 1993, New Par was charged $779,000 and $816,000 for payroll and benefits by AirTouch affiliates and CCI, respectively, of which $176,000 and $1,419,000 are included in operating expenses and selling, general and administrative expenses, respectively.

In connection with the Merger Agreement, CCI distributed its wholly-owned subsidiary OCOM Corporation ("OCOM") to its shareholders on July 31, 1991. OCOM owns the long distance and microwave operations formerly owned by the partnerships that CCI contributed to New Par. Most of CCI's officers and directors are officers and directors of OCOM. New Par provides billing and collection services to OCOM for the long distance telephone service OCOM sells to certain of New Par's subscribers. OCOM operates the microwave transmission service between the cell sites and switches contributed by CCI. For the years ended December 31, 1995, 1994 and 1993, OCOM charged New Par $3,985,000, $4,273,000, and $4,043,000, respectively, for microwave transmission services which is included in operating expenses.

                             New Par (A Partnership)

7. LEASES

Leases for office space, sales and service centers and cell sites extend through 2039. Total rent expense for the years ended December 31, 1995, 1994 and 1993 under operating leases was $7,541,000, $6,786,000 and $5,608,000, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 1995 are as follows:

    Year ending December 31:
      1996                                        $ 7,215,000
      1997                                          6,554,000
      1998                                          5,983,000
      1999                                          5,361,000
      2000                                          4,734,000
      Thereafter                                   32,776,000
                                                  -----------
                                                  $62,623,000
                                                  ===========

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

As of December 31, 1995, rights based on 154,000 shares of AirTouch and 154,000 shares of CCI were outstanding. Based on the December 31, 1995 market value of AirTouch and CCI shares, the cash value of the rights in August 1996 would be $760,000. New Par recognized $449,000 and $171,000 of compensation expense in 1995 and 1994, respectively, related to the stock appreciation rights.

                             New Par (A Partnership)

9. PENSION PLAN

New Par has a defined contribution plan covering all employees who have completed six months of service and worked over 500 hours. New Par's matching and discretionary contributions are determined annually. Participants can make salary deferral contributions of 1% to 16% of annual compensation not to exceed the maximum allowed by law. New Par's expense for the years ended December 31, 1995, 1994 and 1993 was $4,988,000, $3,352,000 and $3,186,000, respectively.

10. COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 1995, New Par had purchase commitments of approximately $52,696,000 primarily for operating equipment, computer equipment and cellular telephones and accessories.

In June 1995, New Par extended through May 1996 a one year $5,000,000 unsecured revolving credit agreement with a bank for working capital and any other proper business purpose. New Par did not obtain funds under this agreement during 1995. The terms of the agreement include a commitment fee of .25% per annum.

There are various legal proceedings pending against New Par in the ordinary course of business. Management believes the aggregate liabilities, if any, arising from such proceedings would not have a material adverse effect on New Par's consolidated financial position.

11. AIRTOUCH AND CCI RELATIONSHIP

In December 1995, a subsidiary of CCI, Cellular Communications of Ohio, Inc., (the parent of the CCI Group) entered into a loan agreement which places certain restrictions on New Par. These restrictions are as follows: (i) New Par's indebtedness must be non-recourse to its partners, and (ii) New Par may not have indebtedness outstanding that exceeds an aggregate of $20,000,000 at any one time.

                             New Par (A Partnership)

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

12. PARTNERS' CAPITAL

New Par is required to make cash distributions of a portion of estimated federal taxable income on a quarterly basis, subject to the amount of cash available including cash borrowable by New Par. Such distributions shall be made to the partners in proportion to their respective ownership percentages. As of December 31, 1995 and 1994, there was approximately $28,748,000 and $26,133,000, respectively, payable to the partners for the estimated federal taxable income distribution. During 1995, 1994 and 1993, New Par distributed $81,352,000, $54,297,000 and $35,000,000, respectively, pursuant to this requirement. New Par must also distribute the amount, if any, that exceeds 120% of the amount required for estimated federal income tax distributions, plus cash reasonably contemplated as being necessary for the cash payment of New Par's operating expenses (net of receipts), debt service, contingencies, budgeted capital expenditures and working capital requirements within 45 days after each quarter. Such distributions are to be made to the partners in proportion to their respective ownership percentages.

                            New Par (A Partnership)

                Schedule II - Valuation and Qualifying Accounts


         COL. A                   COL. B                COL. C                  COL. D              COL. E
------------------------------------------------------------------------------------------------------------
                                                       Additions
                                                ------------------------
                                                                Charged
                                Balance at      Charged to      to Other                          Balance at
                                Beginning        Costs and      Accounts        Deductions          End of
       Description              of Period        Expenses       Describe         Describe           Period
------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
Allowance for doubtful
 accounts receivable            $5,265,000      $11,552,000      $   --      $ (8,629,000)(1)     $8,188,000
                                ===========================================================================
Allowance for doubtful
 financing receivables          $1,346,000      $   552,000      $   --      $   (469,000)(2)     $1,429,000
                                ============================================================================
Allowance for unreturned
 rental telephones              $  402,000      $   163,000      $   --      $   (370,000)(2)     $  195,000
                                ============================================================================


Year ended December 31, 1994:
Allowance for doubtful
 accounts receivable            $4,382,000      $15,890,000      $   --      $(15,007,000)(2)     $5,265,000
                                ============================================================================
Allowance for doubtful
 financing receivables          $       --      $ 1,346,000      $   --      $         --         $1,346,000
                                ============================================================================
Allowance for unreturned
 rental telephones              $2,248,000      $   142,000      $   --      $ (1,988,000)(2)     $  402,000
                                ============================================================================

Year ended December 31, 1993:
Allowance for doubtful
 accounts receivable            $4,431,000      $16,877,000      $   --      $(16,926,000)(2)     $4,382,000
                                ============================================================================
Allowance for unreturned
 rental telephones              $  701,000      $ 4,426,000      $   --      $ (2,879,000)(2)     $2,248,000
                                ============================================================================

(1) Uncollectible accounts written off, net of recoveries and $13,000 allowance for doubtful accounts as of acquisition date of the Ohio 6 Rural Service Area assets acquired.

(2)  Uncollectible accounts written off, net of recoveries.

                                        EXHIBIT INDEX

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

         3.3      Amended By-laws of the Company as of February 8, 1996

         4.1 Form of Common Stock certificate (Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12342))

         4.2 Rights Agreement between the Company and The Bank of New York, Rights Agent, dated as of September 19, 1994 (Exhibit 4 to the Company's Current Report on Form 8-K - Date of Report:
                  December 15, 1994, File No. 1-12342)

         10.1 Joint Venture Agreement between Mannesmann Kienzle GmbH, Pacific Telesis Netherlands B.V., Cable and Wireless plc, DG Bank Deutsch Genossenschaftsbank and Lyonnaise des Eaux SA dated June 30, 1989 (Exhibit 10.43 to the Company's Registration Statement on Form S-1, Registration No. 33-68012, filed August 27, 1993)

         10.2 Amended and Restated Plan of Merger and Joint Venture Organization by and among the Company, CCI, CCI Newco, Inc. and CCI Newco Sub, Inc. dated as of December 14, 1990 (Exhibit 1 to the Company's Statement on Schedule 13D filed on February 18, 1992, File No. 1-12342)

         10.3 Termination Agreement by and among Pacific Telesis Group, the Company, CCI and Cellular Communications of Ohio, Inc. dated December 11, 1992 (Exhibit 5 to Amendment No. 28 to the Company's Statement on Schedule 13D filed on December 12, 1992, File No. 1-12342)

         10.4 Separation Agreement by and between the Company and Pacific Telesis Group, dated as of October 7, 1993 (Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 33-68012, filed August 27, 1993)

         10.5 Amendment No. 1 to Separation Agreement between the Company and Pacific Telesis Group, dated November 2, 1993 (Exhibit
                  10.2 to the Company's Annual Report on Form 10-K for the period ended December 31, 1993, File No. 1-12342)

         10.6 Amendment No. 2 to Separation Agreement between the Company and Pacific Telesis Group, dated as of March 25, 1994 (Exhibit
                  10.6 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.7 Amendment No. 3 to Separation Agreement between the Company and Pacific Telesis Group, dated as of April 1, 1994 (Exhibit
                  10.7 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.8 Amendment No. 4 to Separation Agreement between the Company and Pacific Telesis Group dated as of March 21, 1995

         10.9 Agreement on Retirement and Relocation Benefits between Mr. Christensen and the Company, dated as of March 31, 1994 (Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.10 Amended and Restated Joint Venture Organization Agreement dated as of September 30, 1995 between the Company and U S WEST Inc. (Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No. 1-12342)

         10.11 Amended and Restated Agreement of Limited Partnership of WMC Partners, L.P. dated as of September 30, 1995 by and between the Company and U S WEST Inc. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No. 1-12342)

         10.12 Amended and Restated Agreement of Limited Partnership of PCS Nucleus, L. P. dated as of September 30, 1995 by and between the Company and U S WEST Inc. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No. 1-12342)

         10.13 Amended and Restated Investment Agreement dated as of September 30, 1995 by and between the Company and U S WEST Inc. (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No. 1-12342)

         10.14 Amended and Restated Agreement of Exchange dated as of September 30, 1995 by and between the Company and U S WEST Inc. (Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No. 1-12342)

         10.15 Amended and Restated Trust Agreement of Exchange dated as of September 30, 1995 by and between the Company and U S WEST Inc. (Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No. 1-12342)

         10.16 Agreement of Limited Partnership dated as of October 20, 1994 between CELLCO Partnership and WMC Partners, L.P. (Exhibit
                  10.1 to the Company's Form 8-K - Date of Report: October 20, 1994, File No. 1-12342)

         10.17 Agreement of Limited Partnership dated as of October 20, 1994 of PCS PrimeCo, L.P. (Exhibit 10.2 to the Company's Form 8-K - Date of Report: October 20, 1994, File No. 1-12342)


         10.18 Standstill Agreement dated as of October 20, 1994 between AirTouch Communications, Inc. and Bell Atlantic Corporation (Exhibit 10.3 to the Company's Form 8-K - Date of Report:
                  October 20, 1994, File No. 1-12342)

         10.19 Standstill Agreement dated as of October 20, 1994 between AirTouch Communications and NYNEX Corporation (Exhibit 10.4 to the Company's Form 8-K - Date of Report: October 20, 1994, File No. 1-12342)

         10.20 Standstill Agreement dated as of October 20, 1994 between AirTouch Communications and CELLCO Partnership (Exhibit 10.5 to the Company's Form 8-K - Date of Report: October 20, 1994, File No. 1-12342)

         10.21 Credit Agreement between the Company, Bank of America National Trust and Savings Association and The Other Financial Institutions Party Thereto dated July 20, 1995 (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, File No. 1-12342)

         10.22 Amended and Restated Partnership Agreement dated as of September 1, 1993 by and between Members of the PacTel Group and Members of the McCaw Group (Exhibit 28(a) to McCaw Cellular Communications, Inc. Current Report on Form 8-K for the period ended October 1, 1991, File No. 0-16051)

         10.23 Representative Employment Agreement for Messrs. Ginn, Cox, Sarin and Gyani and Mrs. Gill (Exhibit 10.22 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.24 Representative Employment Agreement for other officers of the Company (Exhibit 10.23 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994)

         10.25 Form of Indemnity Agreement between the Company and each of its directors and certain officers (Exhibit 10.24 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.26 Trust Agreement No. 1 for AirTouch Communications, Inc. Supplemental Executive Pension Plan Benefits (Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.27 AirTouch Communications, Inc. Deferred Compensation Plan (Exhibit 10.26 to the Company's Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.28 AirTouch Communications, Inc. Deferred Compensation Plan for Nonemployee Directors (Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ended December 31, 1993, File No. 1-12342)

         10.29 AirTouch Communications, Inc. Supplemental Executive Pension Plan (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the period ended December 31, 1993, File No. 1-12342)

         10.30 AirTouch Communications, Inc. Executive Life Insurance Plan (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the period ended December 31, 1993, File No. 1-12342)


         10.31 AirTouch Communications, Inc. Executive Long-Term Disability Plan (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.32 Description of the Company's Business Travel Accident Insurance for Non-Employee Directors (Exhibit 10.31 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.33 AirTouch Communications, Inc. 1993 Long Term Stock Incentive Plan Amended and Restated as of December 15, 1994

         10.34    Description of the Executive Financial Counseling Program

         13       1995 Annual Report to Security Holders - Financial Section

         21       Subsidiaries of the Registrant

         23.1     Consent of Price Waterhouse LLP

         23.2     Consent of Coopers & Lybrand LLP

         23.3     Consent of Ernst & Young LLP

         23.4     Consent of KPMG Deutsche Treuhand-Gesellschaft

         23.5     Consent of Coopers & Lybrand LLP - Re: CMT Partners

         23.6     Consent of Ernst & Young LLP - Re: New Par

         24       Power of Attorney

         27       Financial Data Schedule

         99.1 The Company's Current Report on Form 8-K: Date of Report: June 30, 1995, File No. 1-12342

         99.2 Coopers & Lybrand LLP Report of Independent Accountants on the Company's consolidated financial statements for each of the two years in the period ended December 31, 1994


         99.3 Annual Report on Form 11-K for the AirTouch Communications, Inc. Retirement Plan for the year 1995 (To be filed as an amendment hereto within 180 days of the end of the period covered by this report)

         99.4 Cellular Communications, Inc. financial statements for each of the three years in the period ended December 31, 1995 (Cellular Communications, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, Item 8 and Item 14(a) and
                  (d), File No. 1-10789)