Form 10-Q
period 1996-03-31
AIRTOUCH COMMUNICATIONS
filed 1996-05-14
CIK 904255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to __________

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


At April 30, 1996, 499,205,212 shares of common stock were outstanding.

                         AIRTOUCH COMMUNICATIONS, INC.

                          INDEX TO REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996


                        PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

                  Consolidated Statements of Income..................................................    3

                  Consolidated Balance Sheets........................................................    4

                  Consolidated Statements of Cash Flows..............................................    5

                  Notes to Consolidated Financial Statements.........................................    6

                  Selected Proportionate Operating Data..............................................   10

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS....................................................   11

              REPORT OF INDEPENDENT ACCOUNTANTS......................................................   21



                                       PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS......................................................................   22

ITEM 2.       CHANGES IN SECURITIES..................................................................   22

ITEM 5.       OTHER INFORMATION......................................................................   22

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.......................................................   25

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


Consolidated Statements
of Income

AirTouch Communications, Inc. and Subsidiaries

                                                                                        (Unaudited)
                                                                                   Three months ended
                                                                                        March 31
                                                                              ----------------------------
(Dollars in millions, except per share amounts)                                     1996              1995
                                                                              ----------------------------
Operating revenues(a)                                                         $    448.9        $    373.9
                                                                              ----------------------------
Operating expenses:
    Cost of revenues(a)                                                            103.0              83.4
    Selling and customer operations expenses                                       138.3             108.5
    General, administrative, and other expenses                                     93.3              78.1
    Depreciation and amortization expenses                                          65.0              49.9
                                                                              ----------------------------
Total operating expenses                                                           399.6             319.9
                                                                              ----------------------------
Operating income                                                                    49.3              54.0
Equity in net income (loss) of unconsolidated wireless systems:
    Domestic                                                                        56.1              35.4
    International                                                                  ( 7.1)            ( 6.4)
Minority interests in net (income) loss of consolidated wireless systems           ( 8.5)            ( 8.9)
Interest:
    Expense                                                                        ( 8.4)            ( 3.9)
    Income                                                                           4.5              12.1
Foreign exchange gain (loss)                                                         1.7             ( 7.8)
Miscellaneous income (expense)                                                       6.0             ( 0.7)
                                                                              ----------------------------
Income before income taxes                                                          93.6              73.8
Income taxes                                                                        41.4              38.5
                                                                              ----------------------------
Net income                                                                    $     52.2        $     35.3
                                                                              ============================
Net income per share                                                          $     0.10        $     0.07
                                                                              ============================
Weighted average shares outstanding (in thousands)                               498,837           494,088
                                                                              ============================



(a) Presentation for 1995 has been restated to conform to current year presentation. See Note A.


The accompanying Notes are an integral part of the Consolidated Financial Statements.

Consolidated Balance Sheets


AirTouch Communications, Inc. and Subsidiaries

                                                                           (Unaudited)
                                                                              March 31         December 31
                                                                           -------------------------------
(Dollars in millions)                                                             1996                1995
                                                                           -------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                              $      38.4         $      82.9
    Accounts receivable, net of allowance for uncollectibles of
       $23.2 and $21.2, respectively                                             217.0               232.4
    Other receivables                                                             83.2               103.6
    Due from affiliates                                                           24.4                21.0
    Other current assets                                                          54.4                66.3
                                                                           -------------------------------
Total current assets                                                             417.4               506.2
Property, plant, and equipment, net                                            1,334.9             1,320.2
Investments in unconsolidated wireless systems                                 3,201.7             3,076.3
Intangible assets, net                                                           582.5               605.7
Deferred charges and other noncurrent assets                                     249.9               139.5
                                                                           -------------------------------
Total assets                                                               $   5,786.4         $   5,647.9
                                                                           ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade                                               $     118.0         $     171.4
    Other current liabilities                                                    351.0               316.3
                                                                           -------------------------------
Total current liabilities                                                        469.0               487.7
Long-term debt                                                                 1,000.2               892.4
Deferred income taxes                                                            254.8               258.6
Deferred credits                                                                  93.1               106.0
                                                                           -------------------------------
Total liabilities                                                              1,817.1             1,744.7
                                                                           -------------------------------
Commitments and contingencies
Minority interests in consolidated wireless systems                              157.0               152.5
                                                                           -------------------------------
Stockholders' equity:
    Preferred stock ($.01 par value; 50,000,000 shares authorized;
       no shares issued or outstanding)                                            __                  __
    Common stock ($.01 par value; 1,100,000,000 shares authorized;
       499,097,030 shares issued and 498,974,070 shares outstanding at March 31, 1996; 498,692,430 shares issued and 498,569,470
       shares outstanding at December 31, 1995)                                    5.0                 5.0
    Additional paid-in capital                                                 3,887.1             3,877.2
    Accumulated deficit                                                        ( 105.9)            ( 158.1)
    Cumulative translation adjustment                                             15.9                17.1
    Other                                                                         10.2                 9.5
                                                                           -------------------------------
Total stockholders' equity                                                     3,812.3             3,750.7
                                                                           -------------------------------
Total liabilities and stockholders' equity                                 $   5,786.4         $   5,647.9
                                                                           ===============================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements
of Cash Flows

AirTouch Communications, Inc. and Subsidiaries

                                                                                        (Unaudited)
                                                                                   Three months ended
                                                                                        March 31
                                                                                --------------------------
(Dollars in millions)                                                               1996              1995
                                                                                --------------------------
Cash flows from operating activities:
   Net income                                                                   $   52.2         $    35.3
   Adjustments to reconcile net income for items currently
     not affecting operating cash flows:
       Depreciation, amortization, and other non cash charges                       65.8              49.9
       Equity in net income of unconsolidated wireless systems                    ( 49.0)           ( 29.0)
       Distributions received from equity investments                               27.1              19.7
       Deferred income taxes                                                         8.6               4.3
       Minority interests in net income (loss) of consolidated wireless systems      8.5               8.9
       Gain on sale of assets and telecommunications interests                     ( 6.9)            ( 0.8)
       Changes in assets and liabilities:
         Accounts receivable, net                                                    9.9             ( 5.4)
         Other current assets and receivables                                       28.7              80.3
         Deferred charges and other noncurrent assets                               20.0            ( 22.7)
         Accounts payable and other current liabilities                          ( 113.0)          ( 125.5)
         Deferred credits and other liabilities                                    ( 0.1)              9.3
                                                                                --------------------------
Cash flows from operating activities                                                51.8              24.3
                                                                                --------------------------
Cash flows from investing activities:
   Investment in unconsolidated wireless systems                                 ( 122.4)          ( 199.3)
   Additions to property, plant, and equipment, net                               ( 35.0)           ( 92.5)
   Maturity of held-to-maturity investments                                           --             232.9
   Maturity of available-for-sale securities                                          --             121.8
   Purchase of CCI options pursuant to merger agreement                          ( 107.7)               --
   Other investing activities                                                     ( 10.3)           ( 11.8)
                                                                                --------------------------
Cash flows from investing activities                                             ( 275.4)             51.1
                                                                                --------------------------
Cash flows from financing activities:
   (Decrease) increase in short-term borrowings                                      7.8            ( 69.4)
   (Decrease) increase in long-term debt                                         ( 542.5)              1.8
   Proceeds from issuing commercial paper                                          705.0                --
   Distributions to minority interests in consolidated wireless systems            ( 4.8)            ( 4.6)
   Proceeds from shares issued                                                      11.7              10.3
   Other financing activities                                                        2.3               3.6
                                                                                --------------------------
Cash flows from financing activities                                               179.5            ( 58.3)
                                                                                --------------------------
Effect of exchange rate changes on cash and cash equivalents                       ( 0.4)              0.6
                                                                                --------------------------
Net change in cash and cash equivalents                                           ( 44.5)             17.7
Beginning cash and cash equivalents                                                 82.9             429.0
                                                                                --------------------------
Ending cash and cash equivalents                                                $   38.4         $   446.7
                                                                                ==========================




The accompanying Notes are an integral part of the Consolidated Financial Statements.

                 AirTouch Communications, Inc. And Subsidiaries


                   Notes to Consolidated Financial Statements
                                  (Unaudited)

A.  Basis of Presentation

AirTouch Communications, Inc. and its subsidiaries provide wireless telecommunications services in the United States, Europe, and Asia. AirTouch Communications, Inc. (the "Company") is a holding company and its principal subsidiaries are AirTouch Cellular, AirTouch Paging, and AirTouch International. These subsidiaries principally provide cellular and paging services. The majority of the Company's revenues are provided by its domestic cellular operations.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries and partnerships in which the Company has controlling interests. All significant intercompany balances and transactions have been eliminated.

Certain prior period items have been reclassified to conform with the 1996 format. Most significantly, in the fourth quarter of 1995, the Company classified the costs of its domestic cellular roaming fraud as an operating expense. These costs had previously been recorded as an offset to operating revenues. The reclassifications did not have an effect on previously reported operating income, net income, or accumulated deficit.

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. The Company recommends that these interim financial statements be read in conjunction with the Consolidated Financial Statements presented in the Company's 1995 Annual Report to Stockholders.

Conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the Company's opinion, the Consolidated Financial Statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period presented. All such adjustments are normal recurring adjustments. The Consolidated Financial Statements have been reviewed by the Company's independent accountants and their report is included herein.

With respect to the unaudited consolidated financial information of the Company for the three-month period ended March 31, 1996 included in this Form 10-Q, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 10, 1996 appearing herein, states that they did not audit and they do not express an opinion on the unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 ("Act") for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of this Form 10-Q prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Act.

                 AirTouch Communications, Inc. And Subsidiaries

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

B.  Significant Changes since December 31, 1995

ACCOUNTING CHANGES
Effective January 1, 1996, the Company implemented the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, the Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. The implementation of SFAS No. 121 did not have an impact on the Company's financial condition or results of operations.

DEFERRED CHARGES AND OTHER NONCURRENT ASSETS
Deferred charges and other noncurrent assets have increased $110.4 million, approximately 79%, since December 31, 1995, primarily because of the Company's purchase of options representing approximately 2.4 million shares of Cellular Communications, Inc. ("CCI") stock. The January 1996 option purchase was for an aggregate consideration of approximately $107.7 million, an amount equal to the aggregate consideration paid by CCI for cancellation of its employee replacement options pursuant to the 1990 Merger Agreement. The option purchase did not affect the Company's percentage ownership of the outstanding stock of CCI or its results of operations.

COMMERCIAL PAPER PROGRAM
In March 1996, the Company initiated a commercial paper program consisting of the sale of discounted notes that are exempt from registration under the Securities Act of 1933. The Company's Board of Directors has authorized the issuance of commercial paper in amounts necessary to finance the Company's working capital requirements, provided that the amount outstanding under the commercial paper program, together with all indebtedness incurred under the $2 billion long-term revolving credit facility, does not in aggregate exceed $2 billion. The Company obtained A-2 and P-2 prime commercial paper ratings from Standard & Poor's Corporation and Moody's Investor Service, respectively. These ratings may be revised or withdrawn by the rating agencies at any time. At March 31, 1996, borrowings of $705.0 million were payable to holders of commercial paper and were classified as long-term debt because these borrowings are supported by the Company's long-term revolving credit facility.

C.  Investments in Unconsolidated Wireless Systems

Interests owned in cellular and other telecommunications systems of unconsolidated wireless systems are as follows:

                                               March 31       December 31
 (Dollars in millions)                             1996              1995
                                             ----------------------------
Investments at equity                        $  3,131.9        $  3,006.5
Investments at cost                                69.8              69.8
                                             ----------------------------
                                             $  3,201.7        $  3,076.3
                                             ============================

The Company's equity in net income of significant equity investees was $82.7 million and $46.1 million for the three months ended March 31, 1996 and 1995, respectively. The Company's equity in net income of these investees differs from its proportionate share of their reported net income in the table below primarily due to adjustments required by the equity method of accounting. Condensed operating results for the Company's significant equity investments are as follows:

                                                  Three Months Ended
                                                       March 31
                                                 ----------------------
(Dollars in millions)                               1996           1995
                                                 ----------------------
Mannesmann Mobilfunk GmbH
    Operating revenues(a)                        $ 554.4        $ 354.1
    Operating income                             $ 148.0        $  74.5
    Net income                                   $  66.8        $  38.0

(continued)

                 AirTouch Communications, Inc. And Subsidiaries

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


                                                   Three Months Ended
                                                        March 31
                                                 ----------------------
(Dollars in millions)                               1996           1995
                                                 ----------------------
New Par
    Operating revenues(a)                        $ 177.5        $ 148.5
    Operating income(a)                          $  58.5        $  36.8
    Net income                                   $  59.0        $  37.2
CMT Partners
    Operating revenues(a)                        $ 125.3        $ 100.1
    Operating income                             $  45.7        $  32.2
    Net income                                   $  52.5        $  36.1
CCI
    Equity in net income of joint venture        $  29.8        $  18.6
    Operating income (loss)(a)                   $( 34.0)       $  14.2
    Net income (loss)                            $( 27.2)       $   7.3

(a) Restated to conform to the Company's basis of presentation.


D.  Contingencies

A class action complaint was filed in November 1993 naming the Company as general partner for Los Angeles SMSA Limited Partnership. In April 1995, Los Angeles Cellular Telephone Company ("LACTC") was named as a necessary party to the action. The plaintiff alleged LACTC and the Company conspired to fix the price of wholesale and retail cellular service in the Los Angeles market. The plaintiff alleged damages for the class "in a sum in excess of $100 million." The Company has answered the complaint and is defending itself vigorously. This case has been consolidated for purposes of discovery with two other class actions making identical price-fixing allegations. The case was removed to federal court, and on April 15, 1996, the federal court granted plaintiff's motion to remand the case to state court. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position.

In three separate class action complaints filed during October and November 1994 in San Diego (2) and San Francisco (1), all brought by the same counsel, plaintiffs also allege price-fixing by the two cellular carriers in each market. In late 1995, the California Court of Appeals reversed a state trial court decision dismissing the remaining plaintiff in a suit originally brought by a U S WEST Inc. ("U S WEST") agent against U S WEST and the Company in 1990. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position.

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

In the ordinary course of business, the Company has issued letters of responsibility and letters of support for performance guarantees, refundable security deposits and credit facilities of certain subsidiaries and affiliates providing varying degrees of recourse to the Company. At March 31, 1996, the Company's proportionate share under such arrangements was $149.5 million. The Company believes it is remote that it will be required to pay under these various arrangements.

                 AirTouch Communications, Inc. And Subsidiaries

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


E.  Subsequent Events

In April 1996, the Company entered into a merger agreement (the "1996 Merger Agreement") with CCI to acquire the shares of CCI's capital stock that it does not already own (approximately 60%) as an alternative to the transaction set forth in the Company's original 1990 agreement with CCI. Pursuant to the 1996 Merger Agreement, CCI will merge into a wholly owned subsidiary of the Company. The merger consideration will consist of approximately 72% in AirTouch preferred securities and 28% in cash. Stockholders of CCI may elect to receive securities or cash, subject to proration. The actual percentage of the securities and cash exchanged for outstanding CCI stock to be acquired may be adjusted at the time of merger, if necessary, to maintain tax-deferred treatment for CCI stockholders. Total consideration to be paid by the Company is anticipated to be approximately $1.65 billion, including the assumption of approximately $200 million in net debt. The transaction will be recorded using the purchase method of accounting for business combinations. The merger, which is subject to regulatory approvals, CCI stockholder approval, and other conditions, is expected to close in August. The acquisition of CCI is expected to dilute the Company's earnings available to common stockholders over the next several years as a result of the payment of dividends on preferred securities issued to CCI stockholders, the amortization of acquired identifiable intangible assets and goodwill, interest on debt issued or assumed in connection with the transaction, and other factors. The extent of such dilution is expected to be material. Unless the merger is approved and completed, the appraisal process will commence in August 1996 in accordance with the 1990 Merger Agreement. In connection with the merger, the Company has filed a Registration Statement on Form S-4 with the SEC on May 3, 1996 (Reg. No. 333-03107).

                 AirTouch Communications, Inc. And Subsidiaries


Selected Proportionate Operating Data (UNAUDITED)

The following table is not required by GAAP and is not intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. It is presented to provide supplemental data. Because significant assets of the Company are not consolidated and because of the substantial effect of the formation of certain joint ventures on the comparability of the Company's consolidated financial results, the Company believes that proportionate financial and operating data facilitates the understanding and assessment of its Consolidated Financial Statements.

Under GAAP, the Company consolidates the entities in which it has a controlling interest and uses the equity method to account for entities over which the Company has significant influence but does not have a controlling interest. In contrast, proportionate accounting reflects the Company's relative ownership interests in operating revenues and expenses for both its consolidated and equity method entities. For example, domestic cellular proportionate results present the Company's share -- its percentage ownership -- for all significant domestic cellular operations, including those joint ventures and partnerships where the Company does not own more than 50 percent. Similarly, total proportionate results show the Company's share of all its significant worldwide operations.

                                                         Three Months Ended
                                                              March 31
                                                      --------------------------
(Dollars in millions)                                      1996             1995
TOTAL COMPANY(1)
    Total net operating revenues(a)                   $   801.4         $  562.8
    Total operating income                            $   113.0         $   86.4
    Total operating cash flow(2)                      $   244.8         $  182.0
                                                      ==========================
DOMESTIC CELLULAR OPERATIONS
    Service and other revenues(a)                     $   434.1         $  343.5
    Equipment sales                                        18.7             22.8
    Cost of equipment sales                              ( 39.3)          ( 31.3)
                                                      --------------------------
    Net operating revenues                                413.5            335.0
                                                      --------------------------
    Cost of revenues(a)                                    49.4             43.1
    Selling and customer operations expenses              143.6            113.7
    General, administrative, and other expenses            33.8             28.9
    Depreciation and amortization expenses                 58.9             45.3
                                                      --------------------------
    Total costs and expenses                              285.7            231.0
                                                      --------------------------
    Operating income                                  $   127.8         $  104.0
                                                      ==========================
    Operating cash flow(2)                            $   186.7         $  149.3
                                                      ==========================


(a) Presentation for 1995 has been restated to conform to current year presentation. See Note A, "Basis of Presentation," to the Consolidated Financial Statements.

(1) Reflects results of systems in which the Company owns an interest, multiplied by the Company's ownership interest, exclusive of cost-based investments and certain equity-based investments that are not material to the information presented.

(2) Operating cash flow is defined as operating income plus depreciation and amortization and is not the same as cash flow from operating activities in the Company's Consolidated Statements of Cash Flows. Proportionate operating cash flow represents the Company's ownership interests in the respective entities' operating cash flows. As such, proportionate operating cash flow does not represent cash available to the Company.

                 AirTouch Communications, Inc. And Subsidiaries

                      Management's Discussion and Analysis


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of AirTouch Communications, Inc., together with its consolidated subsidiaries and partnerships (the "Company" or "AirTouch"). This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes, the Company's 1995 Annual Report to Stockholders, and the Company's Annual Report on Form 10-K for the year ended December 31, 1995, including Item 1, "Business" therein.

Private Securities Litigation Reform Act Safe Harbor Statement. In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, but are not limited to: a change in economic conditions in the Company's markets which adversely affects the level of demand for wireless services; greater-than-anticipated competition resulting in price reductions, new product offerings, or higher customer acquisition costs; better-than-expected customer growth necessitating increased investment in network capacity; increased cellular fraud; the impact of new business opportunities requiring significant initial investments; the impact of deployment of new technologies on capital spending; and the risk that technologies will not be developed according to anticipated schedules, or perform according to expectations. These and other risks and uncertainties related to the business are described in detail in Item 1, "Business," of the Company's 1995 Form 10-K under "Investment Considerations," which is incorporated by reference herein. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Under generally accepted accounting principles ("GAAP"), the Company reports revenues and expenses in its Consolidated Statements of Income for each subsidiary and partnership in which it has a controlling interest. The Company uses the equity method to account for the operating results of entities in which the Company has significant influence, but does not have a controlling interest.

A discussion of the Company's results of operations on a proportionate basis follows the discussion of the GAAP-basis consolidated operating results in "Proportionate Results of Operations." Proportionate accounting is not required by GAAP or intended to replace the Consolidated Financial Statements prepared in accordance with GAAP.

BUSINESS ENVIRONMENT

CCI ACQUISITION
In April 1996, the Company entered into a merger agreement (the "1996 Merger Agreement") with Cellular Communications, Inc. ("CCI") to acquire the shares of CCI's capital stock that it does not already own (approximately 60%) as an alternative to the transaction set forth in the Company's original 1990 agreement with CCI. Pursuant to the 1996 Merger Agreement, CCI will merge into a wholly owned subsidiary of the Company. The merger, which is subject to regulatory approvals, CCI stockholder approval, and other conditions, is expected to close in August. The merger consideration will consist of approximately 72% in AirTouch preferred securities and 28% in cash. Stockholders of CCI may elect to receive securities or cash, subject to proration. The actual percentage of the securities or cash exchanged for outstanding CCI stock may be adjusted at the time of the merger, if necessary, to maintain tax-deferred treatment for CCI stockholders. Total consideration to be paid by the Company is anticipated to be approximately $1.65 billion, including the assumption of approximately $200 million in net debt. The transaction will be recorded using the purchase method of accounting for business combinations.

Upon consummation of the merger, AirTouch will own 100% of CCI and New Par, the equally owned joint venture between the Company and CCI that operates cellular properties in Michigan and Ohio. Accordingly, subsequent to the merger, the Company will consolidate the operating results of CCI and New Par. Such operating results are currently reported using the equity method of accounting.

                 AirTouch Communications, Inc. And Subsidiaries

                      Management's Discussion and Analysis

The acquisition of CCI is expected to dilute the Company's earnings available to common stockholders over the next few years as a result of the payment of dividends on preferred securities issued to CCI stockholders, the amortization of acquired identifiable intangible assets and goodwill, interest on debt issued or assumed in connection with the transaction, and other factors. The extent of such dilution is expected to be material.

U S WEST JOINT VENTURE
The Company and U S WEST Inc. ("U S WEST") plan to combine their domestic cellular properties into a joint venture ("WMC"). The Company and U S WEST are currently seeking to obtain the necessary regulatory and other approvals and consents necessary to contribute their respective cellular properties to WMC pursuant to the second phase of their merger agreement. The Company and U S WEST also plan to contribute their respective interests in their equally owned Personal Communications Services ("PCS") partnership ("PCS Partnership") to WMC. The PCS Partnership holds a 50% interest in PrimeCo Personal Communications ("PrimeCo"), formerly PCS PrimeCo, L.P. The timing of the contribution of the PCS Partnership is at U S WEST's discretion and will occur at the closing of the second phase or at a later date selected by U S WEST, but in no event later than mid-1998. The initial ownership interests of the Company and U S WEST in WMC at the commencement of the second phase of the merger will depend, among other things, upon the timing of the contribution of the parties' respective domestic cellular properties, the ability of the Company and U S WEST to contribute each of their respective domestic cellular properties, and the timing of the contribution of the PCS Partnership. Some of the cellular interests of the Company and U S WEST, including their general partner interests in Los Angeles and Seattle, respectively, are subject to consent provisions in connection with certain transactions. In addition, other partnership interests may under certain circumstances be subject to rights of first refusal provisions in favor of third parties. For further information related to the contribution of the parties' domestic cellular properties, see the discussion contained in the third and fourth paragraphs of the introduction under the heading "Pro Forma Condensed Combined Financial Statements" in the Company's Registration Statement on Form S-4 (Reg. No. 333-03107). See Item 1, "Business-Domestic Cellular-Joint Ventures-WMC Partners," in the Company's 1995 Form 10-K and management's discussion and analysis in the Company's 1995 Annual Report to Stockholders. The Company anticipates that the second phase of the merger will occur in the fourth quarter of 1996 or the first quarter of 1997.

CONTINGENCIES
The Company is party to various legal proceedings, including certain antitrust litigation. See Note D, "Contingencies," to the Consolidated Financial Statements. For an extensive discussion of legal matters, see Item 1, "Legal Proceedings," in Part II of this Report on Form 10-Q and Item 3 , "Legal Proceedings," in the Company's 1995 Form 10-K.

RESULTS OF OPERATIONS
The following discussions compare the results of operations for the quarter ended March 31, 1996 to the quarter ended March 31, 1995. The operating results for the quarters ended March 31, 1996 and 1995 are not necessarily indicative of operating results in future quarters. The following comparative information should be read in conjunction with the Consolidated Financial Statements and Notes for each period discussed, as well as the information presented in the other sections of management's discussion and analysis.

DOMESTIC AND INTERNATIONAL OPERATIONS
Consolidated operating revenues and expenses principally include domestic cellular operations in the Company's six consolidated markets, domestic paging operations, and the international operations of the Company's Swedish cellular subsidiary, NordicTel Holdings A.B. ("NordicTel"). The Company's six domestic consolidated cellular markets are Los Angeles, Sacramento, Atlanta, San Diego, Wichita, and Topeka.

OPERATING REVENUES AND EXPENSES
Operating revenues include cellular and paging service revenues and equipment sales. Cellular service revenues primarily consist of air time charges, access fees, and in-bound roaming charges. Paging service revenues primarily consist of paging service charges and rentals of paging units in the United States. Equipment sales consist of revenues from sales of cellular telephones and pagers. Equipment sales are not a primary part of the Company's cellular or paging businesses. Rather, the Company offers cellular and paging equipment at competitive prices, which are usually at or below cost, in order to market its cellular and paging services.

                 AirTouch Communications, Inc. And Subsidiaries

                      Management's Discussion and Analysis

Operating expenses include: cost of revenues; cost of equipment sales; selling and customer operations expenses; general, administrative, and other expenses; and depreciation and amortization expenses. Cost of revenues primarily consists of interconnection fees charged by wireline telephone companies for cellular and paging operations, costs of roaming fraud, and other network-related expenses. Interconnection costs have fixed and variable components. The variable component of interconnection costs, which fluctuates in relation to the level of cellular calls and paging transmissions, consists of per-minute fees charged by wireline phone companies for cellular calls or paging transmissions originating or terminating on their networks. Selling and customer operations expenses primarily consist of compensation to sales channels, salaries, wages, and related benefits for sales and customer service personnel, and billing, advertising, and promotional expenses. General, administrative, and other expenses primarily consist of salaries, wages and related benefits for general and administrative personnel, international license application costs, bad debt, and other overhead expenses. Depreciation and amortization primarily consist of depreciation expense on the Company's cellular and paging networks, as well as amortization of intangibles such as wireless license costs and goodwill.

CONSOLIDATED RESULTS

                                                 For the Three Months Ended March 31
                                                 -------------------------------------------------------------
                                                                                               Change
                                                                                       .......................
(Dollars in millions)                            1996      %(a)      1995       %(a)       $           %
                                                 -------------------------------------------------------------

Wireless services and other revenues:
  Cellular service(b)                             $340.9   75.9      $278.3    74.4        $62.6     22.5
  Paging service                                    66.0   14.7        51.6    13.8         14.4     27.9
  Other revenues                                    12.9    2.9        16.0     4.3         (3.1)   (19.4)
                                                  -------------------------------------------------------
                                                   419.8   93.5       345.9    92.5         73.9     21.4
Cellular and paging equipment sales                 29.1    6.5        28.0     7.5          1.1      3.9
                                                  -------------------------------------------------------
Operating revenues                                 448.9  100.0       373.9   100.0         75.0     20.1
                                                  -------------------------------------------------------
Operating expenses:
  Cost of revenues(b)                               57.2   12.7        50.3    13.5          6.9     13.7
  Cost of cellular and paging equipment
    sales                                           45.8   10.2        33.1     8.9         12.7     38.4
  Selling and customer operations expenses         138.3   30.8       108.5    29.0         29.8     27.5
  General, administrative, and other
    expenses                                        93.3   20.8        78.1    20.9         15.2     19.5
  Depreciation and amortization expenses            65.0   14.5        49.9    13.3         15.1     30.3
                                                  -------------------------------------------------------
Total operating expenses                           399.6   89.0       319.9    85.6         79.7     24.9
                                                  -------------------------------------------------------
Operating income                                    49.3   11.0        54.0    14.4         (4.7)    (8.7)
Equity in net income (loss) of
  unconsolidated wireless systems:
    Domestic                                        56.1               35.4                 20.7     58.5
    International                                   (7.1)              (6.4)                (0.7)    10.9
Minority interests in net (income) loss of
  consolidated wireless systems                     (8.5)              (8.9)                 0.4     (4.5)
Interest:
  Expense                                           (8.4)              (3.9)                (4.5)   115.4
  Income                                             4.5               12.1                 (7.6)   (62.8)
Foreign exchange gain (loss)                         1.7               (7.8)                 9.5   (121.8)
Miscellaneous income (expense)                       6.0               (0.7)                 6.7   (957.1)
                                                  -------------------------------------------------------
Income before income taxes                          93.6               73.8                 19.8     26.8
Income taxes                                        41.4               38.5                  2.9      7.5
                                                  -------------------------------------------------------
Net income                                         $52.2              $35.3                $16.9     47.9
                                                  -------------------------------------------------------

(a)  Percentage of operating revenues.

                 AirTouch Communications, Inc. And Subsidiaries

                      Management's Discussion and Analysis


(b) Presentation for 1995 has been restated to conform to the current year presentation. See Note A, "Basis of Presentation," to the Consolidated Financial Statements.

INTERNATIONAL OPERATIONS
Consolidated international results during the three months ended March 31, 1996 comprised 9.8% and 14.2% of operating revenues and operating expenses, respectively, as compared to 7.9% and 12.3% of operating revenues and operating expenses, respectively, during the three months ended March 31, 1995.

OPERATING REVENUES
The increase in cellular service revenues resulted primarily from a 35.8% increase in the Company's domestic customer base, partially offset by a 13.0% decrease in the corresponding average revenue per customer. The Company achieved growth in the consumer markets through advertising and by continuing to offer incentive programs such as waived service establishment charges, discounted monthly access fees, discounted and free cellular handsets, free air time, and reduced or fixed rates for off-peak usage and roaming. For example, the Company experienced significant success with its Companion Plans, which offer existing customers reduced monthly access fees on one- and two-year cellular service contracts for additional cellular telephone numbers. The decline in average revenue per customer was primarily attributable to continued success in penetrating the consumer markets and, to a lesser extent, increased levels of roaming subsidies offered by the Company to its customers on pass-through roaming charges assessed by other carriers. Consumer usage patterns contribute to declines in average revenue per customer because consumers typically make fewer telephone calls than business customers and often place many of their calls during lower-rate, off-peak calling periods. Discounts associated with customer incentive programs also contributed to declines in average revenue per customer. The Company expects the shift toward consumer markets to follow industry trend and continue to result in declining average revenue per customer.

The increase in paging service revenues resulted from growth in existing paging markets, as well as the acquisition of Message Center Beepers, Inc. ("Message Center") in mid-December 1995.

CELLULAR AND PAGING EQUIPMENT SALES AND COST OF SALES
Negative equipment margins increased from $5.1 million during the three months ended March 31, 1995 to $16.7 million during the three months ended March 31, 1996, due primarily to competitive pressures which required the Company to offer customers heavily discounted or free cellular equipment. In that regard, on April 5, 1995, the California Public Utilities Commission ("CPUC") lifted its restrictions on the bundling of cellular service and equipment. Prior to the lifting of such restrictions, cellular carriers in California were prohibited from requiring customers to activate service in order to receive discounts on cellular equipment. This change in state regulation contributed significantly to further increases in domestic marketing of discounted cellular equipment. The Company expects cellular equipment sales to continue to generate negative margins for the foreseeable future. However, the Company believes that reduced prices for cellular equipment contributed significantly to customer growth during the first quarter of 1996, particularly in the consumer markets.

OPERATING EXPENSES
Increases in cost of revenues were primarily attributable to higher variable interconnection and network costs resulting from increased usage associated with customer growth, partially offset by the effects of scale and cost containment efforts. As a percentage of wireless services and other revenues, cost of revenues decreased from 14.5% during the three months ended March 31, 1995 to 13.6% during the three months ended March 31, 1996. The Company anticipates that the cost of revenues will continue to decline as a percentage of operating revenues as customers are added to existing networks.

The increase in selling and customer operations expenses was primarily attributable to increased selling expenses associated with a 41.1% increase in the gross number of customers added to the Company's consolidated domestic cellular networks and, to a lesser extent, moderate increases in customer operations expenses necessary to support growth in the customer base. Despite expansion of customer operations functions, including the establishment of fraud departments in most markets, domestic customer operations costs remained relatively stable as a percentage of domestic cellular operating revenues, reflecting increased benefits of economies of scale. Although aggregate selling expenses increased due to strong customer growth, the average acquisition cost per gross customer added to domestic cellular networks decreased by 13.3% during the first quarter of 1996 as compared to the same quarter last year. The decline in the average acquisition cost was attributable to improved performance of lower-costs sales channels and to increased usage of customer incentive programs such as discounted or free cellular service and

                 AirTouch Communications, Inc. And Subsidiaries

                      Management's Discussion and Analysis


telephones. Including the impact of negative equipment margins, which are not recorded as a selling expense, the same domestic cellular average acquisition cost per gross customer added remained relatively flat. The Company's international consolidated cellular market also experienced increases in selling and customer operations expenses, associated primarily with strong customer growth.

The increase in general, administrative, and other expenses resulted primarily from moderate expansion of administrative functions necessary to support cellular and paging customer growth, the addition of administrative functions associated with Message Center, increases in bad debt expenses, and individually insignificant one-time items, including settlement of certain litigation and costs associated with deployment of the new customer support system. However, the impact of one-time items was offset by increasing economies of scale and other efficiencies gained through the operation of WMC, which caused general, administrative, and other expenses to remain flat at approximately 21% of operating revenues.

Increases in depreciation and amortization primarily reflect increased investment in property, plant, and equipment and intangible assets, including assets acquired in connection with the acquisition of Message Center. The increase in depreciation and amortization as a percentage of operating revenues resulted primarily from significant capital investments during 1995 for the build-out and expansion of wireless networks, partial deployment of the new customer support system, and the installation of new fraud prevention and detection equipment. The increase is also attributable to amortization of identifiable intangible assets and goodwill associated with the acquisition of Message Center, as well as higher depreciation of Message Center's assets relative to the corresponding revenue stream.

EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED WIRELESS SYSTEMS
Domestic. Equity earnings increased primarily as a result of growth in each of the customer bases of New Par and CMT Partners, partially offset by declines in average revenue per customer. A portion of the increase also was attributable to the purchase of an additional 24% interest in CCI, the Company's 50% partner in New Par.

International. The increase in international equity losses resulted primarily from increased costs associated with start-up entities, which include Italy, Spain, India, and Poland, as well as increased operating losses in Japan. The increased losses generated by start-up systems, as well as higher operating losses in Japan, resulted from costs associated with network build-outs and rapid customer growth. These increases in start-up and operating losses were partially offset by improved operating results in existing systems, primarily Germany. Increased earnings in Germany were due primarily to significant expansion of the customer base, as well as a 2.1% increase in the Company's ownership interest.

OTHER INCOME (EXPENSE)
The increase in interest expense reflects higher debt balances during the three months ended March 31, 1996 as compared to the same period during 1995, partially offset by increased capitalization of interest during the first quarter of 1996. Similarly, the decrease in interest income reflects lower cash balances available for investment during the three months ended March 31, 1996 as compared to the same period during the prior year.

Foreign exchange gain (loss) varied from the prior year's loss as a result of strengthening of the U.S. dollar and gains recorded on mismatched foreign currency hedging instruments. The increase in miscellaneous income (expense) was attributable to the net gain on the disposition of certain international telecommunications interests.

INCOME TAXES
The decrease in the effective tax rate from 52.2% to 44.2% was primarily attributable to the net book gain on the disposition of certain international telecommunications interests, which had minimal net tax implications, a foreign tax benefit recorded for NordicTel, and a decrease in non-deductible equity losses relative to book income before taxes.

                 AirTouch Communications, Inc. And Subsidiaries

                      Management's Discussion and Analysis



PROPORTIONATE RESULTS OF OPERATIONS

The following tables for domestic and international proportionate cellular operations are not required by GAAP or intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables are presented to provide supplemental data. Because significant assets of the Company are not consolidated, the Company believes that proportionate financial and operating data facilitates the understanding and assessment of its Consolidated Financial Statements. The following proportionate accounting tables reflect the relative weight of the Company's ownership interests in its domestic and international systems. Data from certain systems is excluded because the data is not available on a timely basis and is not material to the information presented.

DOMESTIC CELLULAR

                                                    For the Three Months Ended March 31
                                               .................................................................
                                                                                                  Change
                                                                                            ....................
OPERATING RESULTS (Dollars in millions)            1996        %(a)      1995        %(a)         $         %
                                               -----------------------------------------------------------------
Service and other revenues(b)                      $434.1    105.0        $343.5   102.5        $90.6      26.4
Equipment sales                                      18.7      4.5          22.8     6.8         (4.1)    (18.0)
Cost of equipment sales                             (39.3)    (9.5)        (31.3)   (9.3)        (8.0)     25.6
                                                   ------------------------------------------------------------
Net operating revenues                              413.5    100.0         335.0   100.0         78.5      23.4
                                                   ------------------------------------------------------------
Cost of revenues(b)                                  49.4     12.0          43.1    13.0          6.3      14.6
Selling and customer operations expenses            143.6     34.7         113.7    33.9         29.9      26.3
General, administrative, and other
  expenses                                           33.8      8.2          28.9     8.6          4.9      17.0
Depreciation and amortization expenses               58.9     14.2          45.3    13.5         13.6      30.0
                                                   ------------------------------------------------------------
Total costs and expenses                            285.7     69.1         231.0    69.0         54.7      23.7
                                                   ------------------------------------------------------------
Operating income                                   $127.8     30.9        $104.0    31.0        $23.8      22.9
                                                   ============================================================
Operating cash flow                                $186.7                 $149.3                $37.4      25.1
Operating cash flow margin(c)                        45.2%                  44.6%                           1.3
Capital expenditures, excluding
  acquisitions                                      $55.8                  $63.0                $(7.2)    (11.4)

OPERATING DATA (In thousands)
                                                   ------------------------------------------------------------
Total POPs                                         37,798                 35,390                2,408       6.8
Subscribers                                         2,392                  1,664                  728      43.8
Subscriber net adds in period, excluding
acquisitions                                          130                    104                   26      25.0
                                                   ============================================================

(a) Percentage of net operating revenues.
(b) Presentation for 1995 has been restated to conform to the current year presentation. See Note A, "Basis of Presentation," to the Consolidated Financial Statements.
(c) If net losses on equipment sales were reclassified as operating expenses, operating cash flow margins would be 43.0% and 43.5% for the three months ended March 31, 1996 and 1995, respectively.

ACQUISITION OF ADDITIONAL INTEREST IN CCI
In October 1995, the Company purchased an additional 24% interest in CCI, its 50% partner in New Par. Accordingly, as a result of this acquisition, the Company's proportionate share of New Par's operating results increased to reflect its additional 12% interest. This increase in the Company's ownership interest in CCI and the related indirect increase in its interest in New Par was responsible for 5.7 and 6.0 percentage points of the increase in domestic cellular proportionate net operating revenues and operating expenses, respectively.

SERVICE AND OTHER REVENUES
The increase in service and other revenues resulted from a 43.8% increase in customers, partially offset by a 10.5% decline in the corresponding average revenue per customer. The Company achieved growth in the consumer markets through advertising and by continuing to offer incentive programs such as waived service establishment charges, discounted monthly access fees, discounted and free cellular handsets, free air time, and reduced or fixed rates for off-peak usage and roaming. For example, the Company experienced significant success with its Companion Plans, which offer existing customers reduced monthly access fees on one- and two-year cellular service contracts for additional cellular telephone numbers. The decline in average revenue per customer was primarily attributable to continued success in penetrating the consumer markets and, to a lesser extent, increased levels of roaming subsidies offered by the Company to its customers on pass-through roaming charges assessed by other carriers. Consumer usage patterns contribute to declines in average revenue per customer because consumers typically make fewer telephone calls than business customers and often place many of their calls during lower-rate, off-peak calling periods. Discounts associated with customer incentive programs also contributed to declines in average revenue per customer. The Company expects the shift toward consumer markets to follow industry trend and continue to result in declining average revenue per customer.

                 AirTouch Communications, Inc. And Subsidiaries

                      Management's Discussion and Analysis


EQUIPMENT SALES AND COST OF SALES
Negative equipment margins increased from $8.5 million during the three months ended March 31, 1995 to $20.6 million during the three months ended March 31, 1996, due primarily to competitive pressures which required the Company to offer customers heavily discounted or free cellular equipment, as well as the lifting of CPUC regulations prohibiting the bundling of discounted equipment with cellular service. The Company expects cellular equipment sales to continue to generate negative margins for the foreseeable future. However, the Company believes that reduced prices for cellular equipment contributed significantly to customer growth during the first quarter of 1996, particularly in the consumer markets.

OPERATING EXPENSES
Increases in cost of revenues were primarily attributable to higher variable interconnection and network costs resulting from increased usage associated with customer growth, partially offset by the effects of scale and containment efforts. As a percentage of service and other revenues, cost of revenues decreased from 12.5% during the three months ended March 31, 1995 to 11.4% during the three months ended March 31, 1996, reflecting the benefits of increasing economies of scale. The Company anticipates that the cost of revenues will continue to decline as a percentage of operating revenues as customers are added to existing networks.

The increase in selling and customer operations expenses was primarily attributable to increased selling expenses associated with a 36.3% increase in the gross number of customers added to domestic cellular networks and, to a lesser extent, moderate increases in customer operations expenses. As a percentage of net operating revenues, customer operations expenses increased slightly during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, reflecting the expansion of customer operations functions necessary to support growth in the customer base, including the establishment of cellular fraud groups in most domestic markets, partially offset by increasing benefits of economies of scale. Although aggregate selling expenses increased due to strong customer growth, the average acquisition cost per gross customer added to domestic cellular networks decreased by 7.6% during the first quarter of 1996 as compared to the same quarter last year. The decline in the average acquisition cost was attributable to improved performance of lower-costs sales channels and to increased usage of customer incentive programs such as discounted or free cellular service and telephones. Including the impact of negative equipment margins, which are not recorded as a selling expense, the same domestic cellular average acquisition cost per gross customer added increased by 1.1%.

The increase in general, administrative, and other expenses resulted primarily from moderate expansion of administrative functions necessary to support customer growth, increases in bad debt expenses, favorable settlement of certain litigation, and costs associated with deployment of the new customer support system. However, as a percentage of operating revenues, general, administrative, and other expenses declined due to economies of scale and other efficiencies gained through the operation of WMC.

Increases in depreciation and amortization primarily reflect increased investments in property, plant, and equipment, and intangible assets. Higher depreciation and amortization as a percentage of net operating revenues resulted primarily from increased amortization expense associated with the Company's purchase of an additional 24.0% interest in CCI during October 1995, as well as from significant capital investments during 1995 for build-out and expansion of wireless networks, partial deployment of the new customer support system, and the installation of new fraud prevention and detection equipment.

                 AirTouch Communications, Inc. And Subsidiaries

                      Management's Discussion and Analysis



INTERNATIONAL CELLULAR

                                               For the Three Months Ended March 31
                                              ----------------------------------------------------------------
                                                                                                Change
                                                                                       -----------------------
OPERATING RESULTS (Dollars in millions)          1996       %(a)     1995(c)    %(a)         $            %
                                                 -------------------------------------------------------------
Existing operations:
      Net operating revenues                      $303.8  100.0     $160.3    100.0         $143.5      89.5
      Operating income                             $25.6    8.4      $10.4      6.5          $15.2     146.2
      Operating cash flow                          $76.3   25.1      $43.9     27.4          $32.4      73.8
  Income/ (loss)                                    $4.7             ($1.4)                   $6.1
Start-up systems:
  Income/ (loss)                                  ($19.7)           ($10.2)                  ($9.5)
Total cellular income/(loss)                      ($15.0)           ($11.6)                  ($3.4)

OPERATING DATA (In thousands)
                                                 -------------------------------------------------------------
Total POPs(b)                                    112,904            64,675                  48,229      74.6
Subscribers                                          955               445                     510     114.6
Subscriber net adds in period, excluding
acquisitions                                         158                56                     102     182.1
                                                 =============================================================

(a) Percentage of net operating revenues.
(b) The increase in international cellular POPs as of March 31, 1996 as compared to March 31, 1995 was due primarily to the addition of 36,943 and 7,491 POPs for recently formed ventures in India and Poland, respectively.
(c) Certain data has been restated to include effects of the Company's interests in Italy, South Korea, and Spain.

NET OPERATING REVENUES
Existing Operations. The increase in net operating revenues was due primarily to the 108.5% increase in proportionate customers as compared to March 31, 1995. Aggregate average revenue per customer in the Company's international markets decreased slightly during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, due primarily to increased penetration of consumer markets.

OPERATING INCOME
Existing Operations. The increase in proportionate operating income resulted primarily from improved profitability of operations in Germany, partially offset by increased operating losses in Japan. Improved operating results in Germany resulted primarily from the expanding customer base, an increase in the Company's ownership interest of 2.1%, and economies of scale achieved as customers were added to the existing network. Increased losses in Japan were attributable to a higher level of acquisition costs associated with rapid customer growth.

TOTAL CELLULAR INCOME (LOSS)
Existing Operations. The improvement in net income (loss) from existing international systems was due primarily to increased profitability of operations in Germany, partially offset by increased operating losses in Japan. Improved operations in Germany were due primarily to the expanding customer base and an increase in the Company's ownership interest of 2.1%. Increased losses in Japan resulted from acquisition costs associated with rapid customer growth.

Start-up Systems. The increased losses resulted primarily from start-up systems in Spain and Italy, which commenced operations in the fourth quarter of 1995, and, to a lesser extent, initial losses associated with start-up systems in India and Poland.

                 AirTouch Communications, Inc. And Subsidiaries

                      Management's Discussion and Analysis


LIQUIDITY AND CAPITAL RESOURCES
The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, and pay its current obligations. The Company requires substantial capital to operate and expand its existing wireless systems, to construct new wireless systems, and to acquire interests in existing wireless systems.

FIRST QUARTER 1996 CAPITAL EXPENDITURES
During the three months ended March 31, 1996, the Company incurred capital expenditures of $35.0 million for additions to property, plant, and equipment for its consolidated domestic and international cellular and paging networks, as well as other capital expenditures, primarily to increase cellular and paging network capacity and to support customer growth. The Company invested an additional $122.4 million as capital contributions to unconsolidated wireless systems to fund the build-out of cellular networks. In addition, during January 1996, the Company purchased options for 2.4 million shares of stock in CCI for an aggregate cost of $107.7 million, an amount equal to the aggregate consideration paid by CCI for cancellation of its employee replacement options pursuant to the 1990 Merger Agreement between the Company and CCI.

FUNDING OF FIRST QUARTER 1996 CAPITAL NEEDS
The Company did not generate sufficient cash from operations to meet its capital requirements during the first quarter of 1996. Additional funding needs for the first quarter of 1996 were satisfied primarily by proceeds from borrowings under the Company's $2 billion long-term revolving credit facility and its commercial paper program (see "Future Capital Funding" and Note B, "Significant Changes since December 31, 1995-Commercial Paper Program," to the Consolidated Financial Statements). During the three months ended March 31, 1996, the Company received proceeds of $705 million from the issuance of commercial paper, of which $539 million was used to satisfy obligations under the Company's $2 billion long-term revolving credit facility. The remaining proceeds of $166 were used primarily to fund capital contributions to unconsolidated wireless systems.

FUTURE CAPITAL EXPENDITURES
Consolidated Expenditures. The Company will continue to be required to make substantial expenditures in connection with its efforts to expand its wireless business. Domestic and international capital requirements for 1996 are expected to exceed $1 billion. The Company expects to incur additional capital expenditures in connection with the deployment of its Code Division Multiple Access ("CDMA") digital cellular sites in Los Angeles. In addition to capital expenditures related to such deployment in the Los Angeles market, the Company plans to incur significant capital expenditures to expand its existing analog and digital networks and to construct and deploy new digital networks. The Company expects its investment in digital technology to continue to increase, and eventually surpass and replace the investment in analog technology. However, both analog and digital technology standards are expected to coexist for the foreseeable future. Accordingly, both technologies are expected to continue to serve the existing and future customer base for the foreseeable future.

At March 31, 1996, the Company was committed to spend approximately $43 million for the acquisition of property, plant, and equipment for its consolidated subsidiaries. In addition to these commitments, the Company plans to make additional capital expenditures of approximately $403 million during 1996 to increase the capacity of its existing domestic analog networks and to deploy digital technology. At March 31, 1996, the Company had also committed to spend approximately $34 million for the purchase of cellular handsets.

Unconsolidated Wireless Systems. As of March 31, 1996, the Company was committed to make capital contributions of $12 million to its unconsolidated wireless systems. In addition to these commitments, the Company plans to make additional capital contributions of approximately $319 million during 1996 to its existing international and domestic joint ventures, including contributions to PrimeCo for the construction of its PCS networks. The majority of PrimeCo's networks are expected to be operational by the fourth quarter of 1996.

Acquisition of CCI. Under the 1996 Merger Agreement, AirTouch will acquire the outstanding stock of CCI in exchange for AirTouch preferred stock and cash at a price of $55 per share. Pursuant to the 1996 Merger Agreement, the merger consideration will consist of approximately 72% in AirTouch preferred securities and 28% in cash. Funding for the cash requirements of the acquisition will be obtained through borrowings under the Company's $2 billion revolving credit facility; through the Company's commercial paper program; from debt which may be issued from time to time under AirTouch's Registration Statement on Form S-3 (Reg. No. 33-62787), which registered $2 billion in various forms of debt and equity securities (the "Shelf"), or through a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing. The balance of the CCI stock will be acquired with a combination of preferred securities ("Class B" and "Class C"), which will be registered under the Securities Act of 1933 on the Company's Registration Statement on Form S-4 (Reg. No. 333-03107). The Class B and Class C preferred stock will bear dividends at the rate of 6.00% and 4.25% per annum, respectively. Under the terms of the 1996 Merger Agreement, no more than $500 million aggregate face amount of the Class B will be issued as part of such combination of preferred securities.

                 AirTouch Communications, Inc. And Subsidiaries

                      Management's Discussion and Analysis


FUTURE CAPITAL FUNDING
In March 1996, the Company initiated a commercial paper program consisting of the sale of discounted notes that are exempt from registration under the Securities Act of 1933. The Company's Board of Directors has authorized the issuance of commercial paper in amounts necessary to finance the Company's working capital requirements, provided that the amount outstanding under the commercial paper program, together with all indebtedness incurred under the $2 billion long-term revolving credit facility, does not in the aggregate exceed $2 billion. The Company obtained A-2 and P-2 prime commercial paper ratings from Standard & Poor's Corporation and Moody's Investor Service, respectively. These ratings may be revised or withdrawn by the rating agencies at any time.

Except for funds required in connection with the acquisition of CCI, working capital raised by the sale of commercial paper and borrowings under the Company's $2 billion revolving credit facility are currently expected to be sufficient to meet the Company's cash requirements through the end of 1996 and to cover the additional capital needs of CCI subsequent to the acquisition. Financing under the Shelf is also available to the Company. However, management anticipates that additional external financing may be necessary to fund expansion and operations beyond 1996. Accordingly, the Company will need to raise additional funds through borrowings or public or private sales of debt or equity securities. The Company believes that it will be able to access the capital markets on terms and in amounts adequate to meet its objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in quantities or on terms favorable to the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of AirTouch Communications, Inc.:

We have reviewed the accompanying Consolidated Balance Sheet of AirTouch Communications, Inc. and subsidiaries ("Company") as of March 31, 1996 and the related Consolidated Statements of Income and of Cash Flows for the three-month period then ended. These Consolidated Financial Statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying Consolidated Financial Statements for them to be in conformity with generally accepted accounting principles. The Consolidated Financial Statements of the Company for the three-month period ended March 31, 1995 were reviewed by other accountants whose report dated May 11, 1995 stated that they were not aware of any material modifications that should be made to those financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance on the Consolidated Financial Statements taken as a whole. The Selected Proportionate Operating Data ("Proportionate Data") for the three months ended March 31, 1996 appearing on page 10 is presented for additional analysis and is not a required part of the basic financial statements. As discussed on page 10, the Proportionate Data has been prepared by the Company to present financial information that, in the opinion of management, is not provided by financial statements prepared in conformity with generally accepted accounting principles. Such Proportionate Data, prepared on the basis of presentation described on page 10, has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements. Based on our review, we are not aware of any material modifications that should be made to such information in relation to the basic Consolidated Financial Statements taken as a whole. The Proportionate Data, determined on the basis of presentation described on page 10, for the three months ended March 31, 1995, was reviewed by other independent accountants whose report dated May 11, 1995, indicated that they were not aware of any material modifications that should be made to such information.

We previously audited in accordance with generally accepted auditing standards, the Consolidated Balance Sheet as of December 31, 1995, and the related Consolidated Statements of Income, of Stockholders' Equity, and of Cash Flows for the year then ended (not presented herein), and in our report dated February 23, 1996 we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet information as of December 31, 1995, is fairly stated in all material respects in relation to the Consolidated Balance Sheet from which it has been derived.



/s/ Price Waterhouse LLP

San Francisco, California
May 10, 1996

                AirTouch Communications, Inc. and Subsidiaries

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CERTAIN LITIGATION RELATED TO THE CCI MERGER
Since April 8, 1996, seven lawsuits have been filed in Delaware Chancery Court, in and for New Castle County, and one lawsuit has been filed in the Supreme Court of the State of New York, County of New York, naming as defendants CCI, AirTouch, and CCI's directors. Certain of the lawsuits also name as a defendant one member of the Partnership Committee which manages New Par who is not a CCI director. Each lawsuit purports to be a class action brought on behalf of all CCI common and convertible preferred stockholders and alleges that the consideration to be paid the class under the 1996 Merger Agreement is inadequate. The Delaware Chancery Court has granted plaintiffs' motion to consolidate the Delaware cases. CCI and its directors (other than Messrs. Cox and Gyani) have filed an answer in the consolidated proceeding.

Plaintiffs contend that the director defendants have breached their fiduciary duties to CCI stockholders and that AirTouch, as an approximately 40% stockholder of CCI, has breached fiduciary duties owed to CCI's minority stockholders. One or more complaints also allege that those defendants who are members of the Partnership Committee which manages New Par owe plaintiffs fiduciary duties which are also breached by the 1996 Merger Agreement. In addition, plaintiffs allege that actions taken under the 1996 Merger Agreement violated certain contractual rights owing under the 1990 Merger Agreement. The complaints seek an injunction against the Merger, rescission of the Merger, if consummated, unspecified damages, attorneys' fees, and other relief.

Both CCI and AirTouch believe that these lawsuits are without merit and they and the other named defendants intend to oppose vigorously these lawsuits.


ITEM 2. CHANGES IN SECURITIES

None


ITEM 5. OTHER INFORMATION

The Company uses consolidation and proportionate principles of accounting to present certain financial information. The following proportionate table is not required by GAAP and is not intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. It is presented to provide supplemental data. Because significant assets of the Company are not consolidated and because of the substantial effect of the formation of certain joint ventures on the comparability of the Company's consolidated financial results, the Company believes that proportionate financial and operating data facilitates the understanding and assessment of its Consolidated Financial Statements.

Under GAAP, the Company consolidates the entities in which it has a controlling interest and uses the equity method to account for entities over which the Company has significant influence but does not have a controlling interest. In contrast, proportionate accounting reflects the Company's relative ownership interests in operating revenues and expenses for both its consolidated and equity method entities. For example, domestic cellular proportionate results present the Company's share -- its percentage ownership -- for all significant domestic cellular operations, including those joint ventures and partnerships where the Company does not own more than 50 percent. Similarly, total proportionate results show the Company's share of all its significant worldwide operations.

(continued)

                AirTouch Communications, Inc. and Subsidiaries

Selected Proportionate Operating Data (1)

TOTAL COMPANY

                                                         Three Months Ended
                                                               March 31
                                                      --------------------------
                                                             1996        1995(b)
                                                      --------------------------
OPERATING RESULTS (Dollars in millions)
    Total net operating revenues(a)                     $   801.4       $  562.8
    Total operating income                              $   113.0       $   86.4
    Total operating cash flow (2)                       $   244.8       $  182.0

                                                               March 31
                                                      --------------------------
                                                           1996             1995
                                                      --------------------------
OPERATING DATA (In thousands)
    Total cellular POPs(3)                              165,002          113,365
    Total cellular subscribers                            3,347            2,109
    Cellular subscribers net adds in period,
      excluding acquisitions                                288              160
    Total paging units in service                         2,614            1,760
    Paging units in service net adds,
      excluding acquisitions and disposals                  147              113


DOMESTIC CELLULAR OPERATIONS

                                                         Three Months Ended
                                                               March 31
                                                     ---------------------------
OPERATING RESULTS (Dollars in millions)                    1996             1995
                                                     ---------------------------
    Service and other revenues(a)                     $   434.1         $  343.5
    Equipment sales                                        18.7             22.8
    Cost of equipment sales                              ( 39.3)          ( 31.3)
                                                     ---------------------------
    Net operating revenues                                413.5            335.0
                                                     ---------------------------
    Cost of revenues(a)                                    49.4             43.1
    Selling and customer operations expenses              143.6            113.7
    General, administrative, and other expenses            33.8             28.9
    Depreciation and amortization expenses                 58.9             45.3
                                                     ---------------------------
    Total costs and expenses                              285.7            231.0
                                                     ---------------------------
    Operating income                                  $   127.8         $  104.0
                                                      ==========================
    Operating cash flow(2)                            $   186.7         $  149.3
    Operating cash flow margin(c)                          45.2%            44.6%
    Capital expenditures, excluding acquisitions      $    55.8         $   63.0

                                                               March 31
                                                     ---------------------------
OPERATING DATA (In thousands)                              1996             1995
                                                     ---------------------------
    Total POPs(3)                                        37,798           35,390
    Subscribers                                           2,392            1,664
    Subscriber net adds in period,
       excluding acquisitions                               130              104

(continued)

                AirTouch Communications, Inc. and Subsidiaries

DOMESTIC PAGING OPERATIONS(4)

                                                          Three Months Ended
                                                               March 31
                                                      --------------------------
OPERATING RESULTS (Dollars in millions)                    1996             1995
                                                      --------------------------
    Service and other revenues                        $    69.0         $   50.9
    Equipment sales                                        12.9             11.3
    Cost of equipment sales                              ( 11.4)            (9.7)
                                                      --------------------------
    Net operating revenues                                 70.5             52.5
                                                      --------------------------
    Total operating expenses before
       depreciation and amortization expenses              49.0             35.6
    Depreciation and amortization expenses                 14.7              9.7
                                                      --------------------------
    Operating income                                  $     6.8         $    7.2
                                                      ==========================
    Operating cash flow(2)                            $    21.5         $   16.9
    Operating cash flow margin                            30.5%            32.2%
    Capital expenditures, excluding acquisitions      $    27.2         $   13.3

                                                               March 31
                                                      --------------------------
OPERATING DATA (In thousands)                              1996             1995
                                                      --------------------------
    Units in service                                      2,468            1,634
    Units in service net adds in period,
       excluding acquisitions                               131              109


INTERNATIONAL OPERATIONS

                                                          Three Months Ended
                                                               March 31
                                                      --------------------------
CELLULAR OPERATING RESULTS (Dollars in millions)           1996          1995(b)
                                                      --------------------------
    Existing operations: (5)
      Net operating revenues                          $   303.8         $  160.3
      Operating income                                $    25.6         $   10.4
      Operating cash flow (2)                         $    76.3         $   43.9
      Income / (loss)                                 $     4.7         $   (1.4)
    Start-up systems:(6)
      Income / (loss)                                 $  ( 19.7)        $  (10.2)
    Total cellular income / (loss)                    $  ( 15.0)        $  (11.6)

                                                               March 31
                                                      --------------------------
OPERATING DATA (In thousands)                              1996             1995
                                                      --------------------------
    Cellular POPs(3)                                    112,904           64,675
    Cellular subscribers                                    955              445
    Subscriber net adds in period,
       excluding acquisitions                               158               56
    Paging units in service                                 146              126

Footnotes:
(a) Presentation for 1995 has been restated to classify roaming fraud as an operating expense in conformity with the current year presentation.

(b) Certain data has been restated to include effects of the Company's interests in Italy, South Korea, and Spain.

(continued)

                AirTouch Communications, Inc. and Subsidiaries

(c) If net losses on equipment sales were reclassified as operating expenses, operating cash flow margins would be 43.0% and 43.5% for the three months ended March 31, 1996 and 1995, respectively.

(1) Reflects results, total subscribers of all cellular systems, and total units in service of all paging systems in which the Company owns an interest, multiplied by the Company's ownership interest, exclusive of cost-based investments and certain equity-based investments that are not material to the information presented.

(2) Operating cash flow is defined as operating income plus depreciation and amortization and is not the same as cash flow from operating activities in the Company's Consolidated Statements of Cash Flows. Proportionate operating cash flow represents the Company's ownership interests in the respective entities' operating cash flows. As such, proportionate operating cash flow does not represent cash available to the Company.

(3) POPs are the estimated market population multiplied by the Company's ownership interest in a licensee operating in that market and includes markets in which the networks are under construction and the markets of certain cost-based investments not included in proportionate operating results. Total Company cellular POPs include 14,300 and 13,300 personal communications services POPs at March 31, 1996 and March 31, 1995, respectively; international cellular POPs (and therefore total Company cellular POPs) include 7,491 POPs at March 31, 1996 for Poland where the Company's consortium was awarded a national cellular license in February 1996.

(4) Domestic paging is wholly owned by the Company; therefore, proportionate information reflects 100% of the subsidiary's GAAP-basis operating results.

(5) Represents the Company's share of income or loss (after foreign taxes where applicable) for international cellular systems which have completed 12 months of commercial service, as follows:
        1st Quarter 1996 and 1995: Germany, Portugal, Sweden, Belgium, and Japan

(6) Effective January 1, 1996, start-up systems represent the Company's share of income or loss (after foreign taxes where applicable) for international cellular systems which did not provide commercial service for the full 12 months of any preceding calendar year, as follows:
                  1st Quarter 1996: Italy, South Korea, Spain, India, and Poland

    Prior to January 1, 1996, start-up systems represent the Company's share of income or loss (after foreign taxes where applicable) for international cellular systems which have not yet completed 12 months of commercial service, as follows:
                  1st Quarter 1995: Italy, South Korea, and Spain


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         Exhibits identified below are incorporated herein by reference as exhibits hereto.

               Exhibit
               Number      Description
               -------     -----------
                  15.1     Letter of Price Waterhouse LLP Re: Unaudited Financial Information
                  15.2     Letter of Coopers & Lybrand L.L.P. Re: Unaudited Financial Information
                  27       Financial Data Schedule

(b) Reports on Form 8-K:

         Date of Report:  February 1, 1996

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AIRTOUCH COMMUNICATIONS, INC.

By:    /s/ Mohan S. Gyani
           ------------------
           Mohan S. Gyani
           Executive Vice President and Chief Financial Officer
           (Principal Accounting and Financial Officer)


Date:  May 13, 1996

                                EXHIBIT INDEX


Exhibit
Number                     Description
15.1     Letter of Price Waterhouse LLP Re: Unaudited Financial Information
15.2     Letter of Coopers & Lybrand L.L.P. Re: Unaudited Financial Information
27       Financial Data Schedule
