Form 10-K/A
period 1995-12-31
AIRTOUCH COMMUNICATIONS INC
filed 1996-06-21
CIK 904255

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO.1

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

- ----------------

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

The Company's objective is to be the premier provider of wireless telecommunications services worldwide. To achieve its objective, the Company seeks to achieve scale and scope in its wireless operations in order to reduce costs and gain greater efficiencies; pursues wireless licenses in new countries; opportunistically increases ownership interests in existing wireless markets; and pursues value-creating wireless opportunities around the world.

In response to the continuing evolution of telecommunications technology and customer requirements, the Company is evaluating the possibility of expanding its operations into lines of business beyond its historical base of high mobility wireless services where such expansion would enhance existing wireless services. Areas of possible expansion could include: wireless local loop (the construction and operation of dedicated wireless networks designed to compete directly with or substitute for wireline networks); international long distance service for the Company's cellular subscribers; and international wireline long distance services which complement the Company's wireless properties. Any decision by the Company to enter any of these lines of business will depend on the Company's evaluation of its ability to create value by employing the assets or expertise of its wireless operations, including networks and customer bases, as well as the standalone attractiveness of the opportunity.

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

- -------------
*    Not disclosed.

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
                                                           ======                       ======

- --------------
(1)      1995 Donnelly Marketing Information Service population estimates.

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

ITEM 3.  LEGAL PROCEEDINGS.

In November 1993, four class action complaints were filed on behalf of AirTouch's cellular customers, three in Orange County Superior Court and one in the United States District Court for the Central District of California, naming, among others, the Company, and alleging that the Company, as general partner of Los Angeles SMSA Limited Partnership, and Los Angeles Cellular Telephone Company conspired to fix the prices of retail and wholesale cellular radio services in the Los Angeles market. The complaints seek damages for the class "in a sum in excess of $100,000,000." The federal suit has been dismissed and the three state cases have been consolidated for purposes of discovery. The case has been removed to federal court. The other cases have been stayed pending resolution of a motion to remand the case to state court. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position or results of operations.

In 1994, two class action complaints were filed on behalf of AirTouch's cellular customers, one in San Diego County Superior Court and one in the United States District Court for the Southern District of California, alleging that the Company and U S WEST conspired to fix the prices of retail and wholesale cellular radio services in the San Diego market. The state case has been stayed pending the outcome of the federal case. Discovery is taking place and a class has been agreed to for certification. In late 1995, the California Court of Appeals reversed a state trial court decision dismissing the remaining plaintiff in a suit originally brought by a U S WEST agent against U S WEST and the Company in 1990. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position or results of operations.

In 1994, a class action complaint was filed on behalf of AirTouch's cellular customers in San Francisco Superior Court alleging that Bay Area Cellular Telephone Company, in which the Company has an indirect interest, and GTE Mobilnet conspired to fix the prices of retail and wholesale cellular radio services in the San Francisco Bay Area market. This action is still in the preliminary pleading phase. The Company intends to defend itself vigorously and does not expect that these proceedings will have a material adverse effect on its financial condition or results of operations.

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

              Date:  June 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                              Title
- ----------                              -----
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

              Date:  June 20, 1996

                                    INDEX TO
            SEPARATE FINANCIAL STATEMENTS OF SIGNIFICANT ENTITIES NOT
         CONSOLIDATED AND AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULES


CMT PARTNERS
   Report of Independent Accountants............................................      S-2
   Consolidated Balance Sheets - December 31, 1995 and 1994 ....................      S-4
   Consolidated Statements of Income and Changes in Partners' Equity - for the
     years ended December 31, 1995 and 1994 and the four-month period
     from September 1, 1993 (inception) to December 31, 1993 ...................      S-5
   Consolidated Statements of Cash Flows - for the years ended
     December 31, 1995 and 1994 and the four-month period
     from September 1, 1993 (inception) to December 31, 1993 ...................      S-6
   Notes to Financial Statements................................................      S-7
   Financial Statement Schedules
     Report of Independent Accountants..........................................     S-15
     Schedule II - Valuation and Qualifying Accounts and Reserves ..............     S-16

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

/s/ Coopers & Lybrand L.L.P.

San Francisco, California

February 1, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CMT Partners:

We have audited the balance sheets of Kansas Combined Cellular, (a division of CMT Partners, a Delaware general partnership) as of December 31, 1995 and 1994, and the related statements of operations and changes in partners' capital and cash flows for years then ended and for the period from inception (September 1, 1993) to December 31, 1993, not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, not presented separately herein, present fairly, in all material respects, the financial position of Kansas Combined Cellular as of December 31, 1995 and 1994, and the results of its operations and its cash flows for years then ended and for the period from inception (September 1, 1993) to December 31, 1993, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP

Kansas City, Missouri
January 31, 1996

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


/s/  ERNST & YOUNG LLP
Columbus, Ohio
February 16, 1996

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

                                                                    Percentage
                                                                   Ownership of
GENERAL PARTNERS                                                      New Par
- ----------------                                                   ------------
THE AIRTOUCH GROUP
AirTouch Cellular of Michigan                                          27.74%
AirTouch Cellular of Ohio                                              18.18
AirTouch Cellular of Saginaw, Inc.                                      2.64
AirTouch Cellular of Lima, Inc.                                         1.44
                                                                   ------------
                                                                       50.00
THE CCI GROUP
Cellular Communications of Cleveland, Inc.                             12.52
Cellular Communications of Cincinnati, Inc.                            11.22
Cellular Communications of Columbus, Inc.                               7.94
Cellular Communications of Dayton, Inc.                                 5.19
Cellular Communications of Akron, Inc.                                  4.14
Cellular Communications of Canton, Inc.                                 2.29
Cellular Communications of Hamilton, Inc.                               1.98
Lorain/Elyria Cellular Telephone Company                                1.86
E&J Mobile Radio Service, Inc.                                           .97
Cellular Communications of Mansfield, Inc.                               .87
Midwest Mobilephone of Cincinnati, Inc.                                  .81
Star-Cel, Inc.                                                           .21
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


         GENERAL PARTNERSHIP                                  SERVICE AREA
- ----------------------------------------                 -----------------------

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


There are various legal proceedings pending against New Par in the ordinary course of business. Management believes the aggregate liabilities, if any, arising from such proceedings would not have a material adverse effect on New Par's consolidated financial position or its results of operations.


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

                            New Par (A Partnership)

                Schedule II - Valuation and Qualifying Accounts


         COL. A                   COL. B                COL. C                  COL. D              COL. E
- ------------------------------------------------------------------------------------------------------------
                                                       Additions
                                                ------------------------
                                                                Charged
                                Balance at      Charged to      to Other                          Balance at
                                Beginning        Costs and      Accounts        Deductions          End of
       Description              of Period        Expenses       Describe         Describe           Period
- ------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
Allowance for doubtful
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


         3.3      Amended By-laws of the Company as of February 8, 1996*


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


         10.8 Amendment No. 4 to Separation Agreement between the Company and Pacific Telesis Group dated as of March 21, 1995*


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

         10.19 Standstill Agreement dated as of October 20, 1994 between AirTouch Communications and NYNEX Corporation (Exhibit 10.4 to the Company's Form 8-K - Date of Report: October 20, 1994, File No. 1-12342)

         10.20 Standstill Agreement dated as of October 20, 1994 between AirTouch Communications and CELLCO Partnership (Exhibit 10.5 to the Company's Form 8-K - Date of Report: October 20, 1994, File No. 1-12342)

         10.21 Credit Agreement between the Company, Bank of America National Trust and Savings Association and The Other Financial Institutions Party Thereto dated July 20, 1995 (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, File No. 1-12342)

         10.22 Amended and Restated Partnership Agreement dated as of September 1, 1993 by and between Members of the PacTel Group and Members of the McCaw Group (Exhibit 28(a) to McCaw Cellular Communications, Inc. Current Report on Form 8-K for the period ended October 1, 1991, File No. 0-16051)

         10.23 Representative Employment Agreement for Messrs. Ginn, Cox, Sarin and Gyani and Mrs. Gill (Exhibit 10.22 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.24 Representative Employment Agreement for other officers of the Company (Exhibit 10.23 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994)

         10.25 Form of Indemnity Agreement between the Company and each of its directors and certain officers (Exhibit 10.24 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.26 Trust Agreement No. 1 for AirTouch Communications, Inc. Supplemental Executive Pension Plan Benefits (Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.27 AirTouch Communications, Inc. Deferred Compensation Plan (Exhibit 10.26 to the Company's Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.28 AirTouch Communications, Inc. Deferred Compensation Plan for Nonemployee Directors (Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ended December 31, 1993, File No. 1-12342)

         10.29 AirTouch Communications, Inc. Supplemental Executive Pension Plan (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the period ended December 31, 1993, File No. 1-12342)

         10.30 AirTouch Communications, Inc. Executive Life Insurance Plan (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the period ended December 31, 1993, File No. 1-12342)


         10.31 AirTouch Communications, Inc. Executive Long-Term Disability Plan (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)

         10.32 Description of the Company's Business Travel Accident Insurance for Non-Employee Directors (Exhibit 10.31 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, File No. 1-12342)


         10.33 AirTouch Communications, Inc. 1993 Long Term Stock Incentive Plan Amended and Restated as of December 15, 1994*



         10.34    Description of the Executive Financial Counseling Program*


         13       1995 Annual Report to Security Holders - Financial Section


         21       Subsidiaries of the Registrant*


         23.1     Consent of Price Waterhouse LLP

         23.2     Consent of Coopers & Lybrand LLP

         23.3     Consent of Ernst & Young LLP

         23.4     Consent of KPMG Deutsche Treuhand-Gesellschaft

         23.5     Consent of Coopers & Lybrand LLP - Re: CMT Partners

         23.6     Consent of Ernst & Young LLP - Re: New Par

         23.7     Consent of Arthur Andersen LLP

         24       Power of Attorney*



         27       Financial Data Schedule*



         99.1 The Company's Current Report on Form 8-K: Date of Report: June 30, 1995, File No. 1-12342*



         99.2 Coopers & Lybrand LLP Report of Independent Accountants on the Company's consolidated financial statements for each of the two years in the period ended December 31, 1994*



         99.3 Annual Report on Form 11-K for the AirTouch Communications, Inc. Retirement Plan for the year 1995 (To be filed as an amendment hereto within 180 days of the end of the period covered by this report)

         99.4 Cellular Communications, Inc. financial statements for each of the three years in the period ended December 31, 1995 (Cellular Communications, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, Item 8 and Item 14(a) and
                  (d), File No. 1-10789)

- ----------
* Filed with AirTouch's 10-K for the year ended December 31, 1995 filed March 26, 1996 (File No. 1-12342).