Form 10-K/A
period 1995-12-31
AIRTOUCH COMMUNICATIONS INC
filed 1996-06-28
CIK 904255

AirTouch Communications, Inc. hereby amends the following exhibits of its Annual Report for the year ended December 31, 1995 on Form 10-K as set forth in the pages attached hereto:

(1)   Exhibit 99.3

      Annual Report on Form 11-K for the AirTouch Communications Retirement Plan for the year 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AirTouch Communications, Inc.

                                          By:  /s/ Mohan S. Gyani
                                               ----------------------------
                                               Mohan S. Gyani
                                               Executive Vice President and
                                               Chief Financial Officer

Date:    June 28, 1996

                                                                    EXHIBIT 99.3

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 11-K


                                  ANNUAL REPORT


                        Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 1995


                         Commission File Number 1-12342


                    AirTouch Communications Retirement Plan


                          AirTouch Communications, Inc.
                              One California Street
                             San Francisco, CA 94111

                               TABLE OF CONTENTS
                                  DESCRIPTION


 ITEM                                                                                         PAGE
- -------                                                                                      ------
Item 1.  Financial Statements and Exhibits.

            (a)   Financial Statements of the Plan included herein:

                  Report of Independent Accountants - Price Waterhouse LLP                      1

                  Report of Independent Accountants - Coopers & Lybrand L.L.P.                  2

                  Financial Statements:

                       Statement of Net Assets Available for Benefits, with Fund
                       Information, at December 31, 1995.                                       3

                       Statement of Net Assets Available for Benefits, with Fund
                       Information, at December 31, 1994.                                       4

                       Statement of Changes in Net Assets Available for
                       Benefits, with Fund Information, for the year ended
                       December 31, 1995.                                                       5

                       Statement of Changes in Net Assets Available for
                       Benefits, with Fund Information, for the period from
                       April 1, 1994 (inception) through December 31, 1994.                     6

                       Notes to Financial Statements                                            7

                  Additional Information:

                       Schedule I - Item 27a - Assets Held for Investment Purposes
                       at December 31, 1995                                                    15

                       Schedule V - Item 27d - Reportable Transactions for the year
                       ended December 31, 1995                                                 16

                  Other schedules (Schedules II-IV) required by Section
                  2520.103-10 of the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA have been omitted because they are not applicable or the required information is included in the financial statements.

            (b)   Exhibits:


                       Exhibit
                       Number           Description
                       -------          -----------
                        23.1            Consent of Independent
                                        Accountants - Price Waterhouse LLP

                        23.2            Consent of Independent
                                        Accountants - Coopers & Lybrand L.L.P.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants of the AirTouch Communications Retirement Plan and AirTouch Communications, Inc. as Administrator

In our opinion, the accompanying statement of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the AirTouch Communications Retirement Plan (the Plan) at December 31, 1995, and the changes in net assets available for benefits for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in
Schedule I and Schedule V (Schedules) is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by the Employee Retirement Income Security Act of 1974 (ERISA). The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The Schedules and Fund Information have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ PRICE WATERHOUSE LLP

San Francisco, California
June 21, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Participants of the AirTouch Communications Retirement Plan and AirTouch Communications, Inc. as Administrator

We have audited the accompanying statement of net assets available for benefits with fund information of the AirTouch Communications Retirement Plan (the Plan) as of December 31, 1994, and the related statement of changes in net assets available for benefits with fund information for the period April 1, 1994 (inception) to December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1994 and the changes in net assets available for benefits for the period April 1, 1994 (inception) to December 31, 1994 in conformity with generally accepted accounting principles.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The separate fund information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The separate fund information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ COOPERS & LYBRAND L.L.P.

San Francisco, California
May 5, 1995

AIRTOUCH COMMUNICATIONS RETIREMENT PLAN

STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION
DECEMBER 31, 1995
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------


                                       AIRTOUCH  TELESIS                     MONEY                     INTEREST
                                         STOCK    STOCK   GROWTH   EQUITY   MARKET   BOND    BALANCED   INCOME
                                         FUND     FUND     FUND     FUND     FUND    FUND      FUND      FUND       TOTAL
ASSETS
Investments:
   AirTouch Communications, Inc.
     common shares                      $40,660  $        $        $        $        $       $         $          $ 40,660
   Pacific Telesis Group common
     shares                                       15,378                                                            15,378
   SIT New Beginning Growth Fund                           34,179                                                   34,179
   State Street S&P 500 Index
     Flagship Fund                                                  25,084                                          25,084
   State Street Yield Plus Fund                                               9,572                                  9,572
   State Street Bond Market Fund                                                      2,185                          2,185
   State Street Balanced Fund                                                                 14,986                14,986
   Short-term investments                   938       15               200      160      37      150       909       2,409
   Contracts with insurance companies                                                                    7,602       7,602
   INVESCO Stable Value Fund                                                                             3,347       3,347
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
     Total investments                   41,598   15,393   34,179   25,284    9,732   2,222   15,136    11,858     155,402
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
Contributions receivable,
   net of forfeitures                     1,443       40      882      588      607      93      353       174       4,180
Fund transfers receivable and other          25               478      234                        60                   797
Dividends and interest receivable                    250                                                     1         251
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
     Total assets                        43,066   15,683   35,539   26,106   10,339   2,315   15,549    12,033     160,630
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
LIABILITIES
Fund transfers payable and other                     438                        139      16                388         981
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
     Total liabilities                       --      438       --       --      139      16       --       388         981
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
NET ASSETS AVAILABLE
   FOR BENEFITS                         $43,066  $15,245  $35,539  $26,106  $10,200  $2,299  $15,549   $11,645    $159,649
                                        =======  =======  =======  =======  =======  ======  =======   =======    ========

   The accompanying notes are an integral part of these financial statements.

AIRTOUCH COMMUNICATIONS RETIREMENT PLAN

STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION
DECEMBER 31, 1994
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------


                                       AIRTOUCH  TELESIS                     MONEY                     INTEREST
                                         STOCK    STOCK   GROWTH   EQUITY   MARKET   BOND    BALANCED   INCOME
                                         FUND     FUND     FUND     FUND     FUND    FUND      FUND      FUND       TOTAL
ASSETS
Investments:
   AirTouch Communications, Inc.
     common shares                      $28,791  $        $        $        $        $       $         $          $ 28,791
   Pacific Telesis Group common
     shares                                       15,233                                                            15,233
   SIT New Beginning Growth Fund                           21,131                                                   21,131
   State Street S&P 500 Index
     Flagship Fund                                                  15,407                                          15,407
   State Street Yield Plus Fund                                              6,800                                   6,800
   State Street Bond Market Fund                                                      1,381                          1,381
   State Street Balanced Fund                                                                 10,010                10,010
   Short-term investments                     5      254       29        4     149       52       88       506       1,087
   Contracts with insurance companies                                                                   10,244      10,244
                                        -------  -------  -------  -------  ------   ------  -------   -------    --------
     Total investments                   28,796   15,487   21,160   15,411   6,949    1,433   10,098    10,750     110,084
                                        -------  -------  -------  -------  ------   ------  -------   -------    --------
Contributions receivable,
   net of forfeitures                     2,211      (63)   1,242      823   1,034      139      628        95       6,109
Fund transfers receivable and other         685                59       10                                 363       1,117
Dividends and interest receivable                    296                                                               296
                                        -------  -------  -------  -------  ------   ------  -------   -------    --------
     Total assets                        31,692   15,720   22,461   16,244   7,983    1,572   10,726    11,208     117,606
                                        -------  -------  -------  -------  ------   ------  -------   -------    --------
LIABILITIES
Fund transfers payable and other                     616                       571       31       79                 1,297
                                        -------  -------  -------  -------  ------   ------  -------   -------    --------
     Total liabilities                       --      616       --       --     571       31       79        --       1,297
                                        -------  -------  -------  -------  ------   ------  -------   -------    --------
NET ASSETS AVAILABLE
   FOR BENEFITS                         $31,692  $15,104  $22,461  $16,244  $7,412   $1,541  $10,647   $11,208    $116,309
                                        =======  =======  =======  =======  ======   ======  =======   =======    ========

   The accompanying notes are an integral part of these financial statements.

AIRTOUCH COMMUNICATIONS RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND
INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1995
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------


                                       AIRTOUCH  TELESIS                     MONEY                     INTEREST
                                         STOCK    STOCK   GROWTH   EQUITY   MARKET   BOND    BALANCED   INCOME
                                         FUND     FUND     FUND     FUND     FUND    FUND      FUND      FUND       TOTAL
ADDITIONS TO NET ASSETS:
   Dividend income                      $        $ 1,054  $        $        $        $       $         $          $  1,054
   Interest income                           17        1        5        1      549                1       787       1,361
   Net appreciation (depreciation)
     of investments                        (977)   2,345    8,129    6,391              308    2,854                19,050
   Employee contributions/
     salary deferrals                     4,581             3,130    2,147      912     335    1,642       212      12,959
   Employer contributions                 9,252      (16)   2,346    1,574    2,609     286    1,199       145      17,395
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
     Total additions                     12,873    3,384   13,610   10,113    4,070     929    5,696     1,144      51,819
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
DEDUCTIONS FROM NET ASSETS:
   Distributions to participants         (1,911)    (849)  (1,378)  (1,025)    (532)   (100)    (830)     (812)     (7,437)
   Forfeitures and other adjustments,
     net                                    700   (1,102)     (99)     (47)    (374)    (12)    (101)       (7)     (1,042)
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
     Total deductions                    (1,211)  (1,951)  (1,477)  (1,072)    (906)   (112)    (931)     (819)     (8,479)
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
   Change in net assets before
     transfers                           11,662    1,433   12,133    9,041    3,164     817    4,765       325      43,340
   Interfund transfers, net                (288)  (1,292)     945      821     (376)    (59)     137       112          --
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
   Change in net assets                  11,374      141   13,078    9,862    2,788     758    4,902       437      43,340

   Net assets available for benefits,
     December 31, 1994                   31,692   15,104   22,461   16,244    7,412   1,541   10,647    11,208     116,309
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
   Net assets available for benefits,
     December 31, 1995                  $43,066  $15,245  $35,539  $26,106  $10,200  $2,299  $15,549   $11,645    $159,649
                                        =======  =======  =======  =======  =======  ======  =======   =======    ========

   The accompanying notes are an integral part of these financial statements.

AIRTOUCH COMMUNICATIONS RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION FOR THE PERIOD APRIL 1, 1994 (INCEPTION) TO DECEMBER 31, 1994
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------


                                       AIRTOUCH  TELESIS                     MONEY                     INTEREST
                                         STOCK    STOCK   GROWTH   EQUITY   MARKET   BOND    BALANCED   INCOME
                                         FUND     FUND     FUND     FUND     FUND    FUND      FUND      FUND       TOTAL
ADDITIONS TO NET ASSETS:
   Dividend income                      $        $ 1,224  $        $        $        $       $         $          $  1,224
   Interest income                           10        4        1        1      194                1       582         793
   Net appreciation (depreciation)
     of investments                       5,132     (593)     990      739               (1)     281                 6,548
   Employee contributions/
     salary deferrals                     2,934             1,792    1,219      505     235    1,062                 7,747
   Employer contributions                 6,388             2,023    1,340    2,088     251    1,134                13,224
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
     Total additions                     14,464      635    4,806    3,299    2,787     485    2,478       582      29,536
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
DEDUCTIONS FROM NET ASSETS:
   Distributions to participants           (780)    (979)    (760)    (593)    (433)    (46)    (336)     (689)     (4,616)
   Forfeitures and other adjustments,
     net                                     67     (542)    (183)    (144)    (288)    (12)     (98)     (102)     (1,302)
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
       Total deductions                    (713)  (1,521)    (943)    (737)    (721)    (58)    (434)     (791)     (5,918)
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
   Change in net assets before
     transfers                           13,751     (886)   3,863    2,562    2,066     427    2,044      (209)     23,618
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
TRANSFERS:
   Transfer from predecessor
     plan (Note 1)                       12,746   20,218   18,601   13,451    6,196   1,332    8,027    12,120      92,691
   Interfund transfers, net               5,195   (4,228)      (3)     231     (850)   (218)     576      (703)         --
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
       Total transfers                   17,941   15,990   18,598   13,682    5,346   1,114    8,603    11,417      92,691
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
   Change in net assets                  31,692   15,104   22,461   16,244    7,412   1,541   10,647    11,208     116,309

   Net assets available for benefits,
     April 1, 1994                           --       --       --       --       --      --       --        --          --
                                        -------  -------  -------  -------  -------  ------  -------   -------    --------
   Net assets available for benefits,
     December 31, 1994                  $31,692  $15,104  $22,461  $16,244  $ 7,412  $1,541  $10,647   $11,208    $116,309
                                        =======  =======  =======  =======  =======  ======  =======   =======    ========

   The accompanying notes are an integral part of these financial statements.

AIRTOUCH COMMUNICATIONS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------


1.       DESCRIPTION OF PLAN

         Effective April 1, 1994, AirTouch Communications, Inc. (AirTouch), formerly PacTel Corporation, was spun off from Pacific Telesis Group. Effective with the spin off, AirTouch adopted the AirTouch Communications Retirement Plan (the AirTouch Plan or the Plan) which is substantially similar to the PacTel Corporation Retirement Plan (the PacTel Plan). Concurrently, Pacific Telesis Group transferred its obligations as sponsor of the PacTel Plan to AirTouch and the associated assets and liabilities were transferred to the AirTouch Plan. These financial statements reflect the activity of the AirTouch Plan commencing April 1, 1994 (inception). The Plan is a defined contribution plan covering eligible employees of AirTouch and participating subsidiary companies of AirTouch or its separate operating units participating in the Plan (Participating Entities). It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

         The following description of the AirTouch Plan provides only general information. Participants should refer to the Summary Plan Description for a more complete description of the Plan's provisions, including the income tax consequences of participation and restrictions on early withdrawals from the Plan.

         ELIGIBILITY

         An employee is eligible to participate in the Plan if he or she is an employee of a Participating Entity and has completed at least six consecutive months with at least 500 hours of service. Employees are not eligible to participate if they are (a) covered by a collective bargaining agreement that does not provide for Plan participation, (b) employed by an AirTouch company that does not participate, (c) leased employees or (d) nonresident aliens with no United States source income.

         SALARY DEFERRALS AND EMPLOYEE CONTRIBUTIONS

         A participant may elect either to contribute salary deferrals or make contributions to the Plan in the amount of any whole percentage (not to exceed 16 percent) of compensation. Contributions may be designated as before-tax deductions (Salary Deferrals) or as after-tax deductions (Employee Contributions). Any before-tax deductions reduce an employee's W-2 compensation for income tax purposes. However, they are taxable when distributed from the Plan and are subject to restrictions on in-service withdrawals. Before-tax deductions were limited to a maximum of $9,240 for 1995 and 1994. This maximum allowable limit is subject to annual revision for cost-of-living increases. Before-tax deductions do not reduce an employee's compensation for FICA withholding (i.e., Social Security benefits) and most Participating Entity benefits.

         A participant may not make more than two elections in total to either authorize, change, suspend or resume employee deductions in any calendar year, except that a participant may always elect to suspend all salary deferrals or employee contributions.

AIRTOUCH COMMUNICATIONS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------


         PARTICIPATING ENTITY CONTRIBUTIONS

         The Plan provides for four types of AirTouch contributions:

         - Basic Contributions -- Each participant will receive an allocation of Basic Contributions equal to a percentage between zero and six percent of compensation, depending on the rate selected by his or her Participating Entity.

         - Matching Contributions -- Each participant will receive an allocation of Matching Contributions equal to a percentage between zero and 100 percent of the participant's Salary Deferral and Employee Contribution, depending on the matching rate selected by his or her Participating Entity. For this purpose, monthly Salary Deferrals and Employee Contributions on behalf of each participant in excess of six percent of his or her compensation for such month shall be disregarded.

         - Variable Contributions -- If a Participating Entity elects to make a Variable Contribution for a calendar year, each participant who was employed at the end of the calendar year or who has died, attained retirement status or incurred a disability during such year will receive an allocation of Variable Contributions equal to a percentage of compensation determined by the Compensation and Personnel Committee of the Board of Directors of AirTouch. "Retirement Status" means attaining any age with 30 years of service, age 50 with 25 years of service, age 55 with 20 years of service, or age 65 with 10 years of service.

         - QNEC Contributions -- If a Participating Entity elects to make Qualified Nonelective Contributions (QNEC) to meet Internal Revenue Code nondiscrimination requirements, each non-highly compensated participant employed by that entity will receive a QNEC allocation. The allocation will be a percentage of the participant's compensation or a fixed dollar amount per eligible participant.

         INVESTMENT DIRECTIONS

         A participant's own deductions and share of AirTouch contributions are remitted to The Northern Trust Company (the Trustee) for investment under the Plan. A participant may direct the investment of his or her deductions and share of AirTouch contributions, other than Matching Contributions, in increments of ten percent in one or more of the following Investment Funds:

         -     The AirTouch Stock Fund

         - The Telesis Stock Fund (closed to new contributions and incoming transfers April 1, 1994)

         -     The Growth Fund

         -     The Equity Fund

         -     The Interest Income Fund

         -     The Money Market Fund

         -     The Bond Fund

         -     The Balanced Fund

AIRTOUCH COMMUNICATIONS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------


         Matching Contributions are invested entirely in the AirTouch Stock Fund. Effective January 1, 1995, new contributions and incoming transfers may be made to the Interest Income Fund.

         A participant may, as of the first business day of any month, change investment directions as to future deductions and allocations of AirTouch contributions and may redirect the investment of his or her total account among the eight investment funds; however, three months must pass between each such change except that a participant may transfer out of the AirTouch Stock Fund (excluding the AirTouch Match account) to available funds on a monthly basis. The election to make changes must be made at least 15 calendar days before the effective date of the change. Amounts may only be transferred in 10% increments from a fund. No amounts may be transferred from the Interest Income Fund to the Money Market Fund, Bond Fund, Telesis Stock Fund or AirTouch Stock Fund. No amounts may be transferred to the Telesis Stock Fund, and amounts attributable to the post-spin AirTouch Match (which are solely invested in the AirTouch Stock Fund), may not be transferred from the AirTouch Stock Fund.

         At spinoff, the following special one-time investment transfer options were offered:

         - a participant could elect to transfer all or a portion of his or her Telesis Stock Fund account into any fund other than the Interest Income Fund; and/or

         -     a participant could elect to:

               - transfer all or a portion from his or her AirTouch Stock Fund into any fund other than the Interest Income Fund; or

               - transfer all or a portion from any other fund (including the Interest Income Fund) to the AirTouch Stock Fund.

         The participant's interest in the investment funds is valued as of the last business day of each calendar month (Note 2).

         VESTING

         Employee contributions and QNECs are always fully vested. Other AirTouch contributions are fully vested if, before the participant terminates employment, the participant dies, becomes disabled under AirTouch's Long-Term Disability Plan, attains age 65, receives payment from AirTouch's Severance Pay Plan, or the Plan is terminated or partially terminated.

AIRTOUCH COMMUNICATIONS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------

         AirTouch contributions which do not so vest become vested and nonforfeitable pursuant to the following schedule:

                                                         PERCENTAGE
               YEARS OF SERVICE                            VESTED
               Less than 3 years                               0%
               3 years but less than 4 years                  60%
               4 years but less than 5 years                  80%
               5 years or more                               100%

         A participant receives credit for a year of service for each calendar year in which at least 1,000 hours of service are completed. AirTouch contributions which are not yet vested will be forfeited when the participant terminates employment.

         IN-SERVICE WITHDRAWALS

         While still an employee, a participant may withdraw all or part of the value of his or her Rollover Account and/or Employee Contribution Account. Additionally, a participant who is 100% vested in his or her Matching Account may withdraw all or part of such account exclusive of the amounts attributable to the post-spin AirTouch Match. Withdrawals from a participant's Rollover Account, Employee After-Tax Contributions or Matching Contributions Account may be made for any reason. Withdrawals from the participant's Salary Deferral Account may be made by participants over the age of 59 1/2 or by participants who have incurred a serious financial hardship. Other than withdrawals from the participant's Salary Deferral Account, a participant may not make more than two withdrawals in any period of 12 consecutive months. A participant who makes a withdrawal from any account other than the participant's Salary Deferral Account is not eligible to receive Matching Contributions for a six-month period, regardless of the participant's age. A participant under the age of 59 1/2 who makes a withdrawal from the participant's Salary Deferral Account is not eligible to receive Matching Contributions for a six-month period. Participants over the age of 59 1/2 who receive withdrawals from their Salary Deferral Accounts continue to be eligible to receive Matching Contributions. All withdrawals are made pro rata from the various investment types. Withdrawals made before the age of 59 1/2 may be subject to tax penalty.

         PAYMENTS ON TERMINATION OF EMPLOYMENT

         If a participant terminates employment after he or she is fully vested in all accounts, the entire amount in his or her accounts will be distributed in a single sum to the participant or, in the case of the participant's death, to the participant's beneficiary. If a participant terminates employment before he or she is fully vested in all accounts, the vested portion of such accounts will be distributed in a single sum and the nonvested portion will be forfeited.

         A participant or beneficiary may elect to receive the single sum distribution as of the close of the calendar month in which termination of employment or death occurred. If the value of the participant's account exceeds $3,500, the participant or beneficiary may elect to receive the distribution on any later date not later than the April 1 following the calendar year the participant reaches the age of 70 1/2, and a beneficiary may elect to receive the distribution on any later date not later than five years after the participant's death. However,

AIRTOUCH COMMUNICATIONS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------

         if the beneficiary is the participant's spouse, the beneficiary may elect to receive the distribution on the latest date that the participant could have elected to receive the distribution. If the value of a participant's account does not exceed $3,500, the participant or his or her beneficiary will receive the distribution as of the close of the calendar month in which termination of employment or death occurred.

         METHOD OF DISTRIBUTION AND WITHDRAWAL

         A participant's vested Plan Benefit shall be distributed in the form of a single lump sum in cash except that, if any portion of the Plan Benefit is invested in the Telesis Stock Fund or the AirTouch Stock Fund, the participant may elect to receive such Plan Benefit in whole shares of common stock held by the fund, with cash for any fractional shares.

         If a participant ceases to be an employee before becoming 100% vested in AirTouch accounts, the nonvested portion of each AirTouch account constitutes a forfeiture during the plan year in which the employment terminated. Forfeitures arising from AirTouch contributions other than the Variable Contribution are applied in the following order:

         - to restore allocations for participants improperly excluded from such allocations;

         -     to restore forfeitures for reinstated employees; and

         -     to reduce future AirTouch contributions.

         Forfeitures arising from the Variable Contribution are added to the current year's Variable Contribution.

         RESTORATION OF FORFEITED AMOUNTS

         Forfeitures will be restored to the participant's accounts if the participant is reemployed before incurring a permanent service break (five consecutive calendar years during which the participant does not complete more than 500 hours of service in each calendar year). Reinstatement is made from other forfeitures of former employees of the Participating Entity which reemployed the participant.

         BENEFICIARIES

         A participant may designate one or more beneficiaries to receive a distribution in case of his or her death.

         STATEMENTS OF ACCOUNT

         Statements of participants' accounts are prepared and distributed quarterly.

         VOTING

         A participant will have the right to instruct the Trustee how to vote the shares of AirTouch stock and Pacific Telesis Group stock allocated to the participant's account under the AirTouch Stock Fund and Telesis Stock Fund, respectively.

AIRTOUCH COMMUNICATIONS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------

         ACCEPTANCE OF TAX-FREE ROLLOVERS

         Participants or Eligible Employees may make a rollover of the taxable portion of an eligible rollover distribution from a qualified plan or IRA by contributing all or part of that portion in cash to this Plan. The rollover does not qualify for a Matching Contribution.

2.       SUMMARY OF ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The financial statements of the Plan are prepared in accordance with generally accepted accounting principles (GAAP). Accordingly, revenues are recognized when earned and expenses are recognized when incurred (accrual basis).

         Conformity with GAAP requires not only the use of the accrual basis of accounting but also the use of estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         INVESTMENTS AND INVESTMENT INCOME

         The fair value of investments is determined as follows:

         - Shares or equivalent shares in the AirTouch Stock Fund and Telesis Stock Fund are reported on the basis of the last published sales price per share at month-end as reported on the New York Stock Exchange composite tape.

         - For those investments which represent an ownership of units of investment funds held by an investment manager, the underlying investments are valued based on published sources where available or, if not available, from other sources considered reliable.

         - Short-term investments are valued by the Trustee at cost, which approximates market value.

         Contracts with insurance companies in the Interest Income Fund are reported at contract value, which is principal plus reinvested interest, less distributions. The contracts bear interest at rates from 5.39% to 8.90% and mature at various dates through 1998. The contract value of such contracts approximates market value.

         Purchases and sales of securities and units of investment funds are reflected as of the trade date.

         Dividend income is recorded on the ex-dividend date. Interest earned on investments is recorded on the accrual basis.

AIRTOUCH COMMUNICATIONS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------


         Realized gains or losses and the change in unrealized appreciation (depreciation) of the investments of the Plan are presented in the statement of changes in net assets available for benefits as net appreciation (depreciation) of investments.

         PLAN EXPENSES

         Expenses of the Plan, with the exception of the Growth Fund, are paid directly by AirTouch and, as such, are not reflected in the accounts of the Plan. However, brokerage fees, transfer taxes and other fees incident to the purchase and sale of securities are deemed part of the cost of the securities or shall be deducted from the sale proceeds, as the case may be. Fees charged by the Growth Fund are in accordance with the fund's prospectus.

         UNPAID PARTICIPANT ACCOUNTS

         At December 31, 1995 and 1994, amounts allocated to accounts of participants who have elected to withdraw from the Plan but have not been paid totaled $1,210,000 and $440,000, respectively, and are included in net assets available for benefits. These amounts are reported as a liability in the Form 5500 as required by the Department of Labor.

         RECLASSIFICATIONS

         Certain amounts in the 1994 financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not change the previously reported totals of net assets available for plan benefits or change in net assets.

3.       TAX STATUS

         AirTouch has received a favorable determination letter from the Internal Revenue Service as to the qualified status of the Plan. AirTouch is of the opinion that the Plan continues to fulfill the requirements of the Internal Revenue Code and the ERISA, and that the trust, which forms a part of the Plan, is exempt from income tax. Accordingly, no provision has been made for federal or state income taxes.

4.       SUBSEQUENT EVENT

         Effective June 1, 1996, the Plan was amended. Significant new or revised provisions of the Plan include the following:

         - An employee is eligible to participate in the Plan after three months of employment and satisfaction of all eligibility requirements. An employee is 100% vested in AirTouch contributions after completing three years of service.

         - Plan investments will be valued and participants will have the ability to change investment options on a daily basis.

AIRTOUCH COMMUNICATIONS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------


         - Participant loans are now available in the form of general purpose loans (repaid over a maximum of 4 1/2 years) and loans for the purchase of a principal residence (repaid over a maximum of ten years). Participant loans are collateralized by the participant's vested interests in the Plan and subject to approval and limitations set forth in the Plan (as amended) and the Internal Revenue Code. Interest is payable at the Prime Rate plus 1% and all principal and interest payments are applied to the participant's account.

         -     There are now thirteen investment options under the Plan.

         Participants should refer to the Retirement Plan Information packet for a more complete description of Plan provisions, as amended.

AIRTOUCH COMMUNICATIONS RETIREMENT PLAN

ITEM 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
AT DECEMBER 31, 1995
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------


                                      DESCRIPTION
IDENTITY OF ISSUE                    OF INVESTMENT                     COST      CURRENT VALUE
AirTouch Communications, Inc.*       Common Stock                    $ 36,749       $ 40,660

Pacific Telesis Group                Common Stock                      11,747         15,378

SIT New Beginning Growth Fund        Mutual Fund                       27,479         34,179

State Street S&P 500 Index
   Flagship Fund                     Collective Trust Fund             16,995         25,084

State Street Yield Plus Fund         Collective Trust Fund              9,572          9,572

State Street Bond Market Fund        Collective Trust Fund              1,848          2,185

State Street Balanced Fund           Collective Trust Fund             11,288         14,986

INVESCO Stable Value Fund            Diversified Pooled Fund            3,347          3,347

John Hancock Life Ins. Co.           GAC 6082, 6.61%,                   1,332          1,332
                                     matures 12/31/96

Metropolitan Life Ins. Co.           GA #12050, 8.9%,                   3,135          3,135
                                     matures 12/31/95

Provident Life & Accident            #627-05395, 6.44%,                 1,602          1,602
                                     matures 12/31/96 and 12/31/97

Prudential Insurance Company         GA-7756-211, 5.39%,                1,533          1,533
                                     matures 12/31/98

State Street                         Short-term Fund                       10             10

The Northern Trust Company*          Short-term Investment
                                     Fund                               2,399          2,399
                                                                     --------       --------
                                                                     $129,036       $155,402
                                                                     ========       ========

*  Party-in-interest

AIRTOUCH COMMUNICATIONS RETIREMENT PLAN

ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS(1)
FOR THE YEAR ENDED DECEMBER 31, 1995
(DOLLARS IN THOUSANDS, EXCEPT PRICE DATA)
- --------------------------------------------------------------------------------

                                                                                        EXPENSE             CURRENT VALUE
                                                                                       INCURRED              OF ASSET ON
IDENTITY OF                    DESCRIPTION OF           PURCHASE    SELLING    LEASE     WITH      COST OF   TRANSACTION   NET GAIN
PARTY INVOLVED                     ASSETS                 PRICE      PRICE    RENTAL  TRANSACTION   ASSET       DATE       OR (LOSS)
AirTouch Communications, Inc.  Common stock:

                               522,299 shares bought
                               in 47 transactions        $28.209*                                  $14,734    $14,734

                               16,630 shares sold in
                               5 transactions                       $29.502*              $1       $   416    $   491        $ 74

The Northern Trust Company     Collective short-term
                               investment fund:

                               388 purchases             $ 1.00                                    $28,625    $28,625

                               434 sales                            $ 1.00                         $27,849    $27,849

SIT New Beginning Growth Fund  Mutual fund:

                               686,421 shares bought
                               in 23 transactions        $13.013*                                  $ 8,933    $ 8,933

                               34,626 shares sold in
                               12 transactions                      $14.721*                       $   372    $   510        $138

*    Average price per share

(1) Transactions during the year ended December 31, 1995 in excess of 5% of the current value of Plan assets at January 1, 1995 as defined in Section 2520.103-6 of the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA.

Pursuant to the requirements of the Securities Exchange Act of 1934, the administrator has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AirTouch Communications
                                          Retirement Plan

                                          By:  AirTouch Communications, Inc.
                                               (Plan Administrator)

                                          By:  /s/ Mohan S. Gyani
                                               ----------------------------
                                               Mohan S. Gyani
                                               Executive Vice President and
                                               Chief Financial Officer

Date:    June 28, 1996

                                            Exhibit Index

         Exhibit
         Number                     Description
         -------                    --------------
          23.1                      Consent of Independent
                                    Accountants - Price Waterhouse LLP

          23.2                      Consent of Independent
                                    Accountants - Coopers & Lybrand L.L.P.

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-57083) of AirTouch Communications, Inc. of our report dated June 21, 1996 appearing on page 1 of the Annual Report of the AirTouch Communications Retirement Plan on Form 11-K for the year ended December 31, 1995.

/s/ PRICE WATERHOUSE LLP

San Francisco, California
June 27, 1996

                                                                    EXHIBIT 23.2

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-57083) of AirTouch Communications, Inc. of our report dated May 5, 1995 on our audit of the financial statements of the AirTouch Communications Retirement Plan as of December 31, 1994 and for the period April 1, 1994 (inception) to December 31, 1994, filed as part of the Annual Report on Form 11-K for the year ended December 31, 1995.

/s/ COOPERS & LYBRAND L.L.P.

San Francisco, California
June 27, 1996