Form 10-Q
period 1996-06-30
AIRTOUCH COMMUNICATIONS INC
filed 1996-08-12
CIK 904255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1996

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

                                  YES /x/ NO / /

At July 31, 1996, 499,667,954 shares of common stock were outstanding.

                          AIRTOUCH COMMUNICATIONS, INC.

                          INDEX TO REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996

                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

                  Consolidated Statements of Income..................................................    3

                  Consolidated Balance Sheets........................................................    4

                  Consolidated Statements of Cash Flows..............................................    5

                  Notes to Consolidated Financial Statements.........................................    6

                  Selected Proportionate Operating Data .............................................   10


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS....................................................   11

              REPORT OF INDEPENDENT ACCOUNTANTS......................................................   23


                          PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS......................................................................   24

ITEM 2.       CHANGES IN SECURITIES..................................................................   24

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................   24

ITEM 5.       OTHER INFORMATION......................................................................   24

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.......................................................   27

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Statements
of Income

AirTouch Communications, Inc. and Subsidiaries

=============================================================================================================================
                                                                      (Unaudited)                         (Unaudited)
                                                                   Three months ended                   Six months ended
                                                                        June 30                             June 30
                                                         --------------------------------------------------------------------
(Dollars in millions, except per share amounts)                 1996               1995               1996               1995
- -----------------------------------------------------------------------------------------------------------------------------
Operating revenues (a)                                   $     481.3        $     403.4        $     930.2        $     777.3
- -----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Cost of revenues (a)                                       102.6               89.0              205.6              172.4
    Selling and customer operations expenses                   153.1              139.3              291.4              247.8
    General, administrative, and other expenses                 94.6               89.6              187.9              167.7
    Depreciation and amortization expenses                      68.1               50.9              133.1              100.8
- -----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                       418.4              368.8              818.0              688.7
- -----------------------------------------------------------------------------------------------------------------------------
Operating income                                                62.9               34.6              112.2               88.6
Equity in net income (loss) of unconsolidated
  wireless systems:
      Domestic                                                  58.5               43.4              114.6               78.8
      International                                             (9.4)              (4.9)             (16.5)             (11.3)
Minority interests in net (income) loss of
    consolidated wireless systems                              (25.8)              (4.7)             (34.3)             (13.6)
Interest:
    Expense                                                     (8.6)              (0.5)             (17.0)              (4.4)
    Income                                                       1.8               11.0                6.3               23.1
Foreign exchange gain (loss)                                     0.7               (0.6)               2.4               (8.4)
Miscellaneous income (expense)                                   2.9                0.3                8.9               (0.4)
- -----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                      83.0               78.6              176.6              152.4
Income taxes                                                    21.8               39.9               63.2               78.4
- -----------------------------------------------------------------------------------------------------------------------------
Net income                                               $      61.2        $      38.7        $     113.4        $      74.0
=============================================================================================================================
Net income per share                                     $      0.12        $      0.08        $      0.23        $      0.15
=============================================================================================================================
Weighted average shares outstanding (in thousands)           499,323            494,588            499,080            494,338
=============================================================================================================================

(a) Presentation for 1995 has been restated to conform to current year presentation. See Note A.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

Consolidated Balance Sheets

AirTouch Communications, Inc. and Subsidiaries

==================================================================================================
                                                                          (Unaudited)
                                                                            June 30    December 31
                                                                          ------------------------
(Dollars in millions)                                                         1996            1995
- --------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                             $    7.4        $   82.9
    Accounts receivable, net of allowance for uncollectibles of
       $20.2 and $21.2, respectively                                         217.9           232.4
    Other receivables                                                         72.0           103.6
    Due from affiliates                                                       20.2            21.0
    Other current assets                                                      95.3            66.3
- --------------------------------------------------------------------------------------------------
Total current assets                                                         412.8           506.2

Property, plant, and equipment, net                                        1,371.1         1,320.2
Investments in unconsolidated wireless systems                             3,300.3         3,076.3
Intangible assets, net                                                       570.6           605.7
Deferred charges and other noncurrent assets                                 280.4           139.5
- --------------------------------------------------------------------------------------------------
Total assets                                                              $5,935.2        $5,647.9
==================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade                                              $  118.0        $  171.4
    Other current liabilities                                                392.0           316.3
- --------------------------------------------------------------------------------------------------
Total current liabilities                                                    510.0           487.7

Long-term debt                                                             1,031.8           892.4
Deferred income taxes                                                        261.0           258.6
Deferred credits                                                              74.4           106.0
- --------------------------------------------------------------------------------------------------
Total liabilities                                                          1,877.2         1,744.7
- --------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interests in consolidated wireless systems                          169.4           152.5
- --------------------------------------------------------------------------------------------------
Stockholders' equity:
    Preferred stock ($.01 par value; 50,000,000 shares authorized;
       no shares issued or outstanding)                                       --              --
    Common stock ($.01 par value; 1,100,000,000 shares authorized;
       499,393,289 shares issued and 499,270,329 shares outstanding at June 30, 1996; 498,692,430 shares issued and 498,569,470
       shares outstanding at December 31, 1995)                                5.0             5.0
    Additional paid-in capital                                             3,895.3         3,877.2
    Accumulated deficit                                                      (44.7)         (158.1)
    Cumulative translation adjustment                                         12.4            17.1
    Other                                                                     20.6             9.5
- --------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 3,888.6         3,750.7
- --------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                $5,935.2        $5,647.9
==================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements
of Cash Flows

AirTouch Communications, Inc. and Subsidiaries

============================================================================================================
                                                                                            (Unaudited)
                                                                                         Six months ended
                                                                                              June 30
                                                                                      ----------------------
(Dollars in millions)                                                                    1996           1995
- ------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                         $ 113.4        $  74.0
   Adjustments to reconcile net income for items currently
     not affecting operating cash flows:
       Depreciation, amortization, and other non cash charges                           133.1          100.9
       Equity in net income of unconsolidated wireless systems                          (98.1)         (67.5)
       Distributions received from equity investments                                    86.1           45.9
       Deferred income taxes                                                            (11.6)           7.4
       Minority interests in net income (loss) of consolidated wireless systems          34.3           13.6
       Gain on sale of assets and telecommunications interests                           (5.8)          (1.1)
       Changes in assets and liabilities:
         Accounts receivable, net                                                         4.9          (44.5)
         Other current assets and receivables                                            (9.5)          84.0
         Deferred charges and other noncurrent assets                                    24.5            3.9
         Accounts payable and other current liabilities                                (120.8)        (140.8)
         Deferred credits and other liabilities                                           6.7           13.9
- ------------------------------------------------------------------------------------------------------------
Cash flows from operating activities                                                    157.2           89.7
- ------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Investment in unconsolidated wireless systems                                       (261.5)        (428.4)
   Additions to property, plant, and equipment, net                                    (117.6)        (237.9)
   Purchase of CCI options pursuant to merger agreement                                (107.7)            --
   Proceeds from sale of property, plant, and equipment                                  10.5            5.8
   Proceeds from sale of telecommunications interests                                    19.0           (0.1)
   Maturity of held-to-maturity investments                                                --          310.1
   Maturity of available-for-sale securities                                               --           91.7
   Other investing activities                                                           (23.0)         (19.7)
- ------------------------------------------------------------------------------------------------------------
Cash flows from investing activities                                                   (480.3)        (278.5)
- ------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuing commercial paper                                               788.2             --
   Retirement of commercial paper                                                       (38.0)            --
   Proceeds from issuing long-term debt                                                 268.9            2.1
   Retirement of long-term debt                                                        (815.2)          (7.1)
   Increase (decrease) in short-term borrowings                                          42.0          (41.5)
   Distributions to minority interests in consolidated wireless systems                 (18.2)         (11.6)
   Proceeds from shares issued                                                           20.9           25.7
   Other financing activities                                                            (0.5)           8.9
- ------------------------------------------------------------------------------------------------------------
Cash flows from financing activities                                                    248.1          (23.5)
- ------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                             (0.5)           1.0
- ------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                 (75.5)        (211.3)
Beginning cash and cash equivalents                                                      82.9          429.0
- ------------------------------------------------------------------------------------------------------------
Ending cash and cash equivalents                                                      $   7.4        $ 217.7
============================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                 AirTouch Communications, Inc. And Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

A.  Basis of Presentation

AirTouch Communications, Inc., a holding company, together with its subsidiaries, unconsolidated partnerships, and joint ventures (collectively referred to herein as the "Company"), provide wireless telecommunications services in the United States, Europe, and Asia. The principal subsidiaries of AirTouch Communications, Inc. are AirTouch Cellular, AirTouch Paging, and AirTouch International. These subsidiaries principally provide cellular and paging services. The majority of the Company's revenues are provided by its domestic cellular operations.

The Consolidated Financial Statements include the accounts of the Company, its subsidiaries, and partnerships in which the Company has controlling interests. All significant intercompany balances and transactions have been eliminated.

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

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. The Company recommends that these interim financial statements be read in conjunction with the Consolidated Financial Statements presented in the Company's 1995 Annual Report on Form 10-K, as amended.

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

With respect to the unaudited consolidated financial information of the Company for the three-month and six-month periods ended June 30, 1996 and 1995 included in this Form 10-Q, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 8, 1996 appearing herein, states that they did not audit and they do not express an opinion on the unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 ("Act") for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of this Form
10-Q prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Act.

                 AirTouch Communications, Inc. And Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

B.  Significant Changes since December 31, 1995

ACCOUNTING CHANGES

Effective January 1, 1996, the Company implemented the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, the Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. The implementation of SFAS No. 121 did not have an impact on the Company's financial position or results of operations.

DEFERRED CHARGES AND OTHER NONCURRENT ASSETS

Deferred charges and other noncurrent assets have increased $140.9 million, approximately 101%, since December 31, 1995, primarily because of the Company's purchase of options representing approximately 2.4 million shares of Cellular Communications, Inc. ("CCI") stock. The January 1996 option purchase was for an aggregate consideration of approximately $107.7 million, an amount equal to the aggregate consideration paid by CCI for cancellation of its employee replacement options pursuant to the 1990 Merger Agreement (as defined below). The option purchase did not affect the Company's percentage ownership of the outstanding stock of CCI or its results of operations.

COMMERCIAL PAPER PROGRAM

In March 1996, the Company initiated a commercial paper program consisting of the sale of discounted notes that are exempt from registration under the Securities Act of 1933. The Company's Board of Directors has authorized the issuance of commercial paper in amounts necessary to finance the Company's working capital requirements, provided that the amount outstanding under the commercial paper program, together with all indebtedness incurred under the $2 billion long-term revolving credit facility, does not in aggregate exceed $2 billion. The Company obtained A-2 and P-2 prime commercial paper ratings from Standard & Poor's Corporation and Moody's Investor Service, respectively. These ratings may be revised or withdrawn by the rating agencies at any time. At June 30, 1996, borrowings of $750.2 million were payable to holders of commercial paper and were classified as long-term debt because these borrowings are supported by the Company's long-term revolving credit facility. The borrowings had an average interest rate of 5.56% as of June 30, 1996.

CCI MERGER AGREEMENT

In April 1996, the Company entered into a merger agreement (the "1996 Merger Agreement") with CCI to acquire all of CCI's capital stock that it does not already own (approximately 62%) as an alternative transaction (the "CCI Merger") to the transaction set forth in the Company's original 1990 merger agreement (the "1990 Merger Agreement") with CCI. The CCI Merger, is subject to CCI stockholder approval and certain other conditions. CCI stockholders will vote on the CCI Merger at a stockholders' meeting scheduled for August 16, 1996. If the CCI Merger is approved by the CCI stockholders, closing will occur shortly thereafter. Unless the CCI Merger is approved and completed, an appraisal process will proceed in accordance with the 1990 Merger Agreement. For a discussion of the appraisal process and the potential obligation of the Company with respect to a related "make-whole" payment, see Note E to "Notes to Consolidated Financial Statements" in the Company's 1995 Annual Report on Form 10-K, as amended. Pursuant to the 1996 Merger Agreement, 72% of the merger consideration will consist of preferred securities and 28% will consist of cash, subject to adjustment in order to maintain the tax-free nature of the transaction. As of the date of the 1996 Merger Agreement, the acquisition cost to the Company was anticipated to be approximately $1.65 billion, including the assumption of approximately $200 million in net debt. Upon consummation of the CCI Merger, AirTouch will own 100% of CCI and New Par, the equally owned joint venture between the Company and CCI that operates cellular properties in Michigan and Ohio. Accordingly, subsequent to the CCI Merger, the Company may consolidate the operating results of CCI and New Par, which are currently reported using the equity method of accounting. The transaction will be recorded using the purchase method of accounting for business combinations and is expected to materially dilute earnings for at least the next several years. For further discussion of matters related to the CCI Merger, see the Company's Registration Statement on Form S-4 (Reg. No. 333-03107). This registration statement became effective on July 17, 1996, and proxy statements were mailed to CCI stockholders beginning on July 18, 1996.

                 AirTouch Communications, Inc. And Subsidiaries

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

C.  Investments in Unconsolidated Wireless Systems

Interests owned in cellular and other telecommunications systems of unconsolidated wireless systems are as follows:

                             June 30        December 31
 (Dollars in millions)         1996             1995
- -------------------------------------------------------
Investments at equity        $3,230.1       $3,006.5
Investments at cost              70.2           69.8
- -------------------------------------------------------
                             $3,300.3       $3,076.3
=======================================================

The Company's equity in net income of significant equity investees was $96.7 million and $65.1 million for the three months ended June 30, 1996 and 1995, respectively, and $179.4 million and $111.2 million for the six months ended June 30, 1996 and 1995, respectively. The Company's equity in net income of these investees may significantly differ from its proportionate share of their reported net income in the table below primarily due to adjustments required by the equity method of accounting, including differences in recognized tax rates. Condensed operating results for the Company's significant equity investments are as follows:

                                                  Three months ended           Six months ended
                                                        June 30                     June 30
                                                --------------------------------------------------
(Dollars in millions)                               1996         1995         1996            1995
- --------------------------------------------------------------------------------------------------
Mannesmann Mobilfunk GmbH
    Operating revenues(a)                       $  656.0     $  438.0     $1,210.4        $  792.1
    Operating income                            $  195.8     $   97.2     $  343.8        $  171.7
    Net income                                  $   78.7     $   50.3     $  145.5        $   88.3
New Par
    Operating revenues(a)                       $  197.2     $  164.3     $  374.6        $  312.8
    Operating income(a)                         $   76.1     $   51.5     $  134.5        $   88.3
    Net income                                  $   76.5     $   52.6     $  135.5        $   89.8
CMT Partners
    Operating revenues(a)                       $  133.8     $  113.5     $  259.1        $  213.6
    Operating income                            $   45.2     $   36.8     $   90.9        $   69.0
    Net income                                  $   51.9     $   42.9     $  104.4        $   79.0
CCI
    Equity in net income of joint venture       $   38.5     $   26.6     $   68.3        $   45.2
    Operating income(a)                         $   37.2     $   22.4     $    3.2        $   36.6
    Net income (loss)                           $   19.6     $   12.7     $   (7.5)       $   20.0
==================================================================================================

(a)  Restated to conform to the Company's basis of presentation.

D.  Contingencies

In November 1993, four class action complaints were filed on behalf of AirTouch's cellular customers, three in Orange County Superior Court and one in the United States District Court for the Central District of California, naming, among others, the Company, and alleging certain facts, including a similarity in the pricing structures of the two defendant cellular carriers, which plaintiffs contend are circumstantial evidence that the Company, as general partner of Los Angeles SMSA Limited Partnership, and Los Angeles Cellular Telephone Company conspired to fix the prices of retail and wholesale cellular radio services in the Los Angeles market. The complaints seek damages for the class "in a sum in excess of $100,000,000." The federal suit has been dismissed and the three state cases have been consolidated for purposes of discovery. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position or results of operations.

                 AirTouch Communications, Inc. And Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

In 1994, two class action complaints were filed on behalf of AirTouch's cellular customers, one in San Diego County Superior Court and one in the United States District Court for the Southern District of California, alleging that the Company and U S WEST conspired to fix the prices of retail and wholesale cellular radio services in the San Diego market by engaging in tacit collusion by setting their initial basic rates for cellular service at nearly identical levels. Plaintiffs' expert has estimated the damages to the class at between $46.0 and $59.0 million. The state case has been stayed pending the outcome of the federal case. Discovery is taking place and a class has been agreed to for certification. In late 1995, the California Court of Appeals effectively reinstated a 1990 lawsuit filed by a U S WEST agent against U S WEST and the Company containing allegations similar to those in the other San Diego cases. The Appeals Court reversed a state trial court decision dismissing the remaining plaintiff in the original suit. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position or results of operations.

In 1994, a class action complaint was filed on behalf of AirTouch's cellular customers in San Francisco County Superior Court alleging certain facts, including a similarity in the pricing structures of the two competitors which plaintiffs contend is circumstantial evidence of an implicit conspiracy between Bay Area Cellular Telephone Company, in which the Company has an indirect interest, and GTE Mobilnet to fix the prices of retail and wholesale cellular radio services in the San Francisco Bay Area market. This action is still in the preliminary pleading phase. In 1996, an almost identical class action complaint was filed by a different plaintiff in Alameda County Superior Court. It alleges essentially the same facts as the San Francisco case alleges, but contends that the facts are circumstantial evidence of an explicit conspiracy to fix prices between the two companies. It also names as defendants the parents, former parents, partners, and predecessors in interest to Bay Area Cellular Telephone Company and GTE Mobilnet. The Company has moved to abate this complaint pending resolution of the San Francisco case. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position or results of operations.

The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these various other proceedings cannot be ascertained, management does not expect that they will have a material adverse effect on the results of operations or financial position of the Company.

In the ordinary course of business, the Company has issued letters of responsibility and letters of support for performance guarantees, refundable security deposits, and credit facilities of certain subsidiaries and affiliates providing varying degrees of recourse to the Company. At June 30, 1996, the Company's proportionate share under such arrangements was $165.4 million. The Company believes it is remote that it will be required to pay under these various arrangements.

E.  Subsequent Events

On July 16, 1996, the Company issued 7 1/8% Notes in the aggregate principle amount of $250 million and 7 1/2% Notes in the aggregate principle amount of $400 million, maturing in July 2001 and July 2006, respectively. The Notes were issued in connection with the Company's shelf Registration Statement on Form S-3 (Reg. No. 33-62787). Interest on the Notes is payable semi-annually on January 15 and July 15 commencing January 15, 1997.

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

                                                         Three months ended                Six months ended
                                                               June 30                         June 30
                                                      ------------------------------------------------------------
(Dollars in millions)                                     1996           1995(b)           1996            1995(b)
- ------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY(1)
    Total net operating revenues(a)                   $  880.4       $  625.0          $1,681.8        $1,187.8
    Total operating income                            $  151.3       $   74.6          $  264.3        $  161.0
    Total operating cash flow(2)                      $  289.3       $  177.6          $  534.1        $  359.6
- ------------------------------------------------------------------------------------------------------------------
DOMESTIC CELLULAR OPERATIONS
    Service and other revenues(a)                     $  470.5       $  378.5          $  904.6        $  722.0
    Equipment sales                                       20.7           20.9              39.4            43.7
    Cost of equipment sales                              (40.7)         (25.2)            (80.0)          (56.5)
    --------------------------------------------------------------------------------------------------------------
    Net operating revenues                               450.5          374.2             864.0           709.2
    --------------------------------------------------------------------------------------------------------------
    Cost of revenues(a)                                   51.5           48.9             100.9            92.0
    Selling and customer operations expenses             157.9          133.9             301.5           247.6
    General, administrative, and other expenses           37.8           36.1              71.6            65.0
    Depreciation and amortization expenses                60.0           45.5             118.9            90.8
    --------------------------------------------------------------------------------------------------------------
    Total costs and expenses                             307.2          264.4             592.9           495.4
    --------------------------------------------------------------------------------------------------------------
    Operating income                                  $  143.3       $  109.8          $  271.1        $  213.8
    ==============================================================================================================
    Operating cash flow(2)                            $  203.3       $  155.3          $  390.0        $  304.6
    ==============================================================================================================

(a)Presentation for 1995 has been restated to conform to current year presentation. See Note A, "Basis of Presentation," to the Consolidated Financial Statements.

(b)Certain Total Company data has been restated to include effects of the Company's interests in Italy, South Korea, and Spain.

(1)Reflects results of systems in which the Company owns an interest, multiplied by the Company's ownership interest, exclusive of cost-based investments and certain equity-based investments that are not material to the information presented.

(2)Operating cash flow is defined as operating income plus depreciation and amortization and is not the same as cash flow from operating activities in the Company's Consolidated Statements of Cash Flows. Proportionate operating cash flow represents the Company's ownership interests in the respective entities' operating cash flows. As such, proportionate operating cash flow does not represent cash available to the Company.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of AirTouch Communications, Inc., together with its subsidiaries, partnerships, and joint ventures (collectively the "Company" or "AirTouch"). This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying Notes and the Company's 1995 Annual Report on Form 10-K, as amended, including Item 1, "Business" therein.

Private Securities Litigation Reform Act Safe Harbor Statement. In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, but are not limited to: a change in economic conditions in the Company's markets which adversely affects the level of demand for wireless services; greater-than-anticipated competition resulting in price reductions, new product offerings, or higher customer acquisition costs; better-than-expected customer growth necessitating increased investment in network capacity; increased cellular fraud; the impact of new business opportunities requiring significant initial investments; the impact of deployment of new technologies on capital spending; and the risk that technologies will not be developed according to anticipated schedules or perform according to expectations. These and other risks and uncertainties related to the business are described in detail in the Company's Registration Statement on Form S-4 (Reg. No. 333-03107) under the heading "Company-Related Risks," which is incorporated by reference herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Under generally accepted accounting principles ("GAAP"), the Company reports revenues and expenses in its Consolidated Statements of Income for each subsidiary and partnership in which it has a controlling interest. The Company uses the equity method to record the operating results of entities in which the Company has significant influence, but does not have a controlling interest.

A discussion of the Company's results of operations on a proportionate basis follows the discussion of the "GAAP-Basis Results of Operations" in "Proportionate Results of Operations." Proportionate accounting is not required by GAAP or intended to replace the Consolidated Financial Statements prepared in accordance with GAAP.

BUSINESS ENVIRONMENT

CELLULAR COMMUNICATIONS, INC. ("CCI") MERGER

See Note B, "Significant Changes since December 31, 1995-CCI Merger Agreement," to the Consolidated Financial Statements for a discussion regarding the status of this acquisition.

U S WEST JOINT VENTURE

In July 1994, the Company and U S WEST, Inc. ("U S WEST") entered into an agreement to combine their domestic cellular properties into a joint venture (the "AirTouch/U S WEST joint venture") in a multi-phased transaction. During the initial phase the companies formed a jointly owned management company to serve as a single management resource and provide support services to both companies' domestic cellular operations, which remain separately owned. In May 1996, U S WEST began providing cellular services under the AirTouch brand name in the 12 states in which it operates.

The Company and U S WEST are currently seeking to obtain the regulatory and other approvals and consents necessary to enter into the second phase of the transaction, in which the companies will combine their respective domestic cellular properties in the joint venture.

Concurrent with the formation of the AirTouch/U S WEST joint venture, the companies also formed an equally owned personal communications services ("PCS") partnership (the "PCS Partnership"), which is a 50% partner in

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis

PrimeCo Personal Communications ("PrimeCo"). The Company and U S WEST plan to contribute their respective interests in the PCS Partnership to the AirTouch/U S WEST joint venture. The timing of such contribution is at U S WEST's discretion and will occur either at the closing of the second phase or a date selected by U S WEST, but no later than mid-1998. The Company anticipates that the PCS Partnership will be required to make significant capital contributions to PrimeCo for the build-out of its PCS markets and that it will continue to experience substantial operating losses associated with the start-up phase of the PCS business, which is expected to last several years. Upon contribution of the PCS Partnership to the joint venture, the Company's relative share of PCS capital investments and operating losses related to the PCS Partnership will increase from 50% to its percentage ownership of the joint venture.

The Company presently owns 70% of the management company formed in the initial phase of the transaction and would expect to own approximately 74% of the AirTouch/U S WEST joint venture upon the commencement of the second phase in the event that all of its and U S WEST's domestic cellular properties (but not their interests in the PCS Partnership) were contributed at that time. However, the actual ownership interests of the Company and U S WEST in their joint venture at the commencement of the second phase of the transaction or at any given point in time thereafter will depend, among other things, on the ability of the companies to contribute their respective domestic cellular properties, the timing of the contributions of the domestic cellular properties, the timing and value of the PCS Partnership contribution, and the status of the Company's acquisition of CCI. The Company could experience near-term earnings dilution in connection with the contribution of its and U S WEST's domestic cellular properties to the AirTouch/U S WEST joint venture. The extent of such dilution, which could be material, will depend on the relative profitability of the Company's and U S WEST's respective operations subsequent to the contributions of such operations. Also, subsequent to the closing of the second phase, the Company and U S WEST will each deconsolidate for financial reporting purposes the operations they each contribute to the joint venture, using instead the equity method of accounting to report their respective percentage interests in subsequent operating results of the joint venture. The Company cannot precisely assess the future impact of its joint venture with U S WEST on the Company's results of operations due to the uncertain timing of the second phase of the transaction and the uncertain timing of the contribution of the PCS Partnership to the joint venture. The Company anticipates that the second phase of the transaction will occur in the fourth quarter of 1996 or the first quarter of 1997. See Pro Forma Condensed Combined Financial Statements in the Company's Registration Statement on Form S-4 (Reg. No. 333-03107) for further discussion of the transaction with U S WEST.

U S WEST has the right to exchange its interest in the AirTouch/U S WEST joint venture for up to 19.9% of the Company's common stock outstanding at the time of the exchange ("Phase III"), which is exercisable after (i) the commencement of Phase II, (ii) the contribution of the PCS Partnership, and (iii) the completion of the Company's transaction with CCI have occurred. This right expires on July 25, 2004. Any such exchange would be made at a ratio reflecting the appraised private market value of U S WEST's interest in the AirTouch/U S WEST joint venture and the appraised public market value of the shares of the Company's common stock to be acquired by U S WEST in the exchange. In the event that the value of U S WEST's interest in the AirTouch/U S WEST joint venture determined by such appraisals would result in the issuance to U S WEST of more than 19.9% of the Company's then outstanding common stock, U S WEST is entitled to receive the excess in the form of non-voting preferred stock which preferred stock is redeemable at any time following issuance, at the option of U S WEST, for cash or, at the option of the Company, for the Company's common stock). The Company expects that an issuance of its shares at Phase III would result in per share earnings dilution. The Company has amended its stockholder rights agreement so that U S WEST will not be deemed to be an Acquiring Person, as defined therein, by reason of its rights in connection with the exchange.

If U S WEST exercises its right to exchange its interest in the AirTouch/U S WEST joint venture for capital stock of the Company, U S WEST will be entitled to representation on the Company's Board of Directors and will be subject to certain voting restrictions. U S WEST is subject to certain standstill restrictions with respect to the Company through July 24, 2004, unless such restrictions are earlier terminated or suspended. U S WEST is also prohibited from selling, exchanging, transferring or otherwise disposing of the Company's common stock received in Phase III (or any interest therein) prior to July 25, 1999 (except for transfers to direct or indirect wholly-owned subsidiaries of U S WEST), and thereafter is subject to certain transfer restrictions and entitled to certain registration rights.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis

CONTINGENCIES

The Company is party to various legal proceedings, including certain antitrust litigation. See Note D, "Contingencies," to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following discussions compare the results of operations for the three and six month periods ended June 30, 1996 to three and six month periods ended June 30, 1995, respectively. The operating results for these periods are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and Notes for each period discussed, as well as the information presented in the other sections of management's discussion and analysis.

CONSOLIDATED DOMESTIC AND INTERNATIONAL OPERATIONS

Consolidated operating revenues and expenses principally include domestic cellular operations in the Company's six consolidated domestic markets, domestic paging operations, and the international operations of the Company's Swedish cellular subsidiary, NordicTel Holdings A.B. ("NordicTel"). The Company's six consolidated domestic cellular markets are Los Angeles, Sacramento, Atlanta, San Diego, Wichita, and Topeka.

OPERATING REVENUES AND EXPENSES

Operating revenues primarily include cellular and paging service revenues and equipment sales. Cellular service revenues primarily consist of air time charges, access fees, and in-bound roaming charges. Paging service revenues primarily consist of paging service charges and rentals of paging units in the United States. Equipment sales consist of revenues from sales of cellular telephones and pagers. Equipment sales are not a primary part of the Company's cellular or paging businesses. Rather, the Company offers cellular and paging equipment at competitive prices, which are usually at or below cost, in order to market its cellular and paging services.

Operating expenses include: cost of revenues; cost of equipment sales; selling and customer operations expenses; general, administrative, and other expenses; and depreciation and amortization expenses. Cost of revenues primarily consists of cellular and paging network operating costs, interconnection fees accessed by local exchange carriers, and costs of roaming fraud. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the level of cellular calls and paging transmissions, consists of per-minute fees charged by local exchange carriers for cellular calls or paging transmissions originating or terminating on their networks. Selling and customer operations expenses primarily consist of compensation to sales channels; salaries, wages, and related benefits for sales and customer service personnel; and billing, advertising, and promotional expenses. General, administrative, and other expenses primarily consist of salaries, wages and related benefits for general and administrative personnel, international license application costs, bad debt, and other overhead expenses. Depreciation and amortization primarily consists of depreciation recorded for the Company's cellular and paging networks, as well as amortization of intangibles such as wireless license costs and goodwill.

                 AirTouch Communications, Inc. And Subsidiaries

                      Management's Discussion and Analysis

GAAP-BASIS CONSOLIDATED RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

============================================================================================================================
                                           For the Three Months Ended June 30          For the Six Months Ended June 30
                                         -----------------------------------------------------------------------------------
                                                                     Change                                     Change
                                                               -----------------                           -----------------
(Dollars in millions)                      1996       1995        $          %         1996       1995        $         %
- ----------------------------------------------------------------------------------------------------------------------------
Wireless services and other revenues:
  Cellular service(a)                    $373.7     $304.9     $ 68.8       22.6     $714.6     $583.3     $131.3       22.5
  Paging service                           65.7       53.6       12.1       22.6      131.7      105.1       26.6       25.3
  Other revenues                           11.7       18.9       (7.2)     (38.1)      24.6       34.9      (10.3)     (29.5)
- ----------------------------------------------------------------------------------------------------------------------------
                                          451.1      377.4       73.7       19.5      870.9      723.3      147.6       20.4
Cellular and paging equipment sales        30.2       26.0        4.2       16.2       59.3       54.0        5.3        9.8
- ----------------------------------------------------------------------------------------------------------------------------
Operating revenues                        481.3      403.4       77.9       19.3      930.2      777.3      152.9       19.7
- ----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Cost of revenues(a)                     59.0       61.2       (2.2)      (3.6)     116.2      111.5        4.7        4.2
   Cost of cellular and paging
     equipment sales                       43.6       27.8       15.8       56.8       89.4       60.9       28.5       46.8
   Selling and customer operations
     expenses                             153.1      139.3       13.8        9.9      291.4      247.8       43.6       17.6
   General, administrative, and
     other expenses                        94.6       89.6        5.0        5.6      187.9      167.7       20.2       12.0
   Depreciation and amortization
     expenses                              68.1       50.9       17.2       33.8      133.1      100.8       32.3       32.0
- ----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                  418.4      368.8       49.6       13.4      818.0      688.7      129.3       18.8
- ----------------------------------------------------------------------------------------------------------------------------
Operating income                           62.9       34.6       28.3       81.8      112.2       88.6       23.6       26.6
Equity in net income (loss) of
  unconsolidated wireless systems:
    Domestic                               58.5       43.4       15.1       34.8      114.6       78.8       35.8       45.4
    International                          (9.4)      (4.9)      (4.5)     (91.8)     (16.5)     (11.3)      (5.2)     (46.0)
Minority interests in net (income)
   loss of consolidated wireless
   systems                                (25.8)      (4.7)     (21.1)    (448.9)     (34.3)     (13.6)     (20.7)    (152.2)
Interest:
  Expense                                  (8.6)      (0.5)      (8.1)                (17.0)      (4.4)     (12.6)    (286.4)
  Income                                    1.8       11.0       (9.2)     (83.6)       6.3       23.1      (16.8)     (72.7)
Foreign exchange gain (loss)                0.7       (0.6)       1.3      216.7        2.4       (8.4)      10.8      128.6
Miscellaneous income (expense)              2.9        0.3        2.6      866.7        8.9       (0.4)       9.3
- ----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                 83.0       78.6        4.4        5.6      176.6      152.4       24.2       15.9
Income taxes                               21.8       39.9      (18.1)     (45.4)      63.2       78.4      (15.2)     (19.4)
- ----------------------------------------------------------------------------------------------------------------------------
Net income                               $ 61.2     $ 38.7     $ 22.5       58.1     $113.4     $ 74.0     $ 39.4       53.2
============================================================================================================================

(a)Presentation for 1995 has been restated to conform to the current year presentation. See Note A, "Basis of Presentation," to the Consolidated Financial Statements.

INTERNATIONAL OPERATIONS

Consolidated international results during the three and six months ended June 30, 1996 comprised 11.0% and 10.4% of operating revenues and 14.3% and 14.3% of operating expenses, respectively, as compared to 9.3% and 8.7% of operating revenues and 16.1% and 14.5% of operating expenses, respectively, during the three and six months ended June 30, 1995.

OPERATING REVENUES

The increase in cellular service revenues resulted primarily from a 34.3% increase in the Company's domestic consolidated customer base from June 30, 1995 through June 30, 1996, partially offset by a 14.3% and a 13.7% decrease in the corresponding average revenue per customer for the three and six month periods ended June 30, 1996, respectively. The Company achieved customer growth in its consolidated markets through advertising and by continuing to offer incentive programs such as waived service establishment charges, discounted monthly access fees, heavily discounted cellular handsets, free or discounted air time, and reduced or fixed rates for off-peak usage and roaming. The decline in average revenue per customer was primarily attributable to continued success in penetrating the consumer markets and to rate reductions and discounts associated with customer incentive programs.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis

Consumer usage patterns contributed to declines in average revenue per customer because consumers typically make fewer telephone calls than business customers and often place many of their calls during lower-rate, off-peak calling periods. The Company expects the shift toward consumer markets to follow industry trend and continue to result in declining average revenue per customer.

The increase in paging service revenues resulted from the acquisition of Message Center Beepers, Inc. ("Message Center") in mid-December 1995, as well as from growth in existing and start-up paging markets.

CELLULAR AND PAGING EQUIPMENT SALES AND COST OF SALES

Negative equipment margins increased from $1.8 and $6.9 million during the three and six months ended June 30, 1995, respectively, to $13.4 and $30.1 million during the three and six months ended June 30, 1996, respectively, as a result of competitive pressures which required the Company to offer new customers heavily discounted cellular equipment. The Company also experienced an increase in the level of discounted equipment offered to existing customers in connection with retention efforts. Competitive pressure to offer heavily discounted cellular equipment became substantially more significant in the Company's California markets subsequent to the lifting of California Public Utilities Commission ("CPUC") restrictions on the bundling of cellular service and equipment on April 5, 1995. Prior to the lifting of such restrictions, cellular carriers in California were prohibited from requiring customers to activate service in order to receive discounts on cellular equipment. The effects of competitive pressures and customer retention efforts were partially offset by decreases in handset prices. The Company expects cellular equipment sales to continue to generate negative margins for the foreseeable future.

OPERATING EXPENSES

Despite significant growth in the Company's consolidated markets, cost of revenues decreased during the three months ended June 30, 1996, as compared to same period during 1995, due primarily to significant reductions in domestic cellular roaming fraud, successful negotiation of reduced domestic cellular interconnection rates, and the sale of the Company's credit card verification company during the first quarter of 1996. These factors, in addition to increasing economies of scale, also contributed to a decrease in cost of revenues as a percentage of wireless service and other revenues, which decreased from 16.2% and 15.4% during the three and six months ended June 30, 1995, respectively, to 13.1% and 13.3% during the three and six months ended June 30, 1996, respectively. These benefits were partially offset by increased costs associated with domestic paging start-up markets and the acquisition of Message Center during December 1995. However, cost of revenues increased during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, due primarily to increased costs associated with the acquisition of Message Center and domestic paging start-up markets, as well as slightly higher domestic cellular interconnection costs associated with increased usage. These increases were partially offset by significant reductions in domestic cellular roaming fraud, successful negotiation of reduced domestic cellular interconnection rates, and the sale of the Company's credit card verification company during the first quarter of 1996. The Company anticipates cost of revenues to continue to decline as a percentage of operating revenues as customers are added to existing networks and additional economies of scale are achieved.

The increases in selling and customer operations expenses were partially attributable to increased selling costs associated with an 18.9% and 28.6% increase in the gross number of customers added to the Company's consolidated domestic cellular networks during the three and six months ended June 30, 1996, respectively. Increases were also attributable to costs of second quarter AirTouch national brand name advertising campaigns, increased selling costs associated with customer growth in consolidated international cellular operations, and expansion of customer operations necessary to support domestic and international cellular and paging customer growth. Despite expansion of customer operations, consolidated customer operations costs remained stable as a percentage of operating revenues. Although aggregate selling expenses increased due to strong customer growth, the average acquisition cost per gross customer added to consolidated domestic cellular networks decreased due to improved performance of lower-cost direct sales channels and to increased usage of customer incentive programs such as discounted cellular service and telephones. However, increased distribution through direct channels resulted in a shift of some customer acquisition costs from selling expenses to negative margins on cellular handsets. Including the impact of negative equipment margins, the consolidated domestic cellular average acquisition cost per gross customer added remained relatively flat during the three and six month periods ended June 30, 1996, as compared to the corresponding periods in 1995.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis

The increases in general, administrative, and other expenses during the three and six months ended June 30, 1996, as compared to the corresponding periods during 1995, were due to moderate expansion of administrative functions necessary to support cellular and paging customer growth, the addition of administrative functions associated with Message Center, the Company's share of U S WEST's costs incurred to adopt the AirTouch brand name, increases in bad debt expenses, and costs associated with deployment of a new customer support system. Increases in bad debt expenses were consistent with increases in consolidated revenues. Increases in expenses were partially offset by the absence of expenses associated with AirTouch Teletrac, which was sold early in the first quarter of 1996. As a percentage of operating revenues, general, administrative, and other expenses decreased slightly during the three and six month periods ended June 30, 1996, reflecting increasing economies of scale and other efficiencies gained through the operation of the AirTouch/U S WEST joint venture.

Despite the overall increase in cash costs, the average cash cost per customer including losses on equipment sales decreased 17.5% and 12.2% for the three and six months ended June 30, 1996, respectively, as compared to the smaller declines in average revenue per customer during the corresponding periods. Decreases in average cash cost per customer were a result of the Company's efforts to drive down cash costs faster than declines in average revenue per customer.

Increases in depreciation and amortization primarily reflect increased investment in property, plant, and equipment. The increase was also attributable to amortization of identifiable intangible assets and goodwill associated with the acquisition of Message Center during December 1995 and goodwill associated with the purchase of an additional 24% interest in CCI during October 1995. As a percentage of operating revenues, depreciation and amortization increased from approximately 13% during the three and six months ended June 30, 1995 to approximately 14% during the corresponding periods of 1996, reflecting incremental depreciation of significant capital investments incurred during 1995 and 1996 to build-out and expand wireless networks, to deploy a new customer support system, and to install new fraud prevention and detection equipment.

EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED WIRELESS SYSTEMS

Domestic. Equity earnings increased primarily as a result of growth in each of the customer bases of New Par and CMT Partners, partially offset by continuing declines in average revenue per customer. A portion of the increase also was attributable to the purchase of an additional 24% interest in CCI, the Company's 50% partner in New Par.

International. Increased losses were due primarily to continuing start-up and post-launch costs associated with cellular operations in Spain, Italy, Korea, and Poland, and continued high customer growth in Japan, substantially offset by significantly improved operating results of existing systems in Germany, Portugal, and Belgium. Increased costs incurred in start-up markets were primarily attributable to costs associated with rapid customer growth and continued network buildout. Improvements in existing cellular operations resulted from significant expansion of customer bases.

OTHER INCOME AND EXPENSES

The increase in interest expense reflects higher debt balances during the three and six months ended June 30, 1996, as compared to the same periods during 1995, partially offset by increased capitalization of interest during 1996. Similarly, the decrease in interest income reflects lower cash balances available for investment during the three and six months ended June 30, 1996, as compared to the same periods during the prior year.

The favorable variance in foreign exchange gain (loss) during the three and six months ended June 30, 1996, as compared to the corresponding periods during 1995, resulted from gains recorded on foreign currency financial instruments not qualifying for hedge accounting under GAAP. The favorable increase in miscellaneous income (expense) during the three and six months ended June 30, 1996 was attributable to the net gain on the disposition of certain international telecommunications interests recorded during the first quarter of 1996 and a gain recognized during the second quarter of 1996 on the termination for accounting purposes of certain interest rate swaps, which were redesignated.

INCOME TAXES

The effective tax rates for the three and six month periods ended June 30, 1996 and June 30, 1995 were 26.3%, 35.8%, 50.8%, and 51.4%, respectively. The effective income tax rates for the three and six months ended June 30, 1996 were lower than the prior year's effective income tax rates primarily as a result of a reduction in the valuation

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis

allowance which was recorded in the second quarter of 1996 related to the Company's consolidated international operations.

PROPORTIONATE RESULTS OF OPERATIONS

The following tables for domestic and international proportionate cellular operations are not required by GAAP or intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables are presented to provide supplemental data. Because significant assets of the Company are not consolidated, the Company believes that proportionate financial and operating data facilitates the understanding and assessment of its Consolidated Financial Statements. The following proportionate accounting tables reflect the relative weight of the Company's ownership interests in its domestic and international cellular systems. Data from certain systems is excluded because the data is not available on a timely basis and is not material to the information presented.

DOMESTIC CELLULAR PROPORTIONATE RESULTS

==========================================================================================================
                                                For the Three Months Ended June 30
                                            -------------------------------------------
                                                                                             Change
                                                                                       -------------------
OPERATING RESULTS (Dollars in millions)        1996        %(a)       1995        %(a)     $          %
- ----------------------------------------------------------------------------------------------------------
Service and other revenues(b)               $470.5       104.4      $378.5      101.1    $ 92.0      24.3
Equipment sales                               20.7         4.6        20.9        5.6      (0.2)     (1.0)
Cost of equipment sales                      (40.7)       (9.0)      (25.2)      (6.7)    (15.5)    (61.5)
- ----------------------------------------------------------------------------------------------------------
Net operating revenues                       450.5       100.0       374.2      100.0      76.3      20.4
- ----------------------------------------------------------------------------------------------------------
Cost of revenues(b)                           51.5        11.4        48.9       13.1       2.6       5.3
Selling and customer operations expenses     157.9        35.0       133.9       35.8      24.0      17.9
General, administrative, and other
  expenses                                    37.8         8.4        36.1        9.6       1.7       4.7
Depreciation and amortization expenses        60.0        13.3        45.5       12.2      14.5      31.9
- ----------------------------------------------------------------------------------------------------------
Total costs and expenses                     307.2        68.1       264.4       70.7      42.8      16.2
- ----------------------------------------------------------------------------------------------------------
Operating income                            $143.3        31.9      $109.8       29.3    $ 33.5      30.5
==========================================================================================================
Operating cash flow                         $203.3                  $155.3               $ 48.0      30.9
Operating cash flow margin(c)                 45.1%                   41.5%                           8.7
==========================================================================================================

                                                 For the Six Months Ended June 30
                                            -------------------------------------------
                                                                                              Change
                                                                                       --------------------
OPERATING RESULTS (Dollars in millions)       1996         %(a)       1995        %(a)     $          %
- -----------------------------------------------------------------------------------------------------------
Service and other revenues(b)               $904.6       104.7      $722.0      101.8    $182.6       25.3
Equipment sales                               39.4         4.6        43.7        6.2      (4.3)      (9.8)
Cost of equipment sales                      (80.0)       (9.3)      (56.5)      (8.0)    (23.5)     (41.6)
- -----------------------------------------------------------------------------------------------------------
Net operating revenues                       864.0       100.0       709.2      100.0     154.8       21.8
- -----------------------------------------------------------------------------------------------------------
Cost of revenues(b)                          100.9        11.7        92.0       13.0       8.9        9.7
Selling and customer operations expenses     301.5        34.9       247.6       34.9      53.9       21.8
General, administrative, and other
  expenses                                    71.6         8.3        65.0        9.2       6.6       10.2
Depreciation and amortization expenses       118.9        13.8        90.8       12.8      28.1       30.9
- -----------------------------------------------------------------------------------------------------------
Total costs and expenses                     592.9        68.7       495.4       69.9      97.5       19.7
- -----------------------------------------------------------------------------------------------------------
Operating income                            $271.1        31.3      $213.8       30.1    $ 57.3       26.8
===========================================================================================================
Operating cash flow                         $390.0                  $304.6               $ 85.4       28.0
Operating cash flow margin(c)                 45.1%                   42.9%                            5.1
===========================================================================================================

(a)Percentage of net operating revenues.

(b)Presentation for 1995 has been restated to conform to the current year presentation. See Note A, "Basis of Presentation," to the Consolidated Financial Statements.

(c)If net losses on equipment sales were reclassified as operating expenses, operating cash flow margins would be 43.2% and 41.0% for the three months ended June 30, 1996 and 1995, respectively, and 43.1% and 42.2% for the six months ended June 30, 1996 and 1995, respectively.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis

DOMESTIC CELLULAR PROPORTIONATE OPERATING DATA

=================================================================================================================
                                      For the Three Months Ended June 30      For the Six Months Ended June 30
                                    -----------------------------------------------------------------------------
                                                             Change                                 Change
                                                        ------------------                      -----------------
(In thousands, except per unit data)  1996      1995    Units/$      %        1996      1995    Units/$      %
- -----------------------------------------------------------------------------------------------------------------
Subscribers                          2,550     1,804       746     41.4      2,550     1,804       746     41.4
Subscriber net adds in period,
  excluding acquisitions               158       140        18     12.9        288       244        44     18.0
Monthly average revenue per unit    $   64    $   73    $   (9)   (12.3)    $   63    $   72    $   (9)   (12.5)
Monthly cash cost per unit          $   36    $   43    $   (7)   (16.3)    $   36    $   42    $   (6)   (14.3)
=================================================================================================================

ACQUISITION OF ADDITIONAL INTEREST IN CCI

In October 1995, the Company purchased an additional 24% interest in CCI, its 50% partner in New Par. Accordingly, as a result of this acquisition, the Company's proportionate share of New Par's operating results increased to reflect its additional 12% indirect interest. This increase in the Company's ownership interest in CCI and the related indirect increase in its interest in New Par were responsible for 5.8 and 5.8 percentage points of the total increase in net operating revenues and 5.4 and 5.2 percentage points of the total increase in operating expenses during the three and six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995.

SERVICE AND OTHER REVENUES

The increase in cellular service revenues resulted primarily from a 41.4% increase in the Company's domestic customer base from June 30, 1995 through June 30, 1996, partially offset by a 12.3% and a 12.5% decrease in the corresponding average revenue per customer for the three and six month periods ended June 30, 1996, respectively. The Company achieved customer growth in its domestic markets through advertising and by continuing to offer incentive programs such as waived service establishment charges, discounted monthly access fees, discounted cellular handsets, free or discounted air time, and reduced or fixed rates for off-peak usage and roaming. The decline in average revenue per customer was primarily attributable to continued success in penetrating the consumer markets and to rate reductions and discounts associated with customer incentive programs. Consumer usage patterns contributed to declines in average revenue per customer because consumers typically make fewer telephone calls than business customers and often place many of their calls during lower-rate, off-peak calling periods. The Company expects the shift toward consumer markets to follow industry trend and continue to result in declining average revenue per customer.

EQUIPMENT SALES AND COST OF SALES

Negative equipment margins increased from $4.3 and $12.8 million during the three and six months ended June 30, 1995, respectively, to $20.0 and $40.6 million during the three and six months ended June 30, 1996, respectively, as a result of competitive pressures which required the Company to offer new customers heavily discounted cellular equipment. The Company also experienced an increase in the level of discounted equipment offered to existing customers in connection with retention efforts. Competitive pressure to offer heavily discounted cellular equipment became substantially more significant in the Company's California markets, subsequent to the lifting of CPUC restrictions on the bundling of cellular service and equipment on April 5, 1995. The effects of competitive pressures and customer retention efforts were partially offset by decreases in handset prices. The Company expects cellular equipment sales to continue to generate negative margins for the foreseeable future.

OPERATING  EXPENSES

Cost of revenues increased by only 5.3% and 9.7% during the three and six months ended June 30, 1996, respectively, despite revenue increases of approximately 25% for the corresponding periods. Increases were due primarily to incremental variable interconnection costs associated with increased usage, substantially offset by significant reductions in domestic cellular roaming fraud and successful negotiation of reduced domestic cellular interconnection rates. As a percentage of wireless services and other revenues, cost of revenues decreased from 12.9% and 12.7% during the three and six months ended June 30, 1995, respectively, to 10.9% and 11.2% during the three months and six months ended June 30, 1996, respectively. The decrease in costs as a percentage of revenue was attributable to reduced roaming fraud, cost containment efforts, negotiation of reduced interconnection rates, and economies of scale. The Company anticipates cost of revenues to continue to decline as a percentage of operating revenues as customers are added to existing networks and additional economies of scale are achieved.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis

The increases in selling and customer operations expenses were partially attributable to increased selling costs associated with a 20.2% and a 27.5% increase in the gross number of customers added to the Company's domestic cellular networks during the three and six months ended June 30, 1996, respectively. Increases were also attributable to costs of second quarter AirTouch national brand name advertising campaigns, increases in bad debt expense, and expansion of customer operations necessary to support cellular customer growth. Increases in bad debt expenses were consistent with increases in revenues. Despite expansion of customer operations, domestic customer operations costs remained relatively stable as a percentage of operating revenues. Although aggregate selling expenses increased due to strong customer growth, the average acquisition cost per gross customer added to domestic cellular networks decreased due to improved performance of lower-cost direct sales channels and to increased usage of customer incentive programs such as discounted or free cellular service and telephones. However, increased distribution through direct channels resulted in a shift of some customer acquisition costs from selling expenses to negative margins on cellular handsets. Including the impact of negative equipment margins, the domestic cellular average acquisition cost per gross customer added remained relatively flat during the three and six month periods ended June 30, 1996, as compared to the corresponding periods in 1995.

The increases in general, administrative, and other expenses during the three and six months ended June 30, 1996 were due to moderate expansion of administrative functions necessary to support customer growth in domestic markets, the Company's share of U S WEST's costs incurred to adopt the AirTouch brand name, and costs associated with deployment of a new customer support system. Despite the Company's share of U S WEST's advertising costs and system deployment costs, general, administrative, and other expenses decreased as a percentage of net operating revenues during the three and six months ended June 30, 1996, reflecting increasing economies of scale and other efficiencies gained through the operation of the AirTouch/U S WEST joint venture.

Despite the overall increase in cash costs, the average cash cost per customer including losses on equipment sales decreased 16.3% and 14.3% for the three and six months ended June 30, 1996, respectively, as compared to the smaller declines in average revenue per customer during the corresponding periods. Decreases in average cash cost per customer were a result of the Company's efforts to drive down cash costs faster than declines in average revenue per customer.

Increases in depreciation and amortization primarily reflect increased investment in property, plant, and equipment and intangible assets associated with the Company's purchase of an additional 24% interest in CCI during October 1995. Depreciation and amortization as a percentage of net operating revenues increased from 12.2% and 12.8% during the three and six months ended June 30, 1995, respectively, to 13.3% and 13.8% during the corresponding periods of 1996, due primarily to incremental depreciation of significant capital investments incurred during 1995 and 1996 to build-out and expand wireless networks, to deploy a new customer support system, and to install new fraud prevention and detection equipment.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis

INTERNATIONAL CELLULAR PROPORTIONATE RESULTS AND OPERATING DATA

====================================================================================================================
                                               For the Three Months Ended June 30
                                            ------------------------------------------------------------------------
                                                                                                        Change
                                                                                                --------------------
OPERATING RESULTS (Dollars in millions)         1996       %(a)       1995(b)          %(a)         $            %
- --------------------------------------------------------------------------------------------------------------------
Existing operations:(c)
      Net operating revenues                $  342.9        100.0     $  180.1        100.0     $  162.8        90.4
      Operating income                      $   57.6         16.8     $   (4.1)        (2.3)    $   61.7
      Operating cash flow                   $  108.4         31.6     $   36.0         20.0     $   72.4       201.1
  Income/(loss)                             $   26.4                  $  (11.3)                 $   37.7       333.6
Start-up systems:(d)
  Income/(loss)                             $  (29.7)                 $   (4.0)                 $  (25.7)     (642.5)
Total cellular income/(loss)                $   (3.3)                 $  (15.3)                 $   12.0        78.4

OPERATING DATA (In thousands)
- --------------------------------------------------------------------------------------------------------------------
Subscribers                                    1,166                       543                       623       114.7
Subscriber net adds in period, excluding
   acquisitions                                  205                        98                       107       109.2
====================================================================================================================

                                               For the Six Months Ended June 30
                                            -------------------------------------------------------------------
                                                                                                   Change
                                                                                             ------------------
OPERATING RESULTS (Dollars in millions)         1996        %(a)       1995(b)         %(a)      $          %
- ---------------------------------------------------------------------------------------------------------------
Existing operations:(c)
      Net operating revenues                $  646.7        100.0     $  340.4        100.0  $  306.3      90.0
      Operating income                      $   83.2         12.9     $    6.3          1.9  $   76.9
      Operating cash flow                   $  184.7         28.6     $   79.9         23.5  $  104.8     131.2
  Income/(loss)                             $   31.1                  $  (12.7)              $   43.8     344.9
Start-up systems:(d)
  Income/(loss)                             $  (49.4)                 $  (14.2)              $  (35.2)   (247.9)
Total cellular income/(loss)                $  (18.3)                 $  (26.9)              $    8.6      32.0

OPERATING DATA (In thousands)
- ---------------------------------------------------------------------------------------------------------------
Subscribers                                    1,166                       543                    623     114.7
Subscriber net adds in period, excluding
   acquisitions                                  363                       154                    209     135.7
===============================================================================================================

(a)Percentage of net operating revenues.

(b)Certain data has been restated to include effects of the Company's interests in Italy, South Korea, and Spain.

(c)Effective January 1, 1996, existing operations represent the Company's share of income or loss (after foreign taxes where applicable) for the following international cellular systems which have provided commercial service for the full twelve months of any preceding calendar year: Germany, Portugal, Sweden, Belgium, and Japan. Prior to January 1, 1996, existing operations represented the Company's share of income or loss (after foreign taxes where applicable) for the following international cellular systems which had completed twelve months of commercial service: Germany, Portugal, Sweden, Belgium, and Japan.

(d)Effective January 1, 1996, start-up systems represent the Company's share of income or loss (after foreign taxes where applicable) for the following international cellular systems which did not provide commercial service for the full twelve months of any preceding calendar year: Italy, South Korea, Spain, India, and Poland. Prior to January 1, 1996, start-up systems represented the Company's share of income or loss (after foreign taxes where applicable) for the following international cellular systems which had not yet completed twelve months of commercial service: Italy, South Korea, and Spain.

NET OPERATING REVENUES

Existing Operations. The increase in net operating revenues resulted primarily from the 115% increase in proportionate customers as of June 30, 1996, as compared to June 30, 1995, partially offset by slight declines in average revenue per customer. The declines in average revenue per customer were due primarily to competitive pressures, continued penetration of international consumer markets, and unfavorable movements in exchange rates.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis

OPERATING INCOME

Existing Operations. The significant increases in proportionate operating income resulted from improved profitability in existing international operations. Improved profitability was primarily attributable to rapidly declining cash costs per customer, achieved as the Company's existing operations gained economies of scale.

TOTAL CELLULAR INCOME (LOSS)

Existing Operations. The improvement in income (loss) was due to improved profitability in existing international operations, which resulted primarily from the expanding customer base and economies of scale achieved as customers were added to existing networks.

Start-up Systems. The increased losses resulted primarily from post-launch costs associated with network build-out and rapid subscriber growth in Spain, Italy, and South Korea and, to a lesser extent, losses associated with start-up systems in India and Poland.

LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, and pay its current obligations. The Company requires substantial capital to operate and expand its existing wireless systems, to construct new wireless systems, and to acquire interests in existing wireless systems.

1996 CAPITAL EXPENDITURES

During the six months ended June 30, 1996, the Company incurred capital expenditures of $117.6 million for additions to property, plant, and equipment for its consolidated domestic and international cellular and paging networks, as well as other capital expenditures, primarily to increase cellular and paging network capacity and to expand customer operations functions necessary to support customer growth. The Company invested an additional $261.5 million in its unconsolidated wireless systems to fund the build-out of cellular and PCS networks. In addition, during January 1996, the Company purchased options for
2.4 million shares of stock in CCI for an aggregate cost of $107.7 million, an amount equal to the aggregate consideration paid by CCI for cancellation of its employee replacement options pursuant to the transaction set forth in the Company's original 1990 merger agreement with CCI.

FUNDING OF 1996 CAPITAL NEEDS

The Company did not generate sufficient cash from operations to meet its capital requirements during the six months ended June 30, 1996. Accordingly, in March 1996, the Company initiated a commercial paper program consisting of the sale of discounted notes that are exempt from registration under the Securities Act of 1933 (see Note B, "Significant Changes since December 31, 1995-Commercial Paper Program," to the Consolidated Financial Statements). The Company's Board of Directors authorized the issuance of commercial paper in amounts necessary to finance the Company's working capital requirements, provided that the amount outstanding under the commercial paper program, together with all indebtedness incurred under the $2 billion long-term revolving credit facility ("the Facility"), does not in the aggregate exceed $2 billion. Additional funding needs for the first six months of 1996 were satisfied primarily by proceeds from borrowings under the Facility and the commercial paper program. During the six months ended June 30, 1996, the Company raised $203.9 million in new capital consisting of the net issuance of $750.2 million in commercial paper, less the net repayment of $546.3 million on indebtedness under the Facility. In addition, the Company also received $62.9 million in proceeds from the issuance of capital stock and other short-term debt. The net proceeds from the issuance of debt and capital stock, in addition to $157.2 million in cash flows from operating activities, were used primarily to fund capital expenditures and investments in unconsolidated wireless systems.

FUTURE CAPITAL EXPENDITURES

The Company will continue to be required to make substantial expenditures in connection with its efforts to expand its wireless business. Domestic and international capital requirements for 1996 are expected to reach approximately $1 billion, excluding funding required for the acquisition of CCI.

Consolidated Expenditures. The Company plans to incur significant capital expenditures in its consolidated markets to expand its existing analog and digital networks and to construct and deploy new digital networks, including the continuing deployment of its Code Division Multiple Access ("CDMA") digital network in Los Angeles under the brand name Powerband. The Company expects its future capital expenditures for digital technology to continue to increase and, at some point, surpass its capital expenditures for analog technology. The Company anticipates that a significant portion of its future domestic network traffic will migrate to digital service as high-usage customers take

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis

advantage of enhanced digital features such as superior voice quality, longer handset battery life, improved security, and high-speed data transmission. However, both analog and digital technologies are expected to coexist for the foreseeable future due to continued demand for analog service and the fact that analog networks provide the only common roaming platform currently available throughout the United States. Management believes that a viable analog market will continue to exist for the foreseeable future to serve consumers and other customers who do not desire digital features or do not wish to purchase new digital handsets. With respect to roaming capabilities, the Company believes that a significant portion of its digital and analog customer base will continue to require access to nation wide analog networks in the United States. Accordingly, the Company plans to maintain and, as required, expand its analog networks and to offer dual-mode analog/digital phones in each of its digital markets to facilitate the greatest possible roaming capabilities for its customers.

At June 30, 1996, the Company was committed to spend approximately $50 million for the acquisition of property, plant, and equipment for its consolidated subsidiaries. In addition to these commitments, the Company plans to make additional capital expenditures of approximately $340 million during 1996 to increase the capacity of its existing domestic analog networks and to deploy digital technology. At June 30, 1996, the Company had also committed to spend approximately $16 million for the purchase of cellular handsets.

Unconsolidated Wireless Systems. As of June 30, 1996, the Company was committed to make capital contributions of approximately $60 million to its unconsolidated wireless systems. In addition to these commitments, the Company plans to make additional capital contributions of approximately $223 million during 1996 to its existing international and domestic joint ventures, including contributions to PrimeCo for the construction of its PCS networks. The majority of PrimeCo's networks are expected to be operational by the fourth quarter of 1996. The Company constantly evaluates opportunities to increase its ownership in its existing international ventures, and is currently pursuing, and has authority to consummate, a transaction to increase its indirect ownership in its Italian cellular venture, Omnitel-Pronto Italia, which, if consummated, would result in additional capital commitments.

CCI Merger. Under the 1996 Merger Agreement, AirTouch will acquire the outstanding stock of CCI in exchange for a combination of AirTouch preferred stock and cash. As of the date of the 1996 Merger Agreement, the acquisition cost to the Company was anticipated to be approximately $1.65 billion, including the assumption of approximately $200 million in net debt. Pursuant to the 1996 Merger Agreement, the merger consideration will consist of 72% in AirTouch preferred securities and 28% in cash, subject to adjustments necessary to maintain the tax-free nature of the transaction. The cash portion of the acquisition will be funded through borrowings (see "Future Capital Funding"). The balance of the CCI stock will be acquired with a combination of preferred securities ("Class B" and "Class C") registered under the Securities Act of 1933 on the Company's Registration Statement on Form S-4 (Reg. No. 333-03107), which became effective on July 17, 1996. The Class B and Class C preferred stock will bear dividends at the rate of 6.00% and 4.25% per annum, respectively.

FUTURE CAPITAL FUNDING

On July 16, 1996, the Company issued long-term debt in the form of $250 million in 7 1/8% Notes and $400 million in 7 1/2% Notes, maturing in July 2001 and July 2006, respectively. The Notes were issued pursuant to AirTouch's Registration Statement on Form S-3 (Reg. No. 33-62787), which registered $2 billion in various forms of debt and equity securities (the "Shelf"). Interest on the Notes is payable semi-annually on January 15 and July 15, both commencing in 1997.

Working capital raised by the sale of commercial paper, borrowings issued under the Facility, and debt issued pursuant to the Shelf are currently expected to be sufficient to meet the Company's cash requirements through the end of 1996. However, management anticipates that additional external financing will be necessary to fund expansion and operations beyond 1996. Accordingly, the Company will need to raise additional funds through borrowings or public or private sales of debt or equity securities. Additional funding beyond 1996 may be obtained through borrowings under the Facility; through the Company's commercial paper program; from additional securities which may be issued from time to time under the Shelf; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing. The Company believes that it will be able to access the capital markets on terms and in amounts adequate to meet its objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in quantities or on terms favorable to the Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of AirTouch Communications, Inc.:

We have reviewed the accompanying Consolidated Balance Sheets of AirTouch Communications, Inc. and subsidiaries ("Company") as of June 30, 1996 and 1995 and the related Consolidated Statements of Income and of Cash Flows for the three-month and six-month periods then ended. These Consolidated Financial Statements are the responsibility of the Company's management.

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

Our review was made for the purpose of expressing limited assurance on the Consolidated Financial Statements taken as a whole. The Selected Proportionate Operating Data ("Proportionate Data") for the three-month and six-month periods ended June 30, 1996 and 1995 appearing on page 10 is presented for additional analysis and is not a required part of the basic financial statements. As discussed on page 10, the Proportionate Data has been prepared by the Company to present financial information that, in the opinion of management, is not provided by financial statements prepared in conformity with generally accepted accounting principles. Such Proportionate Data, prepared on the basis of presentation described on page 10, has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements. Based on our review, we are not aware of any material modifications that should be made to such information in relation to the basic Consolidated Financial Statements taken as a whole.

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

/s/  Price Waterhouse LLP

San Francisco, California
August 8, 1996

                          PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Footnote D, "Contingencies", in the Notes to Consolidated Financial Statements.

ITEM 2.    CHANGES IN SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 1996, the Company held its Annual Meeting of Stockholders. Two matters were considered and the results are as follows:

       -Proposal 1 to elect three directors, constituting Class II of the Company's Board of Directors, to serve a three-year term: 410,986,071 shares voted for Carol A. Bartz, and 6,196,071 shares withheld; 410,221,602 shares voted for C. Lee Cox and 6,960,540 shares withheld; 410,230,683 shares voted for Paul Hazen and 6,951,459 shares withheld.

       -Proposal 2 to ratify the appointment of Price Waterhouse LLP as the Company's independent accountants for 1996: 413,763,360 shares voted for this proposal, 1,654,973 shares voted against, and 1,763,809 shares abstained.

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

Selected Proportionate Operating Data(1)

TOTAL COMPANY
=========================================================================================
                                                Three months ended      Six months ended
                                                      June 30                June 30
                                                -----------------------------------------
OPERATING RESULTS (Dollars in  millions)           1996       1995        1996    1995(B)
- -----------------------------------------------------------------------------------------
    Total net operating revenues(a)             $ 880.4    $ 625.0    $1,681.8   $1,187.8
    Total operating income                      $ 151.3    $  74.6    $  264.3   $  161.0
    Total operating cash flow(2)                $ 289.3    $ 177.6    $  534.1   $  359.6

OPERATING DATA (In thousands)
- -----------------------------------------------------------------------------------------
    Total cellular POPs(3)                      166,788    113,158     166,788    113,158
    Total cellular subscribers                    3,716      2,347       3,716      2,347
    Cellular subscribers net adds in period,
      excluding acquisitions                        363        238         651        398
    Total paging units in service                 2,631      1,891       2,631      1,891

DOMESTIC CELLULAR OPERATIONS
===================================================================================================================
                                                                 Three months ended              Six months ended
                                                                       June 30                        June 30
                                                             ------------------------------------------------------
OPERATING RESULTS (Dollars in  millions)                          1996          1995          1996           1995
- -------------------------------------------------------------------------------------------------------------------
    Service and other revenues(a)                            $   470.5      $   378.5      $   904.6      $   722.0
    Equipment sales                                               20.7           20.9           39.4           43.7
    Cost of equipment sales                                      (40.7)         (25.2)         (80.0)         (56.5)
    ---------------------------------------------------------------------------------------------------------------
    Net operating revenues                                       450.5          374.2          864.0          709.2
    ---------------------------------------------------------------------------------------------------------------
    Cost of revenues(a)                                           51.5           48.9          100.9           92.0
    Selling and customer operations expenses                     157.9          133.9          301.5          247.6
    General, administrative, and other expenses                   37.8           36.1           71.6           65.0
    Depreciation and amortization expenses                        60.0           45.5          118.9           90.8
    ---------------------------------------------------------------------------------------------------------------
    Total costs and expenses                                     307.2          264.4          592.9          495.4
    ---------------------------------------------------------------------------------------------------------------
    Operating income                                         $   143.3      $   109.8      $   271.1      $   213.8
===================================================================================================================
    Operating cash flow(2)                                   $   203.3      $   155.3      $   390.0      $   304.6
    Operating cash flow margin(c)                                 45.1%          41.5%          45.1%          42.9%
    Capital expenditures, excluding acquisitions             $    99.2      $   176.8      $   155.0      $   239.8

OPERATING DATA (In thousands, except per unit data)
- -------------------------------------------------------------------------------------------------------------------
    Total POPs(3)                                               37,798         35,390         37,798         35,390
    Subscribers                                                  2,550          1,804          2,550          1,804
    Subscriber net adds in period, excluding acquisitions          158            140            288            244
    Monthly average revenue per unit                         $      64      $      73      $      63      $      72
    Monthly cash cost per unit                               $      36      $      43      $      36      $      42
===================================================================================================================

DOMESTIC PAGING OPERATIONS(4)
=======================================================================================================
                                                     Three months ended            Six months ended
                                                           June 30                      June 30
                                                    ---------------------------------------------------
OPERATING RESULTS (Dollars in  millions)               1996          1995         1996           1995
- -------------------------------------------------------------------------------------------------------
    Service and other revenues                      $   71.6      $   53.2      $  140.6      $  104.1
    Equipment sales                                     11.9          10.6          24.8          21.9
    Cost of equipment sales                            (10.6)         (9.3)        (22.0)        (19.0)
    ---------------------------------------------------------------------------------------------------
    Net operating revenues                              72.9          54.5         143.4         107.0
    ---------------------------------------------------------------------------------------------------
    Total operating expenses before
       depreciation and amortization expenses           50.3          36.5          99.3          72.1
    Depreciation and amortization expenses              15.6          10.5          30.3          20.2
    ---------------------------------------------------------------------------------------------------
    Operating income                                $    7.0      $    7.5      $   13.8      $   14.7
=======================================================================================================
    Operating cash flow(2)                          $   22.6      $   18.0      $   44.1      $   34.9
    Operating cash flow margin                          31.0%         33.0%         30.8%         32.6%
    Capital expenditures, excluding acquisitions    $   19.5      $   14.7      $   46.7      $   28.0

OPERATING DATA (In thousands)
- -------------------------------------------------------------------------------------------------------
    Units in service                                   2,612         1,762         2,612         1,762
    Units in service net adds in period,
       excluding acquisitions                            143           128           274           237
=======================================================================================================

INTERNATIONAL OPERATIONS
==============================================================================================================
                                                             Three months ended              Six months ended
                                                                  June 30                        June 30
                                                           ---------------------------------------------------
CELLULAR OPERATING RESULTS (Dollars in  millions)             1996      1995(b)             1996      1995(b)
- --------------------------------------------------------------------------------------------------------------
    Existing operations:(5)
      Net operating revenues                               $  342.9     $ 180.1          $  646.7    $  340.4
      Operating income (loss)                              $   57.6     $ ( 4.1)         $   83.2    $    6.3
      Operating cash flow(2)                               $  108.4     $  36.0          $  184.7    $   79.9
      Income / (loss)                                      $   26.4     $( 11.3)         $   31.1    $ ( 12.7)
    Start-up systems:(6)
      Income / (loss)                                      $ ( 29.7)    $ ( 4.0)         $ ( 49.4)   $ ( 14.2)
    Total cellular income / (loss)                         $  ( 3.3)    $( 15.3)         $ ( 18.3)   $ ( 26.9)

OPERATING DATA (In thousands)
- --------------------------------------------------------------------------------------------------------------
    Cellular POPs(3)                                        114,690      64,468           114,690      64,468
    Cellular subscribers                                      1,166         543             1,166         543
    Subscriber net adds in period, excluding acquisitions       205          98               363         154
==============================================================================================================

Footnotes:

(a)Presentation for 1995 has been restated to classify roaming fraud as an operating expense in conformity with the current year presentation.

(b)Certain data has been restated to include effects of the Company's interests in Italy, South Korea, and Spain.

(c)If net losses on equipment sales were reclassified as operating expenses, operating cash flow margins would be 43.2% and 41.0% for the three months ended June 30, 1996 and 1995, respectively, and 43.1% and 42.2% for the six months ended June 30, 1996 and 1995, respectively.

(1)Reflects results, total subscribers of all cellular systems, and total units in service of all paging systems in which the Company owns an interest, multiplied by the Company's ownership interest, exclusive of cost-based investments and certain equity-based investments that are not material to the information presented.

(continued)

(2)Operating cash flow is defined as operating income plus depreciation and amortization and is not the same as cash flow from operating activities in the Company's Consolidated Statements of Cash Flows. Proportionate operating cash flow represents the Company's ownership interests in the respective entities' operating cash flows. As such, proportionate operating cash flow does not represent cash available to the Company.

(3)POPs are the estimated market population multiplied by the Company's ownership interest in a licensee operating in that market and includes markets in which the networks are under construction and the markets of certain cost-based investments not included in proportionate operating results. Total Company cellular POPs include 14,300 and 13,300 personal communications services POPs at June 30, 1996 and June 30, 1995, respectively; international cellular POPs (and therefore total Company cellular POPs) include 7,492 POPs at June 30, 1996 for Poland where the Company's consortium was awarded a national cellular license in February 1996.

(4)Domestic paging is wholly owned by the Company; therefore, proportionate information reflects 100% of the subsidiary's GAAP-basis operating results.

(5)Effective January 1, 1996, existing operations represent the Company's share of income or loss (after foreign taxes where applicable) for the following international cellular systems which have provided commercial service for the full twelve months of any preceding calendar year: Germany, Portugal, Sweden, Belgium, and Japan. Prior to January 1, 1996, existing operations represented the Company's share of income or loss (after foreign taxes where applicable) for the following international cellular systems which had completed twelve months of commercial service: Germany, Portugal, Sweden, Belgium, and Japan.

(6)Effective January 1, 1996, start-up systems represent the Company's share of income or loss (after foreign taxes where applicable) for the following international cellular systems which did not provide commercial service for the full twelve months of any preceding calendar year: Italy, South Korea, Spain, India, and Poland. Prior to January 1, 1996, start-up systems represented the Company's share of income or loss (after foreign taxes where applicable) for the following international cellular systems which had not yet completed twelve months of commercial service: Italy, South Korea, and Spain.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         Exhibits identified in parenthesis below, on file with the Commission, are incorporated by reference as exhibits hereto.

               Exhibit
               Number      Description
               -------     -----------

                  3        Amended By-laws of the Company as of June 13, 1996.

                  4.1 Indenture dated as of July 16, 1996 between the Company and The First National Bank of Chicago, as trustee.

                  4.2 First Supplemental Indenture dated as of July 16, 1996 between the Company and The First National Bank of Chicago, as trustee (Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Report: July 3, 1996, File No. 1-12342).

                  4.3 Second Supplemental Indenture dated as of July 16, 1996 between the Company and The First National Bank of Chicago, as trustee (Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Report: July 11, 1996, File No. 1-12342).

                  10.1 Agreement and Plan of Merger dated as of April 4, 1996, between the Company and Cellular
                           Communications, Inc., as amended and restated as of July 12, 1996 (Exhibit 2.1 to the Company's Registration Statement on Form S-4, No. 333-03107).

                  10.2 First Amendment to Amended and Restated Agreement of Limited Partnership of WMC Partners, L.P. as of April 16, 1996 between the Company and U S WEST New Vector Group, Inc.

                  10.3 First Amendment to Amended and Restated Agreement of Limited Partnership of PCS Nucleus, L.P. dated as of April 16, 1996 between AirTouch PCS Holdings, Inc. and U S WEST PCS Holdings, Inc.

                  10.4 First Amendment to Amended and Restated Investment Agreement dated as of April 16, 1996 between the Company and U S WEST, Inc.

                  10.5 First Amendment to Amended and Restated Agreement of Exchange dated as of April 16, 1996 between the Company and U S WEST, Inc.

                  10.6 First Amendment to Amended and Restated Trust Agreement of Exchange dated as of April 16, 1996 between the Company and U S WEST, Inc.

                  10.7 First Amendment to Arbitration Agreement dated as of April 16, 1996 between the Company and U S WEST, Inc.

                  15.1 Letter of Price Waterhouse LLP Re: Unaudited Financial Information

                  27       Financial Data Schedule

                  99       Risk Factors.

(b) Reports on Form 8-K:
         Date of Report:   April 9, 1996
             Item 5. Press Release and Item 8. Exhibit

         Date of Report:   April 26, 1996
             Item 5. Press Release

         Date of Report:   May 31, 1996
             Item 5. Press Release

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

AIRTOUCH COMMUNICATIONS, INC.

By:    /s/ Mohan S. Gyani
           --------------
          Mohan S. Gyani

          Executive Vice President and Chief Financial Officer
          (Principal Accounting and Financial Officer)

Date:  August 9, 1996

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

               Exhibits identified in parenthesis below, on file with the Commission, are incorporated by reference as exhibits hereto.



               Exhibit
               Number      Description
               -------     -----------

                  3        Amended By-laws of the Company as of June 13, 1996.

                  4.1 Indenture dated as of July 16, 1996 between the Company and The First National Bank of Chicago, as trustee.

                  4.2 First Supplemental Indenture dated as of July 16, 1996 between the Company and The First National Bank of Chicago, as trustee (Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Report: July 3, 1996, File No. 1-12342).

                  4.3 Second Supplemental Indenture dated as of July 16, 1996 between the Company and The First National Bank of Chicago, as trustee (Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Report: July 11, 1996, File No. 1-12342).

                  10.1 Agreement and Plan of Merger dated as of April 4, 1996, between the Company and Cellular
                           Communications, Inc., as amended and restated as of July 12, 1996 (Exhibit 2.1 to the Company's Registration Statement on Form S-4, No. 333-03107).

                  10.2 First Amendment to Amended and Restated Agreement of Limited Partnership of WMC Partners, L.P. as of April 16, 1996 between the Company and U S WEST New Vector Group, Inc.

                  10.3 First Amendment to Amended and Restated Agreement of Limited Partnership of PCS Nucleus, L.P. dated as of April 16, 1996 between AirTouch PCS Holdings, Inc. and U S WEST PCS Holdings, Inc.

                  10.4 First Amendment to Amended and Restated Investment Agreement dated as of April 16, 1996 between the Company and U S WEST, Inc.

                  10.5 First Amendment to Amended and Restated Agreement of Exchange dated as of April 16, 1996 between the Company and U S WEST, Inc.

                  10.6 First Amendment to Amended and Restated Trust Agreement of Exchange dated as of April 16, 1996 between the Company and U S WEST, Inc.

                  10.7 First Amendment to Arbitration Agreement dated as of April 16, 1996 between the Company and U S WEST, Inc.

                  15.1 Letter of Price Waterhouse LLP Re: Unaudited Financial Information

                  27       Financial Data Schedule

                  99       Risk Factors.