Form 10-Q
period 1996-09-30
AIRTOUCH COMMUNICATIONS INC
filed 1996-11-12
CIK 904255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

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


At October 31, 1996, 501,435,986 shares of common stock were outstanding.

                          AIRTOUCH COMMUNICATIONS, INC.

                          INDEX TO REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:
                  Consolidated Statements of Income .................................................    3

                  Consolidated Balance Sheets .......................................................    4

                  Consolidated Statements of Cash Flows .............................................    5

                  Notes to Consolidated Financial Statements ........................................    6

                  Selected Proportionate Financial Data .............................................   12

                  Selected Proportionate Operating Data .............................................   14


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ...................................................   15

              REPORT OF INDEPENDENT ACCOUNTANTS .....................................................   29


                          PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS .....................................................................   30

ITEM 2.       CHANGES IN SECURITIES .................................................................   30

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES .......................................................   30

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................   30

ITEM 5.       OTHER INFORMATION .....................................................................   30

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K ......................................................   30

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Statements
of Income

AirTouch Communications, Inc. and Subsidiaries

                                                                     (Unaudited)                      (Unaudited)
                                                                  Three months ended               Nine months ended
                                                                     September 30                     September 30
                                                             --------------------------        --------------------------
(Dollars in millions, except per share amounts)                 1996             1995            1996             1995
Operating revenues(a)                                        $  600.7         $  414.7         $1,530.9         $1,192.0
                                                             --------         --------         --------         --------
Operating expenses:
    Cost of revenues(a)                                         122.2             92.4            327.8            264.8
    Selling and customer operations expenses                    165.5            121.1            456.9            368.9
    General, administrative, and other expenses                 111.6            116.7            299.5            284.4
    Depreciation and amortization expenses                       96.2             55.0            229.3            155.8
                                                             --------         --------         --------         --------
Total operating expenses                                        495.5            385.2          1,313.5          1,073.9
                                                             --------         --------         --------         --------
Operating income                                                105.2             29.5            217.4            118.1
Equity in net income (loss) of unconsolidated
    wireless systems:
      Domestic                                                   37.3             58.2            151.9            137.0
      International                                               0.4            (13.5)           (16.1)           (24.8)
Minority interests in net (income) loss of
    consolidated wireless systems                               (20.5)           (12.6)           (54.8)           (26.2)
Interest:
    Expense                                                     (11.8)              __            (28.8)            (4.4)
    Income                                                        3.8              6.2             10.1             29.3
Foreign exchange gain (loss)                                      0.8              9.6              3.2              1.2
Miscellaneous income (expense)                                   (4.2)            (1.1)             4.7             (1.5)
                                                             --------         --------         --------         --------
Income before income taxes and preferred dividends              111.0             76.3            287.6            228.7
Income taxes                                                     52.1             29.6            115.3            108.0
                                                             --------         --------         --------         --------
Net income before preferred dividends                            58.9             46.7            172.3            120.7
Preferred dividends                                               6.7               __              6.7               __
                                                             --------         --------         --------         --------
Net income available to common stockholders                  $   52.2         $   46.7         $  165.6         $  120.7
                                                             ========         ========         ========         ========
Net income available to common stockholders-per share        $   0.10         $   0.09         $   0.33         $   0.24
                                                             ========         ========         ========         ========
Weighted average shares outstanding (in thousands)            500,183          495,094          499,447          494,590
                                                             ========         ========         ========         ========

(a) Presentation for 1995 has been restated to conform to current year presentation. See Note A.


The accompanying Notes are an integral part of the Consolidated Financial Statements.

Consolidated Balance Sheets

AirTouch Communications, Inc. and Subsidiaries
                                                                                (Unaudited)
                                                                                September 30   December 31
(Dollars in millions)                                                                1996          1995
                                                                                ------------   -----------
ASSETS
Current assets:
    Cash and cash equivalents                                                    $     11.8     $     82.9
    Accounts receivable, net of allowance for uncollectibles of
       $29.5 and $21.2, respectively                                                  344.6          232.4
    Other receivables                                                                  34.0          103.6
    Due from affiliates                                                                23.4           21.0
    Other current assets                                                              127.7           66.3
                                                                                 ----------     ----------
Total current assets                                                                  541.5          506.2
Property, plant, and equipment, net                                                 1,911.6        1,320.2
Investments in unconsolidated wireless systems                                      2,083.2        3,076.3
Intangible assets, net                                                              3,864.7          605.7
Deferred charges and other noncurrent assets                                          166.0          139.5
                                                                                 ----------     ----------
Total assets                                                                     $  8,567.0     $  5,647.9
                                                                                 ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade                                                     $    156.1     $    171.4
    Short-term borrowings                                                              71.1             __
    Current portion of long-term debt                                                  78.0           14.0
    Other current liabilities                                                         362.7          302.3
                                                                                 ----------     ----------
Total current liabilities                                                             667.9          487.7
Long-term debt                                                                      1,496.3          892.4
Deferred income taxes                                                               1,118.8          258.6
Deferred credits                                                                       93.3          106.0
                                                                                 ----------     ----------
Total liabilities                                                                   3,376.3        1,744.7
                                                                                 ----------     ----------
Commitments and contingencies
Minority interests in consolidated wireless systems                                   172.6          152.5
                                                                                 ----------     ----------
Stockholders' equity:
Preferred stock and additional paid-in capital ($.01 par value; 50,000,000 shares authorized):
   Series A: 6,000,000 shares authorized, no shares issued or outstanding                __             __
   6.00% Class B Mandatorily Convertible: 24,000,000 shares authorized,
     17,249,544 shares issued and outstanding (liquidation value of
     $500.2 million)                                                                  500.0             __
   4.25% Class C Convertible: 19,000,000 shares authorized, 11,077,761
     shares issued and outstanding (liquidation value of $553.9 million)              540.6             __
Common stock and additional paid-in capital ($.01 par value; 1,100,000,000 shares authorized; 501,302,521 shares issued and 501,179,561 shares outstanding at September 30, 1996; 498,692,430 shares issued and
   498,569,470 shares outstanding at December 31, 1995)                             3,953.8        3,882.2
Retained earnings (accumulated deficit)                                                 7.5         (158.1)
Cumulative translation adjustment                                                       8.1           17.1
Other                                                                                   8.1            9.5
                                                                                 ----------     ----------
Total stockholders' equity                                                          5,018.1        3,750.7
                                                                                 ----------     ----------
Total liabilities and stockholders' equity                                       $  8,567.0     $  5,647.9
                                                                                 ==========     ==========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements
of Cash Flows

AirTouch Communications, Inc. and Subsidiaries
                                                                                             (Unaudited)
                                                                                          Nine months ended
                                                                                             September 30
                                                                                          ------------------
(Dollars in millions)                                                                     1996          1995
                                                                                          ------------------
Cash flows from operating activities:
   Net income before preferred dividends                                               $   172.3      $  120.7
   Adjustments to reconcile net income before preferred dividends for items currently not affecting operating cash flows:
       Depreciation, amortization, and other non cash charges                              229.3         155.8
       Equity in net income of unconsolidated wireless systems                            (135.8)       (112.2)
       Distributions received from equity investments                                      181.9          64.2
       Deferred income taxes                                                                 1.4           8.7
       Minority interests in net income (loss) of consolidated wireless systems             54.8          26.2
       Gain on sale of assets and telecommunications interests                              (4.7)           __
       Changes in assets and liabilities, net of amounts acquired:
         Accounts receivable, net                                                           (4.7)        (51.2)
         Other current assets and receivables                                                5.2          95.6
         Deferred charges and other noncurrent assets                                       17.8         (22.7)
         Accounts payable and other current liabilities                                    (79.1)       (116.2)
         Deferred credits and other liabilities                                             10.6          (6.2)
                                                                                       ---------      --------
Cash flows from operating activities                                                       449.0         162.7
                                                                                       ---------      --------
Cash flows from investing activities:
   Investment in unconsolidated wireless systems                                          (413.4)       (504.9)
   Purchase of Cellular Communications, Inc., including the January 1996
     option purchase, net of cash acquired                                                (296.9)           __
   Additions to property, plant, and equipment, net                                       (201.4)       (346.7)
   Proceeds from sale of property, plant, and equipment                                     15.6            __
   Proceeds from sale of telecommunications interests                                       19.0            __
   Maturity of held-to-maturity investments                                                   __         310.1
   Maturity of available-for-sale securities                                                  __          91.7
   Other investing activities                                                              (26.7)          3.5
                                                                                       ---------      --------
Cash flows from investing activities                                                      (903.8)       (446.3)
                                                                                       ---------      --------
Cash flows from financing activities:
   Proceeds from issuing commercial paper                                                1,027.4            __
   Retirement of commercial paper                                                         (638.9)           __
   Proceeds from issuing long-term debt                                                    916.2           2.8
   Retirement of long-term debt                                                         (1,004.2)         (7.6)
   Increase (decrease) in short-term borrowings                                             69.8         (10.3)
   Distributions to minority interests in consolidated wireless systems                    (35.6)        (17.4)
   Contributions from minority interests in consolidated wireless systems                    2.5           6.2
   Proceeds from shares issued                                                              52.2          32.9
   Other financing activities                                                               (5.2)         (2.6)
                                                                                       ---------      --------
Cash flows from financing activities                                                       384.2           4.0
                                                                                       ---------      --------
Effect of exchange rate changes on cash and cash equivalents                                (0.5)          0.7
                                                                                       ---------      --------
Net change in cash and cash equivalents                                                    (71.1)       (278.9)
Beginning cash and cash equivalents                                                         82.9         429.0
                                                                                       ---------      --------
Ending cash and cash equivalents                                                       $    11.8      $  150.1
                                                                                       =========      ========

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

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. The Company recommends that these interim financial statements be read in conjunction with the Consolidated Financial Statements and accompanying Notes presented in the Company's 1995 Annual Report on Form 10-K, as amended.

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

With respect to the unaudited consolidated financial information of the Company as of and for the three-month and nine-month periods ended September 30, 1996 and 1995 included in this Form 10-Q, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 7, 1996 appearing herein, states that they did not audit and they do not express an opinion on the unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 ("Act") for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of this Form 10-Q prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Act.

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

COMMERCIAL PAPER PROGRAM
In March 1996, the Company initiated a commercial paper program consisting of the sale of discounted notes that is exempt from registration under the Act. The Company's Board of Directors has authorized the issuance of commercial paper in amounts necessary to finance the Company's working capital requirements, provided that the amount outstanding under the commercial paper program, together with all indebtedness incurred under the $2 billion long-term revolving credit facility, does not in the aggregate exceed $2 billion. The Company obtained A-2 and P-2 prime commercial paper ratings from Standard & Poor's Corporation and Moody's Investor Service, respectively. These ratings may be revised or withdrawn by the rating agencies at any time. At September 30, 1996, borrowings of $388.5 million were payable to holders of commercial paper and were classified as long-term debt because these borrowings are supported by the Company's long-term revolving credit facility. The borrowings had an average interest rate of 5.55% as of September 30, 1996.

DEBT ISSUANCE
On July 16, 1996, the Company issued $250 million in 7 1/8% Notes and $400 million in 7 1/2% Notes, maturing in July 2001 and July 2006, respectively. Interest on the Notes is payable semi-annually on January 15 and July 15 commencing January 15, 1997. The purpose of the offering was to obtain funds necessary to satisfy the cash component of the consideration for the acquisition of Cellular Communications, Inc. ("CCI"), described below, and for general corporate purposes. Pending such uses, the proceeds of the Notes were used to retire then outstanding commercial paper. The Notes were issued pursuant to the Company's shelf Registration Statement on Form S-3 (Reg. No. 33-62787).

PREFERRED STOCK ISSUANCE
In connection with the acquisition of CCI described below, the Company's Board of Directors authorized the creation of 24 million shares of 6.00% Class B Mandatorily Convertible Preferred Stock, Series 1996 (the "Class B Preferred") and 19 million shares of 4.25% Class C Convertible Preferred Stock, Series 1996 (the "Class C Preferred"). Both the Class B and Class C Preferred (the "Preferred Shares") have a par value of $0.01 per share. The description of the Preferred Shares below is a summary and is qualified in its entirety by the full text of the Certificates of Designation, Rights and Preferences for the Class B Preferred and Class C Preferred, filed as exhibits 4.4 and 4.5, respectively, to AirTouch's Registration Statement on Form S-4 (Reg. No. 333-03107).

Holders of the Preferred Shares are entitled to receive dividends in preference to and in priority over any dividends upon any shares of the Company ranking junior to the Preferred Shares as to dividends, but subject to the rights of holders of shares of the Company having a preference and a priority over the payment of dividends on the Preferred Shares. Holders of Class B Preferred are entitled to receive cumulative preferential dividends at the rate of $1.74 per share per annum, payable quarterly in arrears, and holders of Class C Preferred are entitled to receive cumulative preferential dividends at the rate of $2.125 per share per annum, also payable quarterly in arrears.

Each share of Class B Preferred mandatorily converts into Company common stock on August 16, 1999 (or earlier if the Company is a party to a merger or consolidation in which the Company is not the surviving or continuing corporation or if the Company transfers its property as an entirety or substantially as an entirety). Each share of Class B Preferred mandatorily converts into between 0.806 and one share of Company common stock, depending upon the trading price of the Company common stock at the time of conversion. Each Class B Preferred share is also convertible at the option of the holder at any time into 0.806 of a share of Company common stock. Class B

                 AirTouch Communications, Inc. And Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



Preferred shares are not redeemable by the Company. In the event of liquidation, whether voluntary or involuntary, the holders of Class B Preferred are entitled to receive a liquidation preference equal to $29.00 per share plus all accrued and unpaid dividends. The holders of Class B Preferred shares are entitled to vote on any matter coming before any meeting in which the common stockholders are entitled to vote, on the basis of four-fifths of a vote for each Class B Preferred share held.

The Class C Preferred shares will mature on August 16, 2016, and the holders will be entitled to receive cash equal to $50.00 per share plus an amount equal to all accrued and unpaid dividends. Class C Preferred shares are convertible at the option of the holder into 1.379 shares of the Company's common stock, subject to certain adjustments. The Class C Preferred is not redeemable by the Company prior to August 16, 1999, but thereafter may under certain circumstances be redeemed for cash or converted into shares of common stock at the option of the Company. Therefore, for financial reporting purposes, these shares are not considered to be mandatorily redeemable. In the event of liquidation, either voluntary or involuntary, the Class C Preferred holders are entitled to a liquidation preference equal to $50.00 per share plus accrued and unpaid dividends. The holders of Class C Preferred are not entitled to vote unless the Class C Preferred dividends are in arrears and unpaid for six quarterly dividend periods, and in certain other circumstances, in which case holders of Class C Preferred are entitled to certain rights to vote for the election of two directors.

Both the Class B Preferred and Class C Preferred are subject to certain anti-dilution adjustments. For Delaware law purposes, the stated capital attributable to the Preferred Shares is $0.01 per share.

CCI  MERGER
On August 16, 1996, pursuant to the Agreement and Plan of Merger dated as of April 5, 1996, as amended and restated as of July 12, 1996, (the "1996 Merger Agreement") the Company completed its acquisition of the approximately 63% of CCI's outstanding stock that it did not already own. Pursuant to the transaction, CCI merged into the Company's wholly-owned subsidiary, AirTouch Cellular, Inc. (the "CCI Merger"). CCI was a holding company whose primary asset was its indirect ownership interest in New Par, a joint venture with the Company that owned and operated cellular systems located principally in Michigan and Ohio. The acquisition cost to the Company was approximately $1.6 billion including liabilities less cash and cash equivalents acquired. Pursuant to the 1996 Merger Agreement, the merger consideration consisted of $1,040.3 million in AirTouch preferred securities, $393.3 million in cash, and AirTouch stock options valued at approximately $17.0 million. The cash portion of the acquisition was funded through borrowings (see "Debt Issuance" above). Preferred securities issued in connection with the acquisition consisted of 17,237,394 shares of Class B Preferred totaling $499.9 million and 11,069,958 shares of Class C Preferred totaling $540.4 million. Options to purchase CCI stock were converted into options to purchase 1,924,001 shares of Company common stock, 16,875 shares of Class B Preferred, and 10,837 shares of Class C Preferred. The Company's subsidiary, AirTouch Cellular, Inc., has succeeded to the obligations relating to CCI's $217 million Zero Coupon Convertible Subordinated Notes Due 1999 ("Zero Coupon Notes"). The Zero Coupon Notes are convertible into 2,831,850 shares of Class B Preferred and 1,818,677 shares of Class C Preferred. Holders of Zero Coupon Notes had the right to require the Company to purchase such Notes on October 7, 1996. None of the Zero Coupon Note holders elected this option. The Company is obligated to make additional payment to holders of Class B Preferred if the volume-weighted average trading price of the Class B Preferred shares falls below $28.736 per share during a specified time period. The aggregate amount of such contingent payment would be between $2.0 million and $16.85 million, depending on the market price of Class B Preferred shares. Such contingent payment may be made in cash, Class C Preferred, or Company common stock, at the Company's option. Contingent payments, if any, associated with Class B Preferred will not affect the aggregate purchase price for accounting purposes, since the contingency is based on changes in the volume-weighted average trading price of Class B Preferred.

The CCI Merger was accounted for under the purchase method of accounting. The aggregate purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the aggregate purchase price over the estimated fair values of the acquired tangible and intangible assets of $9.1 million was recorded as goodwill. A deferred income tax liability of $834.2 million was recorded in purchase accounting. The principal intangible assets include FCC licenses of $1,853.9 million and customer lists of $164.2 million. FCC licenses and goodwill are amortized over 40 years and customer lists are amortized over 5 years, both on a straight-line basis. Changes to the allocation of the aggregate purchase price may occur upon

                 AirTouch Communications, Inc. And Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



completion of the appraisal of the assets acquired. The Company does not anticipate that changes in the allocations will have a material effect on its financial position or its results of operations.

Prior to the merger, the Company owned approximately 37% of the outstanding capital stock of CCI and the Company and CCI each held a 50% interest in New Par. The Company used the equity method of accounting to report the results of both CCI and New Par prior to the merger. CCI and New Par operating results since the date of merger have been included in the Company's Consolidated Statements of Income.

The following unaudited pro forma summary presents the Company's consolidated results of operations as if the merger occurred at the beginning of the respective periods, after giving effect to certain adjustments including amortization of goodwill and other intangibles, increased interest expense from debt issued to fund the merger, deduction for preferred stock dividends, and related income tax effects. These pro forma results are not necessarily indicative of those that would have occurred had the merger taken place at the beginning of the respective periods.

                                                               Nine months ended
                                                                  September 30
(Dollars in millions, except per share amounts)                1996          1995
                                                            -----------------------
Operating revenues                                          $ 2,009.9    $  1,676.1
Net income available to common stockholders                 $   112.5    $     36.1
Net income available to common stockholders per share       $    0.23    $     0.07


C.  Investments in Unconsolidated Wireless Systems
Interests owned in unconsolidated wireless systems are as follows:

                                           September 30       December 31
(Dollars in millions)                              1996              1995
                                           ------------       -----------
Investments at equity                        $  1,951.8        $  3,006.5
Investments at cost                               131.4              69.8
                                             ----------        ----------
                                             $  2,083.2        $  3,076.3
                                             ==========        ==========

The Company's equity in net income of significant equity investees, which included CCI and New Par through August 16, 1996, was $85.7 million and $70.8 million for the three months ended September 30, 1996 and 1995, respectively, and $265.1 million and $182.0 million for the nine months ended September 30, 1996 and 1995, respectively. The Company's equity in net income of these investees differs from its proportionate share of their reported net income in the table below primarily due to adjustments required by the equity method of accounting, including differences in recognized tax rates. Condensed operating results for the Company's significant equity investments are as follows:

                                                  Three months ended             Nine months ended
                                                     September 30                   September 30
(Dollars in millions)                              1996         1995              1996        1995
                                                ---------------------          ----------------------
Mannesmann Mobilfunk GmbH
    Operating revenues(a)                       $  766.6     $  486.9           $ 1,977.0    $1,279.0
    Operating income                            $  248.8     $  100.4           $   592.6    $  272.1
    Net income                                  $  106.0     $   52.8           $   251.5    $  141.1

CMT Partners
    Operating revenues(a)                       $  138.7     $  115.6           $   397.8    $  329.2
    Operating income                            $   44.2     $   35.5           $   135.1    $  104.5
    Net income                                  $   51.3     $   42.6           $   155.7    $  121.6

(a)  Restated to conform to the Company's basis of presentation.

                 AirTouch Communications, Inc. And Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


D.  Contingencies

In November 1993, four class action complaints were filed on behalf of AirTouch's cellular customers, three in Orange County Superior Court and one in the United States District Court for the Central District of California, naming, among others, the Company, and alleging certain facts, including a similarity in the pricing structures of the two defendant cellular carriers, which plaintiffs contend are circumstantial evidence that the Company, as general partner of Los Angeles SMSA Limited Partnership, and Los Angeles Cellular Telephone Company conspired to fix the prices of retail and wholesale cellular radio services in the Los Angeles market. The complaints seek damages for the class "in a sum in excess of $100,000,000." The federal suit has been dismissed and the three state cases have been consolidated for purposes of discovery. Trial has been set for July 7, 1997. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position or results of operations.

In 1994, two class action complaints were filed on behalf of AirTouch's cellular customers, one in San Diego County Superior Court and one in the United States District Court for the Southern District of California, alleging that the Company and U S WEST conspired to fix the prices of retail and wholesale cellular radio services in the San Diego market by engaging in tacit collusion by setting their initial basic rates for cellular service at nearly identical levels. Plaintiffs' expert has estimated the damages to the class at between $46 million and $59 million. The state case has been stayed pending the outcome of the federal case. A class has been certified and the defendants motion for summary judgment is set for hearing in November 1996. In late 1995, the California Court of Appeals effectively reinstated a 1990 lawsuit filed by a U S WEST agent against U S WEST and the Company containing allegations similar to those in the other San Diego cases. The Appeals Court reversed a state trial court decision dismissing the remaining plaintiff in the original suit. Two additional cases, one in Orange County and one in San Diego, have been brought by a number of individual agents against the Company. Each contains allegations similar to those in the San Diego and Orange County price fixing cases, and also allegations of various business torts and monopolization. One case seeks damages of approximately $80 million and the other approximately $50 million. The Company is vigorously defending these suits and does not believe that these proceedings will have a material adverse effect on the Company's financial position or results of operations.

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

In the ordinary course of business, the Company has issued letters of responsibility and letters of support for performance guarantees, refundable security deposits, and credit facilities of certain subsidiaries and affiliates providing varying degrees of recourse to the Company. At September 30, 1996, the Company's proportionate share under such arrangements was $229.8 million. The Company believes it is remote that it will be required to pay under these various arrangements.

                 AirTouch Communications, Inc. And Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



E.  Subsequent Events
On October 2, 1996, the Company issued 7% Notes in the aggregate principal amount of $250 million, due October 2003. Interest on the Notes is payable semi-annually on April 1 and October 1, commencing April 1, 1997. The Company utilized the proceeds of the Notes to retire commercial paper which had been issued to meet the Company's general corporate requirements and its cash obligations in connection with the CCI Merger. The Notes were issued pursuant to the Company's shelf Registration Statement on Form S-3 (Reg. No. 33-62787).

                 AirTouch Communications, Inc. And Subsidiaries



Selected Proportionate Financial Data (UNAUDITED) (1)

                                                           Three months ended              Nine months ended
                                                              September 30                     September 30
(Dollars in millions)                                       1996      1995(b)             1996(c)         1995(b)
                                                           ------------------             -----------------------
TOTAL COMPANY(2)
    Total net operating revenues(a)                    $  1,011.6       $  672.0       $  2,693.4       $  1,859.8
    Total operating income                             $    162.3       $   65.8       $    412.0       $    226.8
    Total operating cash flow(3)                       $    327.5       $  166.5       $    847.7       $    526.1
                                                       ----------       --------       ----------       ----------
DOMESTIC CELLULAR OPERATIONS
    Service and other revenues(a)                      $    521.5       $  387.8       $  1,426.1       $  1,109.8
    Equipment sales                                          20.5           19.5             59.9             63.2
    Cost of equipment sales                                 (40.6)         (27.5)          (120.6)           (84.0)
                                                       ----------       --------       ----------       ----------
    Net operating revenues                                  501.4          379.8          1,365.4          1,089.0
                                                       ----------       --------       ----------       ----------
    Cost of revenues(a)                                      57.6           46.1            158.5            138.1
    Selling and customer operations expenses                164.2          133.1            465.7            380.7
    General, administrative, and other expenses              45.8           35.0            117.4            100.0
    Depreciation and amortization expenses                   80.1           44.9            199.0            135.7
                                                       ----------       --------       ----------       ----------
    Total costs and expenses                                347.7          259.1            940.6            754.5
                                                       ----------       --------       ----------       ----------
    Operating income                                   $    153.7       $  120.7       $    424.8       $    334.5
                                                       ==========       ========       ==========       ==========
    Operating cash flow(3)                             $    233.8       $  165.6       $    623.8       $    470.2
    Operating cash flow margin(d)                            46.6%          43.6%            45.7%            43.2%
    Capital expenditures, excluding acquisitions       $     85.1       $  115.1       $    240.1       $    354.9
                                                       ==========       ========       ==========       ==========

DOMESTIC PAGING OPERATIONS(4)
    Service and other revenues                         $     75.0       $   55.8       $    215.6       $    159.9
    Equipment sales                                          12.7           11.6             37.5             33.5
    Cost of equipment sales                                 (11.5)         (10.2)           (33.5)           (29.2)
                                                       ----------       --------       ----------       ----------
    Net operating revenues                                   76.2           57.2            219.6            164.2
                                                       ----------       --------       ----------       ----------
    Total operating expenses before
      depreciation and amortization expenses                 53.9           38.0            153.2            110.1
    Depreciation and amortization expenses                   16.5           10.9             46.8             31.1
                                                       ----------       --------       ----------       ----------
    Operating income                                   $      5.8       $    8.3       $     19.6       $     23.0
                                                       ==========       ========       ==========       ==========
    Operating cash flow(3)                             $     22.3       $   19.2       $     66.4       $     54.1
    Operating cash flow margin                               29.3%          33.6%            30.2%            32.9%
    Capital expenditures, excluding acquisitions       $     33.9       $   13.2       $     80.6       $     41.2
                                                       ==========       ========       ==========       ==========

INTERNATIONAL CELLULAR OPERATIONS
    Existing operations:(5)
      Net operating revenues                           $    407.1       $  218.8       $  1,053.8       $    559.2
      Operating income                                 $     84.8       $    4.5       $    168.0       $     10.8
      Operating cash flow(3)                           $    139.7       $   42.0       $    324.4       $    121.9
      Income/(loss)                                    $     41.0       $   (2.6)      $     72.1       $    (15.3)
    Start-up systems:(6)
      Income/(loss)                                    $    (41.9)      $  (13.9)      $    (91.3)      $    (28.1)
    Total cellular income/(loss)                       $     (0.9)      $  (16.5)      $    (19.2)      $    (43.4)
                                                       ----------       --------       ----------       ----------

                 AirTouch Communications, Inc. And Subsidiaries



Selected Proportionate Financial Data continued
Footnotes:

(a) Presentation for 1995 has been restated to classify roaming fraud as an operating expense. See Note A, "Basis of Presentation," to the Consolidated Financial Statements.

(b) Certain Total Company data has been restated to include effects of the Company's interests in Italy, South Korea, and Spain.

(c) Certain Total Company data has been restated to include effects of the Company's interest in PrimeCo Personal Communications, L.P.

(d) If net losses on equipment sales were reclassified as operating expenses, operating cash flow margins would be 44.8% and 42.7% for the three months ended September 30, 1996 and 1995, respectively, and 43.7% and 42.4% for the nine months ended September 30, 1996 and 1995, respectively.

(1) This table is not required by GAAP and is not intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. It is presented to provide supplemental data. Because significant assets of the Company are not consolidated, the Company believes that proportionate financial and operating data facilitates the understanding and assessment of its Consolidated Financial Statements. Under GAAP, the Company consolidates the entities in which it has a controlling interest and uses the equity method to account for entities over which the Company has significant influence but does not have a controlling interest. In contrast, proportionate accounting reflects the Company's relative ownership interests in operating revenues and expenses for both its consolidated and equity method entities. For example, domestic cellular proportionate results present the Company's share -- its percentage ownership -- for all significant domestic cellular operations, including those joint ventures and partnerships where the Company does not own more than 50 percent. Similarly, total proportionate results show the Company's share of all its significant worldwide operations.

(2) Reflects results of systems in which the Company owns an interest, multiplied by the Company's ownership interest, exclusive of cost-based investments and certain equity-based investments that are not material to the information presented.

(3) Operating cash flow is defined as operating income plus depreciation and amortization and is not the same as cash flow from operating activities in the Company's Consolidated Statements of Cash Flows. Proportionate operating cash flow represents the Company's ownership interests in the respective entities' operating cash flows. As such, proportionate operating cash flow does not represent cash available to the Company.

(4) Domestic Paging Operations are wholly owned by the Company; therefore, proportionate information reflects 100% of the subsidiary's GAAP-basis operating results.

(5) Effective January 1, 1996, existing operations represent the Company's share of results (after foreign taxes where applicable) for the following international cellular systems which have provided commercial service for the full twelve months of any preceding calendar year: Germany, Portugal, Sweden, Belgium, and Japan. Prior to January 1, 1996, existing operations represented the Company's share of results (after foreign taxes where applicable) for the following international cellular systems which had completed twelve months of commercial service: Germany, Portugal, Sweden, Belgium, and Japan.

(6) Effective January 1, 1996, start-up systems represent the Company's share of income or loss (after foreign taxes where applicable) for the following international cellular systems which did not provide commercial service for the full twelve months of any preceding calendar year: Italy, South Korea, Spain, India, and Poland. Prior to January 1, 1996, start-up systems represented the Company's share of income or loss (after foreign taxes where applicable) for the following international cellular systems which had not yet completed twelve months of commercial service: Italy, South Korea, Spain, and India.

                 AirTouch Communications, Inc. And Subsidiaries



Selected Proportionate Operating Data(1)

                                                                      Three months ended           Nine months ended
                                                                        September 30                  September 30
TOTAL COMPANY - OPERATING DATA (In thousands)                        1996          1995            1996          1995
                                                                     ------------------            ------------------
  Total cellular POPs(2)                                           172,024        116,560        172,024        116,560
  Total cellular subscribers                                         4,480          2,550          4,480          2,550
  Cellular subscriber net adds in period,
    excluding acquisitions                                             393            203          1,044            601
Total paging units in service                                        2,756          2,010          2,756          2,010

DOMESTIC CELLULAR OPERATIONS -
OPERATING DATA (In thousands, except per unit data)
  Total POPs(2)                                                     42,876         35,597         42,876         35,597
  Subscribers                                                        3,072          1,915          3,072          1,915
  Subscriber net adds in period, excluding acquisitions                151            111            440            355
  Monthly average revenue per unit                                $     62       $     70       $     63       $     71
  Monthly cash cost per unit                                      $     34       $     40       $     35       $     41

DOMESTIC PAGING OPERATIONS - OPERATING DATA (In thousands)(3)
  Units in service                                                   2,735          1,875          2,735          1,875
  Units in service net adds in period,
       excluding acquisitions                                          123            113            397            350

INTERNATIONAL OPERATIONS - OPERATING DATA (In thousands)
  Cellular POPs(2)                                                 114,848         67,663        114,848         67,663
  Cellular subscribers                                               1,408            635          1,408            635
  Subscriber net adds in period, excluding acquisitions                242             92            605            246

Footnotes:

(1) Reflects operating data of systems and total units in service of all paging systems in which the Company owns an interest, multiplied by the Company's ownership interest, exclusive of cost-based investments and certain equity-based investments that are not material to the information presented.

(2) POPs are the estimated market population multiplied by the Company's ownership interest in a licensee operating in that market and includes markets in which the networks are under construction and the markets of certain cost-based investments not included in proportionate operating results. Total Company cellular POPs include 14,300 and 13,300 personal communications services POPs at September 30, 1996 and September 30, 1995, respectively.

(3) Domestic Paging Operations are wholly owned by the Company; therefore, proportionate information reflects 100% of the subsidiary's GAAP-basis operating data.

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

Private Securities Litigation Reform Act Safe Harbor Statement. In addition to historical information, Management's Discussion and Analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, but are not limited to: a change in economic conditions in the Company's markets which adversely affects the level of demand for wireless services; greater-than-anticipated competition resulting in price reductions, new product offerings, or higher customer acquisition costs; better-than-expected customer growth necessitating increased investment in network capacity; increased cellular fraud; the impact of new business opportunities requiring significant initial investments; the impact of deployment of new technologies on capital spending; and the risk that technologies will not be developed according to anticipated schedules or perform according to expectations. These and other risks and uncertainties related to the business are described in detail in the Company's Annual Report on Form 10-K, as amended, under the heading "Investment Considerations," and in its quarterly reports on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Under generally accepted accounting principles ("GAAP"), the Company reports revenues and expenses in its Consolidated Statements of Income for each subsidiary and partnership in which it has a controlling interest. The Company uses the equity method to record the operating results of entities in which the Company has significant influence, but does not have a controlling interest.

A discussion of the Company's results of operations on a proportionate basis follows the discussion of the "GAAP-Basis Consolidated Results of Operations" in "Proportionate Results of Operations." Proportionate accounting is not required by GAAP or intended to replace the Consolidated Financial Statements prepared in accordance with GAAP.

BUSINESS ENVIRONMENT

CELLULAR COMMUNICATIONS, INC. ("CCI") MERGER
On August 16, 1996, AirTouch completed its acquisition of the remaining 63% of CCI's capital stock that it did not already own. As a result of the acquisition, AirTouch now owns 100% of CCI and New Par, the equally owned joint venture between the Company and CCI that operated cellular properties in Michigan and Ohio. Accordingly, the operating results of CCI and New Par are reflected in equity earnings through August 15, 1996 and in consolidated results thereafter. The transaction was recorded using the purchase method of accounting for business combinations and is expected to materially dilute earnings for at least the next several years. See "GAAP-Basis Consolidated Results of Operations" and "Proportionate Results of Operations" for further discussion of the effects of the acquisition on results of operations. The total cost of the acquisition to the Company was approximately $1.6 billion. For a detailed discussion of funding for the acquisition and the related effect on liquidity and capital resources, see "Liquidity and Capital Resources." The cellular properties formerly owned by the New Par joint venture are referred to hereafter as "New Par" in discussions related to unconsolidated wireless systems and as "the Great Lakes market" in discussions related to consolidated wireless systems. The Great Lakes market began providing services under the AirTouch Cellular brand name in October 1996. For further information related to the acquisition, see Note B, "Significant Changes since December 31, 1995-CCI Merger," to the Consolidated Financial Statements.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis


U S WEST JOINT VENTURE
In July 1994, the Company and U S WEST, Inc. ("U S WEST") entered into an agreement to combine their domestic cellular properties into a joint venture (the "AirTouch/U S WEST joint venture") in a multi-phased transaction. During the initial phase of the transaction, the companies formed a jointly owned management company to serve as a single management resource and provide support services to both companies' domestic cellular operations, which remain separately owned. In May 1996, U S WEST began providing cellular services under the AirTouch Cellular brand name in the 12 states in which it operates.

The Company and U S WEST are currently seeking to obtain the regulatory and other approvals and consents necessary to enter into the second phase of the transaction, in which the companies will combine their respective domestic cellular properties in the joint venture ("Phase II").

Concurrent with the formation of the AirTouch/U S WEST joint venture, the companies also formed an equally owned personal communications services ("PCS") partnership (the "PCS Partnership"), which is a 50% partner in PrimeCo Personal Communications L.P. ("PrimeCo"). The Company and U S WEST plan to contribute their respective interests in the PCS Partnership to the AirTouch/U S WEST joint venture. The timing of such contribution is at U S WEST's discretion and will occur either at the closing of the second phase or at a later date selected by U S WEST, but no later than mid-1998. The Company anticipates that the PCS Partnership will be required to make significant capital contributions to PrimeCo for the build-out of its PCS markets and that it will continue to experience substantial operating losses associated with the start-up phase of the PCS business, which is expected to last several years. Upon contribution of the PCS Partnership to the joint venture, the Company's relative share of PCS capital investments and operating losses related to the PCS Partnership will increase from 50% to its percentage ownership of the joint venture.

The Company presently owns 70% of the management company formed in the initial phase of the transaction and expects to own approximately 74% of the AirTouch/U S WEST joint venture upon the commencement of the second phase in the event that all of its and U S WEST's domestic cellular properties (but not their interests in the PCS Partnership) are contributed at that time. However, the actual ownership interests of the Company and U S WEST in their joint venture at the commencement of the second phase of the transaction or at any given point in time thereafter will depend, among other things, on the ability of the companies to contribute their respective domestic cellular properties, the timing of the contributions of the domestic cellular properties, and the timing and value of the PCS Partnership contribution. The Company could experience near-term earnings dilution in connection with the contribution of its and U S WEST's domestic cellular properties to the AirTouch/U S WEST joint venture. The extent of such dilution, which could be material, will depend on the relative profitability of the Company's and U S WEST's respective operations subsequent to the contributions of such operations. Also, subsequent to the closing of the second phase, the Company and U S WEST will each deconsolidate for financial reporting purposes the operations they each contribute to the joint venture, using instead the equity method of accounting to report their respective percentage interests in subsequent operating results of the joint venture. The Company cannot precisely assess the future impact of its joint venture with U S WEST on the Company's results of operations due to the uncertain timing of the second phase of the transaction and the uncertain timing of the contribution of the PCS Partnership to the joint venture. The Company originally anticipated that the second phase of the transaction would occur in the fourth quarter of 1996 or the first quarter of 1997. However, based on changes in the expected timing of various actions deemed necessary by the parties to implement Phase II, the Company anticipates that the second phase of the transaction is now likely to occur in early 1997. See Pro Forma Condensed Combined Financial Statements in the Company's Registration Statement on Form S-4 (Reg. No. 333-03107) for further discussion of the transaction with U S WEST.

U S WEST has the right to exchange its interest in the AirTouch/U S WEST joint venture for up to 19.9% of the Company's common stock outstanding at the time of the exchange ("Phase III"), which is exercisable after (i) the commencement of Phase II and (ii) the contribution of the PCS Partnership. This right expires on July 25, 2004. Any such exchange would be made at a ratio reflecting the appraised private market value of U S WEST's interest in the AirTouch/U S WEST joint venture and the appraised public market value of the shares of the Company's common stock to be acquired by U S WEST in the exchange. In the event that the value of U S WEST's interest in the AirTouch/U S WEST joint venture determined by such appraisals would result in the issuance to U S WEST of more than 19.9% of the Company's then outstanding common stock, U S WEST is entitled to receive the excess in

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis



the form of non-voting preferred stock which is redeemable at any time following issuance, at the option of U S WEST, for cash or, at the option of the Company, for the Company's common stock. The Company expects that an issuance of its shares at Phase III would result in per share earnings dilution. The Company has amended its stockholder rights agreement so that U S WEST will not be deemed to be an Acquiring Person, as defined therein, by reason of the exchange.

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

INTERNATIONAL START-UP LOSSES
Due to better than expected international cellular subscriber growth, primarily in Spain, the Company has increased its estimate of international start-up losses during 1996 from $100 million to approximately $130 million.

CONTINGENCIES
The Company is party to various legal proceedings, including certain antitrust litigation. See Note D, "Contingencies," to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following discussions compare the results of operations for the three- and nine-month periods ended September 30, 1996 to the three- and nine-month periods ended September 30, 1995, respectively. The operating results for these periods are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and Notes for each period discussed, as well as the information presented in the other sections of Management's Discussion and Analysis.

CONSOLIDATED DOMESTIC AND INTERNATIONAL OPERATIONS
Consolidated operating revenues and expenses principally include domestic cellular operations in the Company's seven consolidated domestic markets, domestic paging operations, and the international operations of the Company's Swedish cellular subsidiary, NordicTel Holdings A.B. ("NordicTel"). The Company's seven consolidated domestic cellular markets are Los Angeles, Sacramento, Atlanta, San Diego, Great Lakes, Wichita, and Topeka. Consolidation of the Company's Great Lakes market commenced on August 16, 1996 in connection with the Company's acquisition of the remaining capital stock of CCI ("See Cellular Communications, Inc. Merger").

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

Operating expenses include: cost of revenues; cost of equipment sales; selling and customer operations expenses; general, administrative, and other expenses; and depreciation and amortization expenses. However, cost of equipment sales are reported as a reduction to operating revenues for purposes of proportionate reporting. Cost of revenues primarily consists of cellular and paging network operating costs, interconnection fees assessed by local exchange carriers, and costs of cellular roaming fraud. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the level of cellular calls and paging transmissions, consists of per-minute usage fees charged by local exchange carriers for cellular calls or paging transmissions originating or terminating on their networks. Selling and customer operations expenses primarily consist of compensation to sales channels; salaries, wages, and related benefits for sales and customer service personnel; and billing, advertising, and promotional expenses. General, administrative, and other

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis



expenses primarily consist of salaries, wages and related benefits for general and administrative personnel, international license application costs, bad debt, and other overhead expenses. Depreciation and amortization primarily consists of depreciation recorded for the Company's cellular and paging networks, as well as amortization of intangibles such as wireless license costs, subscriber lists, and goodwill.

GAAP-BASIS CONSOLIDATED RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

                                                  For the Three Months                      For the Nine Months
                                                   Ended September 30                       Ended September 30
                                           ------------------------------------      ------------------------------------
                                                                    Change                                     Change
                                                             ------------------                          ----------------
(Dollars in millions)                      1996      1995        $           %       1996        1995        $         %
                                          -------------------------------------  ----------------------------------------
Wireless services and other revenues:
  Cellular service(a)                   $  489.3  $  315.4  $  173.9       55.1  $  1,203.9  $    898.7  $  305.2     34.0
  Paging service                            65.9      56.0       9.9       17.7       197.6       161.1      36.5     22.7
  Other revenues                            13.4      17.4      (4.0)     (23.0)       38.0        52.3     (14.3)   (27.3)
                                        --------  --------  --------      -----  ----------  ----------  --------    -----
                                           568.6     388.8     179.8       46.2     1,439.5     1,112.1     327.4     29.4
Cellular and paging equipment sales         32.1      25.9       6.2       23.9        91.4        79.9      11.5     14.4
                                        --------  --------  --------      -----  ----------  ----------  --------    -----
Operating revenues                         600.7     414.7     186.0       44.9     1,530.9     1,192.0     338.9     28.4
                                        --------  --------  --------      -----  ----------  ----------  --------    -----
Operating expenses:
  Cost of revenues(a)                       70.7      60.4      10.3       17.1       186.9       171.9      15.0      8.7
  Cost of cellular and paging
    equipment sales                         51.5      32.0      19.5       60.9       140.9        92.9      48.0     51.7
  Selling and customer operations
    expenses                               165.5     121.1      44.4       36.7       456.9       368.9      88.0     23.9
  General, administrative, and
    other expenses                         111.6     116.7      (5.1)      (4.4)      299.5       284.4      15.1      5.3
  Depreciation and amortization
    expenses                                96.2      55.0      41.2       74.9       229.3       155.8      73.5     47.2
                                        --------  --------  --------      -----  ----------  ----------  --------    -----
Total operating expenses                   495.5     385.2     110.3       28.6     1,313.5     1,073.9     239.6     22.3
                                        --------  --------  --------      -----  ----------  ----------  --------    -----
Operating income                           105.2      29.5      75.7      256.6       217.4       118.1      99.3     84.1
Equity in net income (loss) of
   unconsolidated wireless systems:
       Domestic                             37.3      58.2     (20.9)     (35.9)      151.9       137.0      14.9     10.9
       International                         0.4     (13.5)     13.9      103.0       (16.1)      (24.8)      8.7     35.1
Minority interests in net (income)
  loss of consolidated wireless
    systems                                (20.5)    (12.6)     (7.9)     (62.7)      (54.8)      (26.2)    (28.6)  (109.2)
Interest:
   Expense                                 (11.8)       --     (11.8)        --       (28.8)       (4.4)    (24.4)  (554.5)
   Income                                    3.8       6.2      (2.4)     (38.7)       10.1        29.3     (19.2)   (65.5)
Foreign exchange gain (loss)                 0.8       9.6      (8.8)     (91.7)        3.2         1.2       2.0    166.7
Miscellaneous income (expense)              (4.2)     (1.1)     (3.1)    (281.8)        4.7        (1.5)      6.2    413.3
                                        --------  --------  --------      -----  ----------  ----------  --------    -----
Income before income taxes and
  preferred dividends                      111.0      76.3      34.7       45.5       287.6       228.7      58.9     25.8
Income taxes                                52.1      29.6      22.5       76.0       115.3       108.0       7.3      6.8
                                        --------  --------  --------      -----  ----------  ----------  --------    -----
Net income before preferred
dividends                               $   58.9  $   46.7  $   12.2       26.1  $    172.3  $    120.7  $   51.6     42.8
                                        ========  ========  ========      =====  ==========  ==========  ========    =====

(a) Presentation for 1995 has been restated to conform to the current year presentation. See Note A, "Basis of Presentation," to the Consolidated Financial Statements.

INTERNATIONAL OPERATIONS
Consolidated international results during the three and nine months ended September 30, 1996 comprised 9.0% and 9.9% of operating revenues and 9.4% and 12.5% of operating expenses, respectively, as compared to 10.1% and 9.1% of operating revenues and 12.2% and 13.7% of operating expenses during the three and nine months ended September 30, 1995, respectively.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis




CCI MERGER
Due to the acquisition of CCI's remaining capital stock (see "Business Environment-Cellular Communications, Inc. Merger"), the Company began consolidating the results of the Great Lakes market on August 16, 1996. Accordingly, the Great Lakes market represented a significant portion of the increase in operating revenues and expenses during the three and nine months ended September 30, 1996. Excluding the effect of consolidation of the Great Lakes market for the period from August 16, 1996 through September 30, 1996, operating revenues and expenses increased 20.1% and 12.6% for the three months ended September 30, 1996, respectively, and 19.8% and 16.6% during the nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. Except where specifically indicated, the discussion of GAAP-Basis Consolidated Results of Operations which follows includes the effects of consolidation of the Great Lakes market.

OPERATING REVENUES
The increase in cellular service revenues resulted primarily from a 35.8% increase in the Company's domestic consolidated customer base from September 30, 1995 through September 30, 1996 (excludes customers acquired in connection with the CCI Merger), partially offset by a 16.4% and a 15.0% decrease in the corresponding average revenue per customer for the three and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. The Company achieved customer growth in its consolidated markets through advertising and by continuing to offer incentive programs such as waived service establishment charges, heavily discounted monthly access fees, heavily discounted cellular handsets, free or discounted air time packages, and reduced or fixed rates for off-peak usage and roaming. The decline in average revenue per customer was primarily attributable to continued success in penetrating the consumer markets and to rate reductions and discounts associated with customer incentive programs and marketing promotions. Consumer usage patterns contributed to declines in average revenue per customer because consumers typically make fewer telephone calls than business customers and often place many of their calls during lower-rate, off-peak calling periods. Consistent with industry trends, the Company expects the shift toward consumer markets to continue, resulting in continuing declines in average revenue per customer.

The increases in paging service revenues for the three and nine months ended September 30, 1996 resulted from the acquisition of Message Center Beepers, Inc. ("Message Center") in mid-December 1995, as well as from growth in existing and start-up paging markets.

CELLULAR AND PAGING EQUIPMENT SALES AND COST OF SALES
Negative equipment margins increased from $6.1 and $13.0 million during the three and nine months ended September 30, 1995, respectively, to $19.4 and $49.5 million during the three and nine months ended September 30, 1996, respectively, primarily as a result of competitive pressures which required the Company to offer new customers heavily discounted cellular equipment. The Company also experienced an increase in the level of discounted equipment offered to existing customers in connection with retention efforts. Competitive pressure to offer heavily discounted cellular equipment became substantially more significant in the Company's California markets subsequent to the lifting of California Public Utilities Commission ("CPUC") restrictions on the bundling of cellular service and equipment on April 5, 1995. Prior to the lifting of such restrictions, cellular carriers in California were prohibited from requiring customers to activate service in order to receive discounts on cellular equipment. The effects of competitive pressures and customer retention efforts were partially offset by decreases in handset prices. The Company expects cellular equipment sales to continue to generate negative margins for the foreseeable future.

OPERATING EXPENSES
Excluding the effect of consolidation of the Great Lakes market, costs of revenues remained relatively flat during the three and nine months ended September 30, 1996, as compared to the corresponding periods of 1995. Relatively stable costs despite strong subscriber growth were attributable primarily to cost containment efforts, significant reductions in costs to the Company of domestic cellular roaming fraud, and successful negotiation of reduced domestic cellular interconnection rates, all of which were substantially offset by higher interconnection costs associated with increased network usage attributable to customer growth, as well as moderate increases in facility and employee costs necessary to support network expansion. Moderate increases in Domestic Paging cost of revenues, which were attributable to the Message Center acquisition and start-up markets, were largely offset by the effect of the sale of the Company's credit card verification operations during the first quarter of 1996. As a percentage of wireless services and other revenues, cost of revenues decreased from 15.5% during the three and

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis



nine months ended September 30, 1995, to 12.4% and 13.0% during the three and nine months ended September 30, 1996, respectively, due to cost reductions and increasing economies of scale. The Company anticipates cost of revenues to continue to decline as a percentage of wireless services and other revenues as customers are added to existing networks and additional economies of scale are achieved.

Excluding the effect of consolidation of the Great Lakes market, selling and customer operations expenses would have increased by approximately 17% during the three and nine months ended September 30, 1996, as compared to the corresponding periods during 1995. This increase was partially attributable to increased selling costs associated with 44.5% and 34.0% increases in the gross number of customers added to the Company's consolidated domestic cellular networks during the three and nine months ended September 30, 1996, respectively. Also contributing to the increase were costs of the AirTouch national brand name advertising campaign, increased selling costs associated with customer growth in consolidated international cellular operations, and expansion of customer operations necessary to support domestic and international cellular and paging customer growth. As a percentage of operating revenues, consolidated customer operations costs remained flat despite expansion of customer operations. Although aggregate selling expenses increased due to strong customer growth, the average acquisition cost per gross customer added to consolidated domestic cellular networks decreased due to improved performance of lower-cost direct sales channels and to increased usage of customer incentive programs such as discounted cellular service and telephones. However, increased distribution through direct channels resulted in a shift of some customer acquisition costs from selling expenses to negative margins on cellular handsets. Including the impact of negative equipment margins, the consolidated domestic cellular average acquisition cost per gross customer added remained relatively flat during the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995.

The decrease in general, administrative, and other expenses during the three months ended September 30, 1996 was primarily attributable to a one-time charge for the impairment of AirTouch Teletrac's assets recorded during the third quarter of 1995, as well as the absence of 1996 activity for AirTouch Teletrac, which was sold early in the first quarter of 1996. The foregoing decreases were partially offset by the effect of consolidation of the Great Lakes market and costs associated with the adoption of the AirTouch Cellular brand name in the Great Lakes and U S WEST markets. The increase in general, administrative, and other expenses during the nine months ended September 30, 1996 resulted from a number of factors, including moderate expansion of administrative functions necessary to support cellular and paging customer growth, the addition of administrative functions associated with Message Center, costs associated with the adoption of the AirTouch Cellular brand name in the Great Lakes and U S WEST markets, increases in bad debt expenses, and costs associated with deployment of new customer support systems. Increases in bad debt expenses were consistent with increases in consolidated revenues. Increases in year-to-date expenses were partially offset by a one-time charge for the impairment of AirTouch Teletrac's assets recorded during the third quarter of 1995, as well as the absence of 1996 activity for AirTouch Teletrac. As a percentage of operating revenues, general, administrative, and other expenses decreased 9.6 and 4.3 percentage points during the three and nine months ended September 30, 1996, respectively, reflecting increasing economies of scale despite significant one-time 1996 charges associated with AirTouch Cellular brand name adoptions and customer support system deployments.

Despite the overall increase in cash costs, the average cash cost per customer including losses on equipment sales decreased 21.3% and 16.1% for the three and nine months ended September 30, 1996, respectively. Cash costs include all operating expenses with the exception of depreciation and amortization expenses. Decreases in average cash cost per customer resulted from the Company's efforts to drive down cash costs faster than declines in average revenue per customer.

Increases in depreciation and amortization primarily reflect increased investment in property, plant, and equipment. These increases were also attributable to amortization of identifiable intangible assets and goodwill associated with the acquisition of Message Center during December 1995, goodwill associated with the purchase of an additional 24% interest in CCI during October 1995, and amortization of identifiable intangible assets and goodwill associated with the August 16, 1996 acquisition of the remaining capital stock of CCI. These same factors also contributed to an increase in depreciation and amortization expenses as a percentage of operating revenues, which increased from approximately 13% during the three and nine months ended September 30, 1995 to approximately 16% and 15% during the three and nine months ended September 30, 1996, respectively.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis



EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED WIRELESS SYSTEMS
Domestic. Equity earnings decreased primarily as a result of the consolidation of CCI and New Par on August 16, 1996. This was partially offset by increased earnings for CMT Partners and New Par (through August 16, 1996), due primarily to significant growth in each of their respective customer bases. Both CMT and New Par continued to experience declines in average revenue per customer consistent with industry trend.

International. The decrease in losses during the three and nine months ended September 30, 1996 was due to improved operating results for existing operations in Germany, Portugal, Belgium, and Japan, resulting from significant expansion of customer bases. Improved operating results of existing operations were partially offset by increases in start-up and post-launch costs associated with cellular operations in Spain, Italy, Korea, and Poland. Increases in start-up costs were primarily attributable to costs associated with rapid customer growth and continued network build-out.

OTHER INCOME AND EXPENSES
The increase in interest expense reflects higher debt balances during the three and nine months ended September 30, 1996, as compared to the same periods during 1995, partially offset by increased capitalization of interest during 1996. Similarly, the decrease in interest income reflects lower cash balances available for investment during the three and nine months ended September 30, 1996, as compared to the same periods during the prior year.

The unfavorable variance in foreign exchange gain (loss) during the three months ended September 30, 1996, as compared to the corresponding period during 1995, resulted from losses recorded on foreign currency financial instruments not qualifying for hedge accounting under GAAP. The unfavorable increase in miscellaneous income (expense) during the three months ended September 30, 1996 was primarily attributable to losses recorded on the disposition of certain international telecommunications interests. Similarly, the favorable variance in miscellaneous income (expense) during the nine months ended September 30, 1996 was attributable to the net gain on the disposition of certain international telecommunications interests.

INCOME TAXES
The effective tax rates for the three and nine months ended September 30, 1996 and September 30, 1995 were 46.9%, 40.1%, 38.8%, and 47.2%, respectively. The increase in the effective rate during the three months ended September 30, 1996, as compared to the same quarter of the prior year, resulted primarily from tax benefits recorded during the third quarter of 1995 related to Teletrac and a decrease in net domestic and international equity income. Conversely, the decrease in the effective income tax rate during the nine months ended September 30, 1996, as compared to the corresponding period during 1995, resulted primarily from a reduction in the consolidated valuation allowance recorded in the second quarter of 1996 and an increase in net domestic and international equity income. The aforementioned reduction in the valuation allowance was attributable to certain consolidated international operations.

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

DOMESTIC CELLULAR PROPORTIONATE RESULTS

                                                    For the Three Months Ended September 30
                                                    ---------------------------------------
                                                                                                       Change
                                                                                                 ------------------
OPERATING RESULTS (Dollars in millions)            1996          %(a)        1995        %(a)         $          %
                                                -------------------------------------------------------------------
Service and other revenues(b)                   $  521.5        104.0     $  387.8      102.1    $  133.7      34.5
Equipment sales                                     20.5          4.1         19.5        5.1         1.0       5.1
Cost of equipment sales                            (40.6)        (8.1)       (27.5)      (7.2)      (13.1)    (47.6)
                                                --------        -----     --------      -----    --------     -----
Net operating revenues                             501.4        100.0        379.8      100.0       121.6      32.0
                                                --------        -----     --------      -----    --------     -----
Cost of revenues(b)                                 57.6         11.5         46.1       12.1        11.5      24.9
Selling and customer operations expenses           164.2         32.7        133.1       35.0        31.1      23.4
General, administrative, and other expenses         45.8          9.1         35.0        9.2        10.8      30.9
Depreciation and amortization expenses              80.1         16.0         44.9       11.8        35.2      78.4
                                                --------        -----     --------      -----    --------     -----
Total costs and expenses                           347.7         69.3        259.1       68.1        88.6      34.2
                                                --------        -----     --------      -----    --------     -----
Operating income                                $  153.7         30.7     $  120.7       31.9    $   33.0      27.3
                                                ========        =====     ========      =====    ========     =====
Operating cash flow                             $  233.8                  $  165.6               $   68.2      41.2
Operating cash flow margin(c)                       46.6%                     43.6%                             6.9
                                                    =====                     =====                            ====


                                                    For the Nine Months Ended September 30
                                                    --------------------------------------                 Change
                                                                                                     -------------------
OPERATING RESULTS (Dollars in millions)              1996          % a         1995         %a          $          %
                                                ------------------------------------------------------------------------
Service and other revenues(b)                   $  1,426.1        104.4     $  1,109.8      101.9    $  316.3      28.5
Equipment sales                                       59.9          4.4           63.2        5.8        (3.3)     (5.2)
Cost of equipment sales                             (120.6)        (8.8)         (84.0)      (7.7)      (36.6)    (43.6)
                                                ----------        -----     ----------      -----    --------     -----
Net operating revenues                             1,365.4        100.0        1,089.0      100.0       276.4      25.4
                                                ----------        -----     ----------      -----    --------     -----
Cost of revenues(b)                                  158.5         11.6          138.1       12.7        20.4      14.8
Selling and customer operations expenses             465.7         34.1          380.7       35.0        85.0      22.3
General, administrative, and other expenses          117.4          8.6          100.0        9.2        17.4      17.4
Depreciation and amortization expenses               199.0         14.6          135.7       12.5        63.3      46.6
                                                ----------        -----     ----------      -----    --------     -----
Total costs and expenses                             940.6         68.9          754.5       69.4       186.1      24.7
                                                ----------        -----     ----------      -----    --------     -----
Operating income                                $    424.8         31.1     $    334.5       30.6    $   90.3      27.0
                                                ==========        =====     ==========      =====    ========     =====
Operating cash flow                             $    623.8                  $    470.2               $  153.6      32.7
Operating cash flow margin(c)                         45.7%                       43.2%                             5.8
                                                     ======                      ======                            ====

(a) Percentage of net operating revenues.
(b) Presentation for 1995 has been restated to conform to the current year presentation. See Note A, "Basis of Presentation," to the Consolidated Financial Statements.
(c) If net losses on equipment sales were reclassified as operating expenses, operating cash flow margins would be 44.8% and 42.7% for the three months ended September 30, 1996 and 1995, respectively, and 43.7% and 42.4% for the nine months ended September 30, 1996 and 1995, respectively.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis



DOMESTIC CELLULAR PROPORTIONATE OPERATING DATA

                                           For the Three Months Ended                  For the Nine Months Ended
                                                  September 30                                 September 30
                                           --------------------------                  --------------------------
                                                                  Change                                    Change
                                                          ------------------                         -------------------
(In thousands, except per unit data)  1996        1995     Units/$        %      1996        1995      Units/$      %
                                    ----------------------------------------   -----------------------------------------
Subscribers                           3,072      1,915      1,157       60.4     3,072      1,915      1,157       60.4
Subscriber net adds in period,
    excluding acquisitions              151        111         40       36.0       440        355         85       23.9
Monthly average revenue per unit    $    62    $    70    $    (8)     (11.4)  $    63    $    71    $    (8)     (11.3)
Monthly cash cost per unit          $    34    $    40    $    (6)     (15.0)  $    35    $    41    $    (6)     (14.6)

ACQUISITION OF ADDITIONAL INTEREST IN CCI
For the nine months ended September 30, 1995, the Company's reported proportionate ownership interest in New Par was 56.7% as compared to 68.8% for the period from January 1, 1996 through August 15, 1996 and 100% for the period from August 16, 1996 through September 30, 1996. Such ownership changes were responsible for 13.9 and 8.6 percentage points of the total increase in net operating revenues and 11.6 and 7.3 percentage points of the total increase in operating expenses during the three and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995.

SERVICE AND OTHER REVENUES
The increase in cellular service revenues resulted primarily from a 41.1% increase in the Company's domestic customer base from September 30, 1995 through September 30, 1996, partially offset by a 11.4% and a 11.3% decrease in the corresponding average revenue per customer for the three and nine months ended September 30, 1996, respectively. The Company achieved customer growth in its domestic markets through advertising and by continuing to offer incentive programs such as waived service establishment charges, discounted monthly access fees, discounted cellular handsets, packages including free or discounted air time, and reduced or fixed rates for off-peak usage and roaming. The decline in average revenue per customer was primarily attributable to continued success in penetrating the consumer markets and to rate reductions and discounts associated with customer incentive programs and marketing promotions. Consumer usage patterns contributed to declines in average revenue per customer because consumers typically make fewer telephone calls than business customers and often place many of their calls during lower-rate, off-peak calling periods. The Company expects the shift toward consumer markets to follow industry trend and continue to result in declining average revenue per customer.

EQUIPMENT SALES AND COST OF SALES
Negative equipment margins increased from $8.0 and $20.8 million during the three and nine months ended September 30, 1995, respectively, to $20.1 and $60.7 million during the three and nine months ended September 30, 1996, respectively, as a result of competitive pressures which required the Company to offer new customers heavily discounted cellular equipment. The Company also experienced an increase in the level of discounted equipment offered to existing customers in connection with retention efforts. Competitive pressure to offer heavily discounted cellular equipment became substantially more significant in the Company's California markets, subsequent to the lifting of CPUC restrictions on the bundling of cellular service and equipment on April 5, 1995. The effects of competitive pressures and customer retention efforts were partially offset by decreases in handset prices. The Company expects cellular equipment sales to continue to generate negative margins for the foreseeable future.

OPERATING  EXPENSES
The increases in cost of revenues were due primarily to incremental variable interconnection costs associated with increased network usage attributable to customer growth and moderate increases in facility and employee costs necessary to support network expansion, substantially offset by significant reductions in costs to the Company of domestic cellular roaming fraud and successful negotiation of reduced domestic cellular interconnection rates. As a percentage of wireless service and other revenues, cost of revenues decreased slightly during the three and nine months ended September 30, 1996, as compared to the corresponding periods of 1995. The decrease in costs as a percentage of revenue was attributable to reduced costs of roaming fraud, cost containment efforts, negotiation of reduced interconnection rates, and economies of scale. The Company anticipates cost of revenues to continue to decline as a percentage of wireless services and other revenues as customers are added to existing networks and additional economies of scale are achieved.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis




The increases in selling and customer operations expenses were partially attributable to increased selling costs associated with a 31.9% and a 29.0% increase in the gross number of customers added to the Company's domestic cellular networks during the three and nine months ended September 30, 1996, respectively. Increases were also attributable to costs of AirTouch national brand name advertising campaigns, increases in bad debt expense, and expansion of customer operations necessary to support cellular customer growth. Increases in bad debt expenses were consistent with increases in revenues. Despite expansion of customer operations, domestic customer operations costs remained relatively stable as a percentage of net operating revenues. Although aggregate selling expenses increased due to strong customer growth, the average acquisition cost per gross customer added to domestic cellular networks decreased due to improved performance of lower-cost direct sales channels and to increased usage of customer incentive programs such as discounted or free cellular service and telephones. However, increased distribution through direct channels resulted in a shift of some customer acquisition costs from selling expenses to negative margins on cellular handsets. Including the impact of negative equipment margins, the domestic cellular average acquisition cost per gross customer added remained relatively flat during the three and nine month periods ended September 30, 1996, as compared to the corresponding periods in 1995.

The increases in general, administrative, and other expenses during the three and nine months ended September 30, 1996 were due primarily to the Company's costs incurred to adopt the AirTouch Cellular brand name in the Great Lakes and US WEST markets, costs associated with deployment of a new customer support system and, to a lesser extent, moderate expansion of administrative functions necessary to support customer growth in domestic markets. As a percentage of net operating revenues, general, administrative, and other expenses decreased slightly during the three and nine months ended September 30, 1996, reflecting increasing economies of scale despite significant one-time 1996 charges associated with AirTouch Cellular brand name adoptions and customer support system deployments.

Despite the overall increase in cash costs, the average cash cost per customer including losses on equipment sales decreased 15.0% and 14.6% for the three and nine months ended September 30, 1996, respectively. Cash costs include all operating expenses with the exception of depreciation and amortization expenses. Decreases in average cash cost per customer resulted from the Company's efforts to drive down cash costs faster than declines in average revenue per customer.

Increases in depreciation and amortization primarily reflect increased investment in property, plant, and equipment. These increases were also attributable to amortization of goodwill associated with the acquisition of an additional 24% interest in CCI during October 1995 and amortization of identifiable intangible assets and goodwill associated with the August 16, 1996 acquisition of the remaining capital stock of CCI. These factors also contributed to an increase in depreciation and amortization expenses as a percentage of net operating revenues, which increased from 11.8% and 12.5% during the three and nine months ended September 30, 1995, respectively, to 16.0% and 14.6% during the three and nine months ended September 30, 1996, respectively.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis



INTERNATIONAL CELLULAR PROPORTIONATE RESULTS AND OPERATING DATA

                                                 For the Three Months Ended September 30
                                                 ---------------------------------------                Change
                                                                                               --------------------
OPERATING RESULTS (Dollars in millions)           1996        %(a)      1995(b)     %(a)           $            %
                                                 ------------------------------------------------------------------
Existing operations:(c)
      Net operating revenues                     $407.1      100.0      $218.8     100.0       $188.3        86.1
      Operating income                           $ 84.8       20.8        $4.5       2.1        $80.3         -
      Operating cash flow                        $139.7       34.3       $42.0      19.2        $97.7       232.6
  Income/ (loss)                                 $ 41.0                  $(2.6)                 $43.6         -
Start-up systems:(d)
  Income/ (loss)                                 $(41.9)                $(13.9)                $(28.0)     (201.4)
Total cellular income/(loss)                     $ (0.9)                $(16.5)                 $15.6        94.5

OPERATING DATA (In thousands)
Subscribers                                       1,408                    635                    773       121.7
Subscriber net adds in period, excluding
  acquisitions                                      242                     92                    150       163.0


                                                  For the Nine Months Ended September 30
                                                ------------------------------------------
                                                                                                        Change
                                                                                                 ------------------
OPERATING RESULTS (Dollars in millions)             1996        %(a)      1995(b)      %(a)         $           %
                                                 ------------------------------------------------------------------
Existing operations:(c)
      Net operating revenues                     $1,053.8     100.0      $559.2      100.0        $494.6        88.4
      Operating income                             $168.0      15.9       $10.8        1.9        $157.2         -
      Operating cash flow                          $324.4      30.8      $121.9       21.8        $202.5       166.1
  Income/ (loss)                                    $72.1                $(15.3)                   $87.4       571.2
Start-up systems:(d)
  Income/ (loss)                                   $(91.3)               $(28.1)                  $(63.2)     (224.9)
Total cellular income/(loss)                       $(19.2)               $(43.4)                  $ 24.2        55.8

OPERATING DATA (In thousands)
Subscribers                                         1,408                   635                      773       121.7
Subscriber net adds in period, excluding
  acquisitions                                        605                   246                      359       145.9

(a) Percentage of net operating revenues.
(b) Certain data has been restated to include effects of the Company's interests in Italy, South Korea, and Spain.
(c) Effective January 1, 1996, existing operations represent the Company's share of results (after foreign taxes where applicable) for the following international cellular systems which have provided commercial service for the full twelve months of any preceding calendar year: Germany, Portugal, Sweden, Belgium, and Japan. Prior to January 1, 1996, existing operations represented the Company's share of results (after foreign taxes where applicable) for the following international cellular systems which had completed twelve months of commercial service: Germany, Portugal, Sweden, Belgium, and Japan.
(d) Effective January 1, 1996, start-up systems represent the Company's share of income or loss (after foreign taxes where applicable) for the following international cellular systems which did not provide commercial service for the full twelve months of any preceding calendar year: Italy, South Korea, Spain, India, and Poland. Prior to January 1, 1996, start-up systems represented the Company's share of income or loss (after foreign taxes where applicable) for the following international cellular systems which had not yet completed twelve months of commercial service: Italy, South Korea, Spain, and India.

NET OPERATING REVENUES
Existing Operations. The increase in net operating revenues resulted primarily from the 121.7% increase in proportionate customers as of September 30, 1996, as compared to September 30, 1995, partially offset by a slight overall decline in average revenue per customer. The decline in average revenue per customer was due primarily to competitive pressures, continued penetration of international consumer markets, and unfavorable movements in exchange rates.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis



OPERATING INCOME
Existing Operations. The significant increases in proportionate operating income resulted from improved profitability in existing international operations. Improved profitability was primarily attributable to rapidly declining cash costs per customer, achieved as the Company's existing operations gained economies of scale, partially offset by a slight overall decline in average revenue per customer.

TOTAL CELLULAR INCOME (LOSS)
Existing Operations. The improvement in income (loss) was due to improved profitability in existing international operations, which resulted primarily from the expanding customer base and economies of scale achieved as customers were added to existing networks.

Start-up Systems. The increased losses resulted primarily from acquisition costs associated with rapid subscriber growth in Spain, Italy, and South Korea. To a lesser extent, start-up systems in India and Poland also contributed to the increased losses.

LIQUIDITY AND CAPITAL RESOURCES
The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, and pay its current obligations. The Company requires substantial capital to operate and expand its existing wireless systems, to construct new wireless systems, and to acquire interests in existing wireless systems.

1996 CAPITAL EXPENDITURES
During the nine months ended September 30, 1996, the Company incurred capital expenditures of $201.4 million for additions to property, plant, and equipment for its consolidated domestic and international wireless networks and other capital expenditures, primarily to increase cellular and paging network capacity and to expand customer operations functions necessary to support customer growth. The Company invested an additional $413.4 million in its unconsolidated wireless systems to fund the build-out of cellular and PCS networks.

CCI Merger. During January 1996, the Company purchased options for 2.4 million shares of capital stock in CCI for an aggregate cost of $107.7 million, an amount equal to the aggregate consideration paid by CCI for cancellation of its employee replacement options pursuant to the transaction set forth in the Company's original 1990 merger agreement with CCI. In addition, on August 16, 1996, pursuant to the Agreement and Plan of Merger dated as of April 5, 1996, as amended and restated as of July 12, 1996, (the "1996 Merger Agreement"), the Company completed its acquisition of the approximately 63% of CCI's stock that it did not already own in exchange for a combination of AirTouch preferred stock and cash. The acquisition cost to the Company was approximately $1.6 billion including liabilities less cash and cash equivalents acquired. Pursuant to the 1996 Merger Agreement, the merger consideration consisted of $1,040.3 million in AirTouch preferred securities, $393.3 million in cash paid to CCI shareholders, and the issuance of AirTouch stock options valued at approximately $17 million. Actual cash paid by AirTouch in connection with the acquisition was $296.9 million as follows:

 (Dollars in millions)
Purchase of January 1996 options for 2.4 million shares of
   CCI capital stock                                                 $  107.7
Cash paid to CCI shareholders for August 16, 1996 acquisition           393.3
Less:  cash acquired from CCI                                          (215.4)
Direct acquisition costs and other                                       11.3
                                                                     --------
Net cash used                                                        $  296.9
                                                                     ========

The cash portion of the acquisition was funded through borrowings (see "Funding of 1996 Capital Needs"). Preferred securities issued in connection with the acquisition consisted of 17,237,394 shares of Class B Preferred and 11,069,958 shares of Class C Preferred (See Note B, "Significant Changes since December 31, 1995-Preferred Stock Issuance," to the Consolidated Financial Statements). The Class B and C preferred shares bear annual dividends at the rate of $1.74 and $2.125 per share, respectively, both of which are payable quarterly in arrears.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis



FUNDING OF 1996 CAPITAL NEEDS
The Company did not generate sufficient cash flows from operations to meet its capital requirements during the nine months ended September 30, 1996. Accordingly, in March 1996, the Company initiated a commercial paper program consisting of the sale of discounted notes that is exempt from registration under the Securities Act of 1933 (see Note B, "Significant Changes since December 31, 1995-Commercial Paper Program," to the Consolidated Financial Statements). The Company's Board of Directors authorized the issuance of commercial paper in amounts necessary to finance the Company's working capital requirements, provided that the amount outstanding under the commercial paper program, together with all indebtedness incurred under the $2 billion long-term revolving credit facility ("the Facility"), does not in the aggregate exceed $2 billion. In addition, on July 16, 1996, the Company issued long-term debt in the form of $250.0 million in 7 1/8% Notes and $400.0 million in 7 1/2% Notes, maturing in July 2001 and July 2006, respectively. The Notes were issued pursuant to AirTouch's Registration Statement on Form S-3 (Reg. No. 33-62787), which registered $2 billion in various forms of debt and equity securities (the "Shelf"). Interest on the Notes is payable semi-annually on January 15 and July 15, commencing in 1997.

Funding needs in excess of cash flows from operations for the first nine months of 1996 were satisfied primarily by proceeds from borrowings under the Shelf, the Facility, and the commercial paper program. During the nine months ended September 30, 1996, the Company raised $559.5 million in new capital consisting of the issuance of $650.0 million in notes pursuant to the Shelf, the net issuance of $388.5 million in commercial paper, and the issuance of $69.8 million in short-term borrowings, less the net repayment of $548.8 million on indebtedness under the Facility and other long-term debt. In connection with the CCI Merger, a subsidiary of the Company also succeeded to $173.7 million in zero coupon notes with a face value of $217.0 million and retired $189.2 million in other long-term debt acquired from CCI. In addition to debt financing, the Company also received $52.2 million in proceeds from the issuance of capital stock. The net proceeds from the issuance of debt and capital stock, in addition to $449.0 million in cash flows from operating activities, were used primarily to fund investments in unconsolidated wireless systems, capital expenditures, and the cash portion of the August 16, 1996 CCI acquisition.

FUTURE CAPITAL EXPENDITURES
The Company will continue to be required to make substantial expenditures in connection with its efforts to expand its wireless business. Domestic and international capital requirements for 1996 are expected to reach approximately $1 billion, excluding the cash portion of the CCI acquisition.

Consolidated Expenditures. The Company plans to incur significant capital expenditures in its consolidated markets to expand its existing analog and digital wireless networks and to construct and deploy new digital wireless networks, including the continuing deployment of its Code Division Multiple Access ("CDMA") or digital network in Los Angeles and San Diego, as well as in other markets, under the brand name Powerband. The Company expects its future capital expenditures for digital technology to continue to increase and, at some point, surpass its capital expenditures for analog technology. The Company anticipates that a significant portion of its future domestic wireless network traffic will migrate to digital service as high-usage customers take advantage of enhanced digital features such as superior voice quality, longer handset battery life, improved security, and high-speed data transmission capabilities. However, both analog and digital technologies are expected to coexist for the foreseeable future due to continued demand for analog service and the fact that analog networks provide the only common roaming platform currently available throughout the United States. Management believes that a viable analog market will continue to exist for the foreseeable future to serve consumers and other customers who do not desire digital features or do not wish to purchase new digital handsets. With respect to roaming capabilities, the Company believes that a significant portion of its digital and analog customer base will continue to require access to nationwide analog networks in the United States. Accordingly, the Company plans to maintain and, as required, expand its analog networks and to offer dual-mode analog/digital phones in each of its digital markets to facilitate the greatest possible roaming capabilities for its customers.

At September 30, 1996, the Company was committed to spend approximately $157.9 million for the acquisition of property, plant, and equipment for its consolidated subsidiaries. In addition to these commitments, the Company plans to make additional capital expenditures of approximately $280.5 million during 1996 to increase the capacity of its existing domestic analog wireless networks and to deploy digital technology. At September 30, 1996, the Company had also committed to spend approximately $13.1 million for the purchase of cellular handsets.

                 AirTouch Communications, Inc. And Subsidiaries
                      Management's Discussion and Analysis



Unconsolidated Wireless Systems. As of September 30, 1996, the Company was committed to make capital contributions of approximately $106.3 million to its unconsolidated wireless systems. In addition to these commitments, the Company plans to make additional capital contributions of approximately $228.0 million during 1996 to its existing international and domestic joint ventures, including contributions to PrimeCo for the construction of its PCS networks. The majority of PrimeCo's networks are expected to be operational by the fourth quarter of 1996. The Company constantly evaluates opportunities to increase its ownership in its existing international ventures, which could result in additional capital commitments.

FUTURE CAPITAL FUNDING
On October 2, 1996, the Company issued long-term debt in the form of $250 million in 7% Notes, maturing in October 2003. The Notes were issued pursuant to the Shelf and require semi-annual interest payments due on April 1 and October 1, commencing in 1997.

Working capital raised by the sale of commercial paper, borrowings issued under the Facility, and debt issued pursuant to the Shelf are currently expected to be sufficient to meet the Company's cash requirements in excess of cash flows from operations through the end of 1996. However, management anticipates that additional external financing will be necessary to fund expansion and operations beyond 1996. Accordingly, the Company will need to raise additional funds through borrowings or public or private sales of debt or equity securities. Additional funding beyond 1996 may be obtained through borrowings under the Facility; through the Company's commercial paper program; from additional securities which may be issued from time to time under the Shelf; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing. The Company believes that it will be able to access the capital markets on terms and in amounts adequate to meet its objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in quantities or on terms favorable to the Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of AirTouch Communications, Inc.:


We have reviewed the accompanying Consolidated Balance Sheets of AirTouch Communications, Inc. and subsidiaries ("Company") as of September 30, 1996 and the related Consolidated Statements of Income and of Cash Flows for the three-month and nine-month periods ended September 30, 1996 and 1995. These Consolidated Financial Statements are the responsibility of the Company's management.

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

Our review was made for the purpose of expressing limited assurance on the Consolidated Financial Statements taken as a whole. The Selected Proportionate Financial Data ("Proportionate Financial Data") for the three-month and nine-month periods ended September 30, 1996 and 1995 appearing on page 12 is presented for additional analysis and is not a required part of the basic financial statements. As discussed in the Footnotes to the Proportionate Financial Data, the Proportionate Financial Data has been prepared by the Company to present financial information that, in the opinion of management, is not provided by financial statements prepared in conformity with generally accepted accounting principles. Such Proportionate Financial Data, prepared on the basis of presentation described in the Footnotes to the Proportionate Financial Data, has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements. Based on our review, we are not aware of any material modifications that should be made to such information in relation to the basic Consolidated Financial Statements taken as a whole.

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



/s/  Price Waterhouse LLP

San Francisco, California
November 7, 1996

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See Footnote D, "Contingencies", in the Notes to Consolidated Financial Statements.


ITEM 2. CHANGES IN SECURITIES
    None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None


ITEM 5. OTHER INFORMATION
    None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
    (a) Exhibits:
         Exhibits identified below are incorporated herein by reference as exhibits hereto.

               Exhibit
               Number      Description
               -------     -----------
                  15.1     Letter of Price Waterhouse LLP Re: Unaudited
                           Financial Information
                  27       Financial Data Schedule


    (b) Reports on Form 8-K:
         Date of Report:  July 2, 1996
             Item 7. Financial Statements and Exhibits
         Date of Report:  July 3, 1996
             Item 5. Other Events and Item 7. Financial Statements and Exhibits Date of Report: July 11, 1996
             Item 7. Financial Statements and Exhibits
         Date of Report:  August 16, 1996
             Item 2. Acquisition or Disposition of Assets and Item 7.
                     Financial Statements and Exhibits

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AIRTOUCH COMMUNICATIONS, INC.

By:    /s/ Mohan S. Gyani
      ---------------------------
          Mohan S. Gyani
          Executive Vice President and Chief Financial Officer
          (Principal Accounting and Financial Officer)


Date:  November 8, 1996

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX


Exhibit
Number         Description
-------        -----------

 15.1          Letter of Price Waterhouse LLP Re:  Unaudited Financial
               Information

   27          Financial Data Schedule