Form 10-K
period 1996-12-31
AIRTOUCH COMMUNICATIONS INC
filed 1997-03-21
CIK 904255

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                         COMMISSION FILE NUMBER 1-12342
                                ---------------

                         AIRTOUCH COMMUNICATIONS, INC.

A DELAWARE CORPORATION                         I.R.S. EMPLOYER NUMBER 94-3213132

                             ONE CALIFORNIA STREET
                            SAN FRANCISCO, CA 94111
                                 (415) 658-2000
                                ---------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            Title of each class                      Name of each exchange on which registered
--------------------------------------------        --------------------------------------------
     COMMON STOCK, $.01 PAR VALUE, WITH                       NEW YORK STOCK EXCHANGE
      PREFERRED STOCK PURCHASE RIGHTS                          PACIFIC STOCK EXCHANGE
         6.00% CLASS B MANDATORILY
        CONVERTIBLE PREFERRED STOCK,                          NEW YORK STOCK EXCHANGE
                SERIES 1996
         4.25% CLASS C CONVERTIBLE                            NEW YORK STOCK EXCHANGE
        PREFERRED STOCK, SERIES 1996

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                  YES X     NO
                                       --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Based on the composite closing sales price on March 19, 1997, the aggregate market value of all voting stock held by nonaffiliates was approximately $12.9 billion. At March 19, 1997, 502,947,400 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated Parts of this Form 10-K:

               1996 Annual Report to Stockholders - Part II
               1997 Proxy Statement - Part III

                               TABLE OF CONTENTS
                               ------------------

                                              PART I
ITEM 1        Business....................................................................       1
ITEM 2        Properties..................................................................      14
ITEM 3        Legal Proceedings...........................................................      14
ITEM 4        Submission of Matters to a Vote of Security Holders.........................      15

                                             PART II
ITEM 5        Market for Registrant's Common Equity and Related Stockholder Matters.......      17
ITEM 6        Selected Financial Data.....................................................      17
ITEM 7        Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................................      17
ITEM 8        Financial Statements and Supplementary Data.................................      17
ITEM 9        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure.................................................................      17

                                             PART III
ITEM 10       Directors and Executive Officers of the Registrant..........................      18
ITEM 11       Executive Compensation......................................................      18
ITEM 12       Security Ownership of Certain Beneficial Owners and Management..............      18
ITEM 13       Certain Relationships and Related Transactions..............................      18

                                             PART IV
ITEM 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K.............      19

Unless the context otherwise requires, references to "AirTouch" or the "Company" include AirTouch Communications, Inc. and entities over which it has or shares operational control.

When used in this Form 10-K, "cellular service" refers to wireless service operating at the 800 MHz band in the United States and South Korea and at the 900 MHz band in Europe, and "broadband personal communications service" or "PCS" refers to wireless service operating at the 1900 MHz band in the United States and South Korea and at the 1800 MHz band in Europe. The Company considers the functionality of both services to be similar despite the different bands at which they operate.

This Form 10-K includes trademarks or service marks of the Company and of other companies that are the property of their respective owner.

Proportionate customer data is obtained, for each system over which the Company has or shares operational control, by multiplying (i) the aggregate number of customers of such system by (ii) the Company's ownership interest in the licensee operating such system. Proportionate customer data does not include information with respect to the Company's cost-based investments or with respect to certain equity-based investments that are not material to the proportionate information presented.

The term "POPs" means the population of a licensed market (based on population estimates for such market) multiplied by the Company's ownership interest in a licensee operating in that market as of the date specified, and include networks under construction and the markets of certain equity-based and cost-based investments not included in proportionate operating results.

Private Securities Litigation Reform Act Safe Harbor Statement: When used in this Report, the words "estimate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of such risks, see Business-Investment Considerations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

AirTouch Communications, Inc. is one of the world's leading wireless telecommunications companies, with significant wireless interests in the United States, Europe and Asia. The Company's worldwide cellular and broadband personal communications service ("PCS") interests represented over 178 million POPs and more than 5 million proportionate customers at December 31, 1996. In the United States, the Company had approximately 58 million proportionate cellular and broadband PCS POPs and over 3.4 million proportionate customers as of the end of 1996. The Company controls or shares control over cellular systems in ten of the 30 largest cellular markets, including Los Angeles, San Francisco, San Diego, Detroit and Atlanta, and through PrimeCo Personal Communications, L.P. ("PrimeCo"), shares control over 11 major broadband PCS markets. Internationally, as of December 31, 1996, the Company had over 120 million cellular and broadband PCS POPs and more than 1.7 million proportionate customers, and held significant ownership interests, with board representation and significant operating influence, in cellular systems operating in Belgium, Germany, India (Madras and Madhya Pradesh), Italy, Japan, Poland, Portugal, Romania, Sweden, South Korea and Spain. Based on industry surveys, the Company is also among the largest providers of paging services in the United States, with approximately 2.9 million units in service at December 31, 1996.

The Company's objective is to be the premier provider of wireless telecommunications services worldwide. To achieve its objective, the Company seeks to expand its scale and scope in its wireless operations in order to increase marketing effectiveness and achieve operating cost savings and efficiencies; pursues wireless licenses in new countries; selectively increases ownership interests in existing wireless markets; and pursues other value-creating opportunities around the world.

In response to the continuing evolution of telecommunications technology and customer requirements, the Company is evaluating the possibility of expanding its operations into lines of business beyond its historical base of high mobility wireless services where such expansion would enhance or complement existing wireless services. Areas of possible expansion could include: wireless local loop (the construction and operation of dedicated wireless networks designed to compete directly with or substitute for wireline networks); international long-distance service for the Company's wireless subscribers; and international wireline long-distance services that complement the Company's wireless properties. Any decision by the Company to enter any of these lines of business will depend on the Company's evaluation of its ability to create value by employing the assets or expertise of its wireless operations, including networks and customer bases, as well as the standalone attractiveness of the opportunity.

INVESTMENT CONSIDERATIONS

COMPETITION

The sale of cellular and paging services in each of the Company's markets has become increasingly competitive. In the United States, where the Company previously had one cellular competitor in each market, the Company in the near future could face up to eight wireless competitors due to the introduction of broadband PCS on frequencies auctioned by the FCC in 1995 and 1996 and specialized mobile radio ("SMR") services on existing SMR frequencies. Broadband PCS providers began service in some of the Company's markets in the United States in late 1996, and competitors are expected to begin offering broadband PCS in the remainder of the Company's markets during 1997. Broadband PCS is expected to be highly competitive with the Company's cellular service. Broadband PCS providers will offer digital service, which may be more attractive to certain customers than analog service. The Company currently offers digital cellular service in two of its managed markets in the United States and has plans to offer digital cellular service in all of its United States managed markets by 1998. One SMR operator is currently offering digital SMR service in many of the Company's United States markets and has begun to deploy a nationwide SMR system. Depending on features such as voice quality, system reliability and coverage, marketing and pricing, SMR service may be competitive with the Company's United States cellular service. The Telecommunica-tions Act of 1996 may have removed certain restrictions on the ability of the Company's competitors to offer as a single package a variety of services, such as wireless voice and data, paging, long-distance, local landline and cable services, some of which the Company does not currently provide. Increased competition could result in pricing pressure, which contributes to lower revenues per customer, and in higher customer acquisition costs, resulting in lower profit margins. While the Company's average revenues per customer declined in 1996, the Company managed to reduce operating cash costs at an equal or greater rate. However, as competition intensifies, there can be no assurance that the Company will be able to continue to match revenue declines with reductions in operating cash costs.

There is also significant competition in the Company's international markets. For example, in Poland there are three wireless competitors. In Germany and Sweden, recent license awards will bring the total number of competitors in each of those markets to four. In Japan there are as many as four digital cellular licensees and three Personal Handy Phone licensees in certain regions. In South Korea, the government has recently issued three new PCS licenses, bringing the total number of licensees in that market to five. Government-operated cellular systems in these and other countries have become increasingly competitive with privately operated systems. It is expected that additional licenses will be issued in many of the markets in which the Company and its ventures provide services. For instance, it is expected that the Portuguese government will issue an additional cellular or broadband PCS license in 1997 or 1998. In addition, subject to certain exceptions, European Community Directive 96/2 prohibits member states from refusing to allocate licenses for broadband PCS spectrum after January 1, 1998, which may result in the entrance of new competitors to the European markets in which the Company's ventures operate. In 1998 telecommunications regulation in the European Union ("EU") will be significantly liberalized, enabling a broader group of companies to gain wider access to the telecommunications industry. Certain countries, including Portugal and Greece, have received EU authorization to delay certain aspects of liberalization beyond 1998.

TECHNOLOGY

The operations of the Company and its ventures depend in part upon the successful deployment of continuously evolving wireless communications technologies. The Company uses technologies from a number of vendors and makes significant capital expenditures in connection with the deployment of such technologies. There can be no assurance that such technologies will be developed according to anticipated schedules, that they will perform according to expectations or that they will achieve commercial acceptance. The Company may be required to make more capital expenditures than currently expected if vendors fail to meet anticipated schedules, if a technology's performance falls short of expectations or if commercial acceptance is not achieved.

LICENSE RENEWAL

The Company's international and United States wireless licenses are granted for specific periods of time. The most significant United States cellular and paging licenses are granted for a period of ten years. The Company believes that each of its expiring United States licenses will be renewed based upon its prior experience with expired licenses and upon FCC rules establishing a presumption in favor of licensees that have substantially complied with their regulatory obligations during the initial license period. The terms of the licenses granted to the Company's international ventures and conditions for license renewal vary from country to country. In some countries, there is no specified mechanism for license renewal, and accordingly it is not certain what criteria will be used by the governments of those countries to determine whether the licenses should be renewed. There can be no assurance that any United States or international license will be renewed.

FUTURE FUNDING REQUIREMENTS

The Company's existing capital obligations, as well as any additional obligations arising from the Company's pursuit of acquisitions and other new opportunities, may require the Company to seek additional sources of financing in the next few years. The Company may seek such financing in the form of equity or debt. The Company's senior unsecured long-term debt has been assigned a rating of BBB+ by Standard & Poor's Ratings Group and a rating of Baa2 by Moody's Investors Service, Inc. and its commercial paper has been assigned a rating of A-2 by Standard & Poor's and P-2 by Moody's, based in part upon each agency's respective analysis of the expected future financial performance of the Company. These ratings may be revised or withdrawn by the rating agency at any time, and there can be no assurance that the Company will be able to maintain such ratings.

LOSSES FROM STARTUP OPERATIONS

Over the past several years, the Company's consortia were awarded digital cellular licenses in India, Italy, Japan, Poland, Romania, South Korea and Spain, and the Company is continuing to pursue selected opportunities in international markets. In March 1995, PrimeCo was awarded eleven 30 MHz licenses in the FCC's broadband PCS auctions for a license cost of approximately $1.1 billion. The Company's indirect interest in PrimeCo is currently 25%, but will increase upon the contribution by U S WEST and the Company of their respective interests in PrimeCo to their cellular partnership. As a result of costs associated with the foregoing international and United States system deployments, the Company's startup investments will incur losses which will, at least in the near term, have a dilutive effect on the Company's earnings. See "United States Cellular Operations -- Joint Ventures -- U S WEST Transaction; PrimeCo Personal Communications."

DILUTION FROM U S WEST TRANSACTION

The Company and U S WEST have entered into a transaction to combine their United States cellular properties and their jointly owned PCS assets into a partnership (the "Cellular Partnership"). See "United States Cellular Operations -- Joint Ventures -- U S WEST Transaction" for a description of that transaction. The Company could experience earnings dilution in connection with the contribution of its and U S WEST's cellular and PCS properties to the Cellular Partnership. The extent of such dilution, which could be material, will depend on the relative profitability of the Company's and U S WEST's respective operations subsequent to their contribution to the partnership. U S WEST has the right to exchange its interest in the Cellular Partnership for up to 19.9% of the Company's common stock outstanding at the time of the exchange. Any such exchange would be made at a ratio reflecting the appraised private market value of U S WEST's interest in the Cellular Partnership and the appraised public market value of the shares of the Company's common stock to be acquired by U S WEST in the exchange. In the event that the value of U S WEST's interest in the Cellular Partnership determined by such appraisals would result in the issuance to U S WEST of more than 19.9% of the Company's then outstanding common stock, U S WEST is entitled to receive the excess in the form of non-voting preferred stock which is redeemable at any time following issuance, at the option of U S WEST, for cash or, at the option of the Company, for the Company's common stock. The Company expects that an issuance of its shares as described above would result in per share earnings dilution.

ANTITRUST PROCEEDINGS

The Company believes that its cellular and paging pricing and marketing practices were and are in compliance with antitrust laws. However, the Company is a defendant in a number of class action complaints with respect to its Los Angeles, San Francisco and San Diego cellular operations which allege that the Company conspired to fix retail and wholesale cellular prices. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial condition. No assurance can be given as to the foregoing, however, or that any disposition of these proceedings, if adverse to the Company, might not have a material adverse affect on the Company's results of operations in the year of such disposition. See "Legal Proceedings."

IMPLICATIONS OF LICENSEE OWNERSHIP STRUCTURE

The Company holds most of its United States cellular properties and broadband PCS properties through partnership interests, a number of which are controlling interests. Upon the contribution of certain of the Company's United States cellular properties to the Cellular Partnership with U S WEST, U S WEST will have certain governance rights in the Cellular Partnership. In addition, most of the Company's interests in international wireless licenses are held through foreign entities in which the Company is a significant, but not controlling, owner. Under the governing documents for certain of these partnerships and corporations, certain key matters such as the approval of business plans and decisions as to the timing and amount of cash distributions require the consent of the Company's partners or may be approved without the consent of the Company. Although the Company has not been materially constrained by the nature of its wireless ownership interests from pursuing its corporate objectives, no assurance can be given that it will not experience difficulty in this regard in the future. The Company may enter into similar arrangements as it participates in consortia formed to pursue additional opportunities.

EXCHANGE RATE FLUCTUATIONS

Foreign currency exchange rates are increasingly material to the Company's results of operations. The Company evaluates the risk of significant exchange rate volatility and its ability to hedge against such volatility as part of its decision whether to pursue an international opportunity. A significant weakening against the dollar of the currency of a country where the Company generates revenues or earnings may adversely affect the Company's results, while any weakening of the dollar against such currency could have an adverse effect if the Company is obligated to make significant foreign currency denominated capital investments in such country. The Company attempts to mitigate the effect of foreign currency fluctuations through the use of foreign currency contracts and foreign denominated credit arrangements. There can be no assurance that the Company will be successful in its foreign currency hedging efforts.

FRAUD

The cellular industry continues to be subject to fraudulent activity. Cloning, which is one form of such fraud, refers to the use of scanners and other electronic devices to illegally obtain telephone numbers and electronic serial numbers during cellular transmission. The stolen telephone and serial number combinations can be programmed into a cellular phone and used to obtain fraudulent access to cellular networks. Roaming fraud occurs when a phone programmed with a number stolen from one of the Company's customers is used to place fraudulent calls from another carrier's market, resulting in a roaming fee charged to the Company that cannot be collected from the customer. Cloning is present primarily in the Company's United States markets. The Company is working to reduce the negative impacts of fraud through the deployment of new technologies and other measures. In its own markets, the Company has had significant success in detecting and limiting fraudulent usage of numbers stolen from the Company's customers. However, the Company continues to experience significant levels of roaming fraud in its United States cellular markets. The cost of cellular fraud could have a significant impact on the Company's operating results for the foreseeable future.

UNITED STATES CELLULAR OPERATIONS

The Company is one of the largest providers of cellular services in the United States, with interests in some of the most attractive cellular markets based upon total population and demographic characteristics. The Company's United States cellular interests represented over 43 million POPs and more than 3.4 million proportionate customers at December 31, 1996. The Company has or shares operational control over cellular systems in Los Angeles, San Francisco, San Diego, Atlanta, Detroit, Cleveland, San Jose, Sacramento, Cincinnati and Kansas City. These cities represent ten of the 30 largest cellular markets in the United States. The Company has management control over the systems operating in Los Angeles, San Diego, the Sacramento Valley, Atlanta and the Great Lakes market (Detroit, Cleveland, Cincinnati, Columbus and other markets in Michigan and Ohio).

The following table sets forth the Company's United States cellular POPs by geographic area at December 31, 1996.

                              GEOGRAPHIC REGION(1)
--------------------------------------------------------------------------------   POPS(2)
                                                                                --------------
                                                                                (IN MILLIONS)
Michigan and Ohio...............................................................      16.4
Southern California.............................................................      16.0
Georgia.........................................................................       3.7
San Francisco Bay Area..........................................................       3.2
Sacramento Valley...............................................................       1.9
Kansas/Missouri.................................................................       1.5
Other United States interests...................................................        .7
                                                                                     ----
United States cellular total....................................................      43.4
                                                                                     ====

---------------
(1) Does not indicate coverage of entire geographic area.

(2) Population numbers obtained from Paul Kagan Associates Inc. "1996 Cellular/PCS POP Book" population estimates.

MARKETING

The Company aggressively markets its cellular services in its managed markets under the AirTouch Cellular name through its own sales force and arrangements with independent agents, as well as through newspaper, television, and radio advertising and telemarketing via toll-free telephone numbers. In certain markets, the Company's cellular service is sold through resellers who, pursuant to FCC requirements, are allowed to purchase blocks of cellular telephone numbers and to access cellular services at wholesale rates for resale to the public. Agents are independent contractors who solicit customers for the Company's cellular service, and typically include specialized cellular stores, automobile dealers, specialized electronics stores and department stores. The Company generally pays its agents a commission for each customer who uses the Company's service for a specified period and makes residual payments to the agent based on the customer's ongoing service charges. The Company has been taking steps to align sales costs with revenues by emphasizing residual payments to agents over upfront commissions and utilizing Company controlled distribution channels such as direct sales and telemarketing. The Company has increasingly targeted the consumer market with special promotions and pricing plans and by expanding into consumer electronics stores and other mass-market distribution channels.

The Company's systems in the San Francisco Bay Area, Kansas and Missouri market cellular service under the CellularOne(R) brand name.

In May 1996, U S WEST Cellular assumed the AirTouch Cellular brand name throughout most of its 12-state service area. U S WEST Cellular properties cover 20 million people including the major cellular markets of Seattle, Portland, Denver, Phoenix, Minneapolis/St. Paul and Salt Lake City. The AirTouch Cellular brand now covers most states west of the Mississippi. See "-- Joint Ventures; U S WEST Transaction."

SERVICES

The Company maintains a customer service department in each of its managed cellular markets for billing and service inquiries. In most markets the Company offers custom calling services such as voice mail, call forwarding, call waiting, three way calling, no-answer and busy transfer. The Company also offers a variety of other enhanced features, including display messaging, which allows a cellular phone to receive and store voice mail messages, short alphanumeric messages and pages even if the handset is in use or switched off, and enhanced directory assistance, which enables callers to be connected to the party whose number was requested without hanging up and redialing. In Sacramento, the Company has introduced a service called the Answer(TM), which features a pre-paid cellular calling card, no monthly service charge, no contract commitment, and no billings. In 1996, the Company introduced Powerband(SM) in its Los Angeles and San Diego markets. Powerband(SM) is digital cellular service based on the Code Division Multiple Access ("CDMA") technology and offers customers a variety of enhanced features. The Company plans to introduce Powerband(SM) in all of its managed markets by 1998.

The Company charges its customers for service activation, monthly access, per-minute airtime and custom calling features, and generally offers a variety of pricing options, most of which combine a fixed monthly access fee and per-minute charges. The Company pays the local telephone service company directly for interconnection of cellular networks with the wireline telephone network. In 1996 and early 1997, the Company executed new interconnection agreements with the major local carriers in its managed markets that are expected to result in significant savings on interconnect costs in 1997. Customers are billed directly by their selected long-distance carrier or by the Company, which provides the billing service for a fee to the long-distance carrier. The Company offers long-distance service to its cellular customers in its managed markets as a reseller.

RESELLER SERVICES

The Company intends to commence reselling cellular service in the San Francisco Bay Area under the name AirTouch Cellular in 1997. The Company is currently a partner with AT&T Wireless Services, Inc. ("AT&T Wireless," successor in interest to McCaw Cellular Communications, Inc. ("McCaw")), in CMT Partners, which offers cellular service in the San Francisco region. See "-- Joint Ventures; CMT Partners." The Company intends to resell the cellular services of CMT Partners. The Company may pursue opportunities to resell cellular service under the AirTouch Cellular name in other strategic markets where that brand name is not currently present. In addition, the Company may explore opportunities to resell other related telecommunications services if it determines that they would enhance its current cellular offerings. The Company already resells long-distance service in connection with cellular service in its managed markets.

TECHNOLOGY

Currently, in most of the Company's cellular markets the radio transmission between the cellular telephone and the cell site is an analog transmission, and both the cellular telephone and the transmitting equipment are designed to send and receive voice signals exclusively in this mode. The Company believes that digital cellular technology offers many advantages over analog technology, including substantially increased capacity, greater call privacy, lower operating costs, reduced susceptibility to fraud and the opportunity to provide improved data transmissions. However, the Company expects that analog and digital technologies will continue to coexist for the foreseeable future due to continued demand for analog service and the fact that analog networks provide the only common roaming platform currently available throughout the United States. Manufacturers currently offer dual-mode cellular telephones capable of sending and receiving both analog and digital transmissions, thereby facilitating roaming by digital users. However, no manufacturers currently offer dual-mode cellular telephones capable of receiving transmissions from multiple digital technologies.

The Company has selected CDMA as its United States digital technology. The Company was an early proponent of CDMA research and worked with Qualcomm Incorporated ("QUALCOMM") and others to develop this technology. The Company introduced CDMA service on a commercial basis in May 1996 in portions of its Los Angeles market, focusing first on transferring high-usage customers to the CDMA network. CDMA commercial service was introduced in San Diego in November 1996. PrimeCo has deployed CDMA technology, and the Company's three PrimeCo partners, Bell Atlantic, NYNEX and U S WEST, have also chosen CDMA as their digital cellular standard.

CMT Partners introduced digital cellular service based on Time Division Multiple Access ("TDMA") technology in the San Francisco Bay Area in October 1993.

COMPETITION

The cellular services industry in the United States is highly competitive. Cellular systems compete principally on the basis of network quality, customer service, price and coverage area. The Company believes that its technological expertise, emphasis on quality and customer service, large coverage areas, and development of new products and services make it a strong competitor. For further discussion of competition, see "Business -- Investment Considerations -- Competition."

JOINT VENTURES

CCI MERGER. In April 1996, the Company and Cellular Communications, Inc. ("CCI") entered into a merger agreement pursuant to which the Company agreed to acquire the 63% of CCI's stock that it did not already own in an alternative transaction to that set forth in a 1990 merger agreement between the parties. The Company completed its acquisition of CCI on August 16, 1996. The acquisition cost to the Company was approximately $1.6 billion including liabilities less cash and cash equivalents acquired. The merger consideration consisted of $1,040.3 million in AirTouch convertible preferred securities, $393.3 million in cash, and AirTouch stock options valued at approximately $17.0 million. Preferred securities issued in connection with the acquisition consisted of 17,237,394 shares of 6.00% Class B Mandatorily Convertible Preferred Securities, Series 1996 and 11,069,958 shares of 4.25% Class C Convertible Preferred Securities, Series 1996.

CMT PARTNERS. In September 1993, the Company and AT&T Wireless (at the time, McCaw) formed CMT Partners, an equally owned partnership that holds interests in cellular systems operating in San Francisco, San Jose, Dallas/Ft. Worth, Kansas City and certain adjacent suburban areas. In a related transaction, the Company purchased McCaw's Wichita and Topeka systems. CMT Partners is governed by a four-person committee consisting of two members from each company. CMT Partners has a fifteen year term, ending in 2008, which may be extended by either partner or shortened under certain circumstances. Upon dissolution of CMT Partners its assets will be sold unless either the Company or AT&T Wireless elects to have the assets distributed in kind to the partners.

U S WEST TRANSACTION. In July 1994, the Company and U S WEST, Inc. ("U S WEST") entered into an agreement to combine their United States cellular properties in a multi-phased transaction. During the initial phase of the transaction ("Phase I"), the companies formed a jointly owned management company to provide support services to both companies' United States cellular operations, which remain separately owned and operated throughout Phase I. The parties are currently in Phase I of the transaction. In May 1996, U S WEST began providing cellular services under the AirTouch Cellular brand name throughout most of its 12 state service area.

In the second phase of the transaction ("Phase II"), the parties will combine certain of their United States cellular properties in a partnership (the "Cellular Partnership"). The closing of Phase II is conditioned upon the satisfaction of certain conditions, including the ability of AirTouch and U S WEST to contribute at least 60% of their respective United States cellular interests to the Cellular Partnership, measured on the basis of the adjusted POPs represented by such interests and, in the case of AirTouch, excluding POPs of the Great Lakes markets. Although the Company and U S WEST are currently seeking to obtain the regulatory and other approvals and consents necessary to enter into Phase II, the Company does not believe that Phase II will commence prior to mid-1997. Under the terms of the parties' agreement, Phase II must occur by July 25, 1998, if all closing conditions have been satisfied. If all closing conditions to Phase II have not been satisfied by July 25, 2004, the agreement will terminate.

As part of the 1994 transaction, the companies also formed an equally owned PCS partnership (the "PCS Partnership"), which is a 50% partner in PrimeCo. The Company and U S WEST plan to contribute their respective interests in the PCS Partnership to the Cellular Partnership. The timing of such contribution is at U S WEST's discretion and will occur either at the commencement of Phase II or at a later date selected by U S WEST, but no later than mid-1998. The Company anticipates that the PCS Partnership will be required to make significant capital contributions to PrimeCo for the buildout of its PCS markets and that it will continue to experience substantial operating losses associated with the start-up phase of the PCS business, which is expected to last several years. Upon contribution of the PCS Partnership to the Cellular Partnership, the Company's relative share of PCS capital investments and operating losses related to the PCS Partnership will increase from 50% to its percentage ownership of the Cellular Partnership.

If the Company and U S WEST were to contribute all of their United States cellular properties (but not their interests in the PCS Partnership) at the commencement of Phase II, the Company would own approximately 74% of the Cellular Partnership and U S WEST would own approximately 26%. However, the actual ownership interest of the Company and U S WEST in the Cellular Partnership at the commencement of Phase II of the transaction or at any given point in time thereafter will depend, among other things, on the ability of the companies to contribute their respective United States cellular properties, the timing of the contributions of such properties, and the timing and value of the PCS Partnership contribution. Some of the cellular interests of AirTouch and U S WEST, including their general partner interests in Los Angeles and Seattle, respectively, are subject to consent provisions in connection with certain transactions. In addition, other partnership interests may, under certain circumstances, be subject to rights of first refusal provisions in favor of third parties. Such provisions may result in certain of the parties' properties not being contributed to the Cellular Partnership. No assurance can be given that any necessary consents will be obtained or that rights of first refusal will not be exercised. A Washington state court has ruled that by entering into the transaction with AirTouch, U S WEST has withdrawn as general partner of its Seattle partnership, entitling the limited partners to attempt to secure unanimous consent to a substitute general partner to purchase U S WEST's partnership interest. The court has also ruled that U S WEST must allow the other limited partners the opportunity to exercise their rights of first refusal with respect to U S WEST's limited partner interest in the Seattle partnership. U S WEST has indicated its intention to appeal the court's order. The Washington court order does not prohibit the parties from proceeding to Phase II of their transaction without the Seattle market. In February 1997, litigation was initiated to resolve similar issues with respect to U S WEST's interests in partnerships that provide cellular service in Tucson, Duluth, Olympia and other rural service area markets.

In the third phase of the transaction ("Phase III"), U S WEST has the right to exchange its interest in the Cellular Partnership for up to 19.9% of the Company's common stock outstanding at the time of the exchange, which right is exercisable after (i) the commencement of Phase II and (ii) the contribution of the PCS Partnership. This right expires on July 25, 2004. Any such exchange would be made at a ratio reflecting the appraised private market value of U S WEST's interest in the Cellular Partnership and the appraised public market value of the shares of the Company's capital stock to be acquired by U S WEST in the exchange. In the event that the value of U S WEST's interest in the Cellular Partnership determined by such appraisals would result in the issuance to U S WEST of more than 19.9% of the Company's then outstanding common stock, U S WEST is entitled to receive the excess in the form of non-voting preferred stock which is redeemable at any time following issuance, at the option of U S WEST, for cash or, at the option of the Company, for the Company's common stock. The Company has amended its stockholder rights agreement so that U S WEST will not be deemed to be an Acquiring Person, as defined therein, by reason of the exchange.

U S WEST also has the right, exercisable between July 25, 1999, and July 25, 2009, to exchange its interest in the Cellular Partnership for common stock of the Company to be held by a trust for purposes of systematic sale to the public. Any such exchange would be made at a ratio reflecting the appraised private market value of U S WEST's interest in the Cellular Partnership and an average trading price of the Company's common stock during a period prior to U S WEST's exercise of the right. U S WEST has the right to cause the exchange to occur either (a) after full relief from certain operational restrictions placed on Bell Operating Companies or July 25, 2004, whichever is later, if there is a deadlock with U S WEST regarding the management of the Cellular Partnership or
(b) at any time after such relief has been obtained, if at such time U S WEST holds less than a 5% interest in the Cellular Partnership.

If U S WEST exercises its right to exchange its interest in the Cellular Partnership for capital stock of the Company, U S WEST will be entitled to representation on the Company's Board of Directors and will be subject to certain voting restrictions. U S WEST is subject to certain standstill restrictions with respect to the Company through July 24, 2004, unless such restrictions are earlier terminated or suspended. U S WEST is also prohibited from selling, exchanging, transferring or otherwise disposing of the Company's common stock received in Phase III (or any interest therein) prior to July 25, 1999 (except for transfers to direct or indirect wholly-owned subsidiaries of U S WEST), and thereafter is subject to certain transfer restrictions and rights of first refusal and is entitled to certain registration rights.

The Company could experience earnings dilution in connection with the contribution of its and U S WEST's United States cellular properties to the Cellular Partnership. The extent of such dilution, which could be material, will depend on the properties contributed and the relative profitability of the Company's and U S WEST's respective operations subsequent to the contributions of such operations. Also, subsequent to the commencement of Phase II, the Company and U S WEST will each deconsolidate for financial reporting purposes the operations they contribute to the Cellular Partnership, using instead the equity method of accounting to report their respective percentage interests in subsequent operating results of the Cellular Partnership. The Company also expects that an issuance of its shares at Phase III would result in per share earnings dilution. The Company cannot precisely assess the future impact of its transaction with U S WEST on the Company's results of operations due to, among other things, uncertainty surrounding: the timing of Phase II; the parties' ability to contribute certain of their cellular properties to the Cellular Partnership; the timing of the contribution of the PCS Partnership to the Cellular Partnership; and the occurrence and timing of Phase III. The Company is currently exploring how best to resolve these uncertainties and achieve the objectives of the transaction.

PRIMECO PERSONAL COMMUNICATIONS. In October 1994, the PCS Partnership between the Company and U S WEST joined with a partnership between Bell Atlantic and NYNEX ("BA/NYN ) to form a partnership to jointly pursue PCS opportunities, called PrimeCo Personal Communications, L.P. PrimeCo is owned equally by the PCS Partnership and BA/NYN, and is governed by a board composed of three members from each of the PCS Partnership and BA/NYN. In March 1995, PrimeCo was awarded eleven 30 MHz PCS licenses covering over 57 million POPs in the Chicago, Dallas, Tampa, Houston, Miami, New Orleans, Milwaukee, Richmond, San Antonio, Jacksonville and Honolulu markets with bids of approximately $1.1 billion. The acquired markets complement the existing United States cellular franchises of the partners. PrimeCo began providing service in 16 cities in November 1996 and continues to develop and expand its PCS systems in its 11 markets. As of December 31, 1996, PrimeCo had over 37,000 customers. The Company has already contributed its share of the PCS license costs and of certain buildout expenses. Additionally, the Company expects to continue to make significant capital contributions to PrimeCo and to experience substantial operating losses associated with the start-up phase of the PCS business, which is expected to last several years. Currently, the Company has a 25% indirect interest in PrimeCo, through an interest in its PCS Partnership with U S WEST. The Company's interest in PrimeCo, and accordingly its share of capital contributions and losses, will increase upon the contribution by the Company and U S WEST of their respective interests in the PCS Partnership to the Cellular Partnership. "See United States Cellular -- Joint Ventures -- U S WEST Transaction."

Either the PCS Partnership or BA/NYN may cause PrimeCo to be dissolved on October 20, 2001, and any PCS properties owned by it to be allocated between them according to agreed criteria. Bell Atlantic and NYNEX each are subject to certain standstill restrictions with respect to the Company through October 20, 2001, unless such restrictions are earlier terminated or suspended.

TOMCOM. Concurrent with the formation of PrimeCo, AirTouch and U S WEST and Bell Atlantic and NYNEX formed another partnership called TOMCOM, L.P. TOMCOM was formed to develop technical and service standards for the partners' wireless properties, pursue national marketing strategies, develop information technology, create a national distribution strategy and implement joint purchasing arrangements. TOMCOM is governed by a board composed of three members from an AirTouch/U S WEST partnership and three members from a Bell Atlantic/NYNEX partnership.

Unlike in the Company's transaction with U S WEST, the agreements with Bell Atlantic and NYNEX do not provide for a merger of cellular properties. Accordingly, each of the AirTouch/U S WEST partnership and the Bell Atlantic/NYNEX partnership will continue to hold such properties separately.

INTERNATIONAL CELLULAR OPERATIONS

The Company's international cellular interests represented over 120 million POPs and 1.7 million proportionate customers at December 31, 1996.

              OVERVIEW OF INTERNATIONAL CELLULAR AND PCS VENTURES
          (ALL INFORMATION AS OF 12/31/96 UNLESS OTHERWISE INDICATED)

                                    MARKET
                                  POPULATION         SERVICE          TOTAL                   TOTAL
                                      (IN          INITIATION        VENTURE     AIRTOUCH   LICENSEES
        COUNTRY/VENTURE          MILLIONS)(1)         DATE          CUSTOMERS   INTEREST(2) IN MARKET
-----------------------------------------------   -------------     ----------  ----------  ---------
Belgium/Belgacom Mobile.........       10.1              1/94(3)      410,000      25.0%        2
Germany/Mannesmann Mobilfunk....       81.5              6/92       2,313,000      34.8%        4
India -- Madhya Pradesh/CCIL....       72.7              2/97               *      49.0%        2
India -- Madras/RPG Cellcom
  Limited.......................        6.7              9/95          11,000      20.0%        2
Italy/Omnitel-Pronto Italia.....       57.5             10/95         713,000      15.5%(4)     2
Japan
  Tokyo Digital Phone Company...       42.2              4/94               *      15.0%        7
  Kansai Digital Phone
     Company....................       20.6              5/94               *      13.0%        7
  Central Japan Digital Phone
     Company....................       14.4              7/94               *      13.0%        7
                                                                    ---------
                                                                    1,845,000
Japan
  Digital TU-KA(5)..............       46.3         1/96-2/97         532,000       4.5%        7
Poland/Polkomtel................       38.9             10/96          49,050      19.3%        3
Portugal/Telecel................       10.5             10/92         331,000      50.9%        2
Romania/MobiFon.................       22.7              3/97              --      10.0%(6)     3
Sweden/NordicTel Holdings.......        8.9              9/92(3)      281,000      51.1%        4
South Korea/Shinsegi............       45.6              4/96         290,000      10.7%        5
Spain/Airtel....................       39.3             10/95         652,000      16.7%(7)     2

---------------
  * Not disclosed

(1) Based on population estimates from a variety of leading publications.

(2) Exclusive of any options, warrants or other rights to increase ownership.

(3) The Company acquired its interest after commercial launch. In Belgium, reflects launch of digital system only; analog system was launched in January 1987.

(4) Indirect ownership interest through Pronto-Italia S.p.A. The Company holds an option to acquire an additional 6.2% indirect interest in Omnitel-Pronto Italia.

(5) Includes Kyushu, Chugoku, Tohoku, Hokkaido, Hokuriku and Shikoku regions. Customers will not be disclosed in proportionate customers because the Company accounts for these investments on a cost basis.

(6) The Company holds an option to purchase an additional 10%.

(7) The Company expects to purchase either an additional 5% or, under certain circumstances, may be obligated to purchase an additional 10% interest in Airtel. The purchase is expected to occur in 1998.

1996 INTERNATIONAL HIGHLIGHTS AND RECENT DEVELOPMENTS

In 1996, the Company increased its ownership interests in its Italian and Spanish ventures. In February 1996, the Polish government awarded Polkomtel, a consortium in which the Company has a 19.3% interest, one of two new national GSM licenses. Polkomtel launched service in October. In November 1996, the Romanian government awarded the consortium in which the Company has a 10% interest a national cellular license. In late 1996, the Company increased its ownership in Telecel, its Portuguese venture, to 50.9%, and Telecel became a publicly traded company when one of its shareholders sold 39.1% of the outstanding shares of

Telecel in a public offering. Telecel's shares are listed on the Lisbon Stock Exchange and are quoted on the SEAQ International.

See Note E to the Company's consolidated financial statements for the year ended December 31, 1996 for a description of certain of the Company's operating results by geographic area.

On March 20, 1997, the Company signed an agreement to acquire an ownership interest in a consortium involved in wireline telecommunications in Germany. The consortium is led by Mannesmann A.G. ("Mannesmann"), which will own 55.5%. The Company will have a 4.5% interest in the consortium with an option to increase its interest to 9% by 2000. The consortium in turn owns a 49.8% interest in Mannesmann Arcor K.G. ("Arcor"), Germany's second largest wireline telecommunications company, and has an option to increase its interest in Arcor to 74.9% by 1999. Deutsche Bahn, Germany's railway company, holds the other 50.2% of Arcor. The Company and Mannesmann jointly own Mannesmann Mobilfunk GmbH, Germany's leading cellular operator.

OWNERSHIP RIGHTS AND OBLIGATIONS

The structure of the Company's international cellular interests typically reflects government preferences or requirements that local owners hold at least a majority interest in their telecommunications licenses. In structuring its international investments, the Company attempts to obtain operating influence through board representation, the right to appoint certain key members of management and consent rights with respect to significant matters, including amounts of capital contributions, incurrence of recourse debt and fundamental corporate transactions. In addition, the Company tries to assure its ability to maintain a position of influence in the Company by obtaining rights of first refusal on future sales and issuances of equity. The particular governance rights of the Company vary from venture to venture, and are often dependent upon the size of the Company's investment relative to other investors. The Company currently has the majority interest in its Portuguese and Swedish ventures, the largest ownership interest in its Spanish venture, the second largest ownership interest in three of its Japanese ventures, and the third largest ownership interest in its Korean and Italian ventures. In Germany, the Company is the only shareholder in addition to the majority shareholder, Mannesmann A.G., and in Belgium, the Company is the sole partner in a joint venture with a telecommunications company a majority of which is state owned.

COMPETITION

While competition varies from market to market, in general competition is increasing in every international market in which the Company's ventures operate. See "Business -- Investment Considerations -- Competition."

TECHNOLOGY

LEAD TECHNOLOGICAL PARTNER. The Company usually plays the lead role in the design, construction and maintenance of the cellular networks for the ventures in which it has ownership interests. For example, the Company has taken the technical lead in the development of the digital systems in Belgium, Germany, India (Madras and Madhya Pradesh), Italy, Poland, Portugal, Sweden, South Korea and Spain, as well as for the network under construction in Romania, and was integrally involved in the design and construction of three of the systems in Japan. In each of those markets, the Company has appointed the chief technical officer, who is responsible for network construction and technical operations.

GSM. The Company's cellular systems in Europe and India conform to the GSM digital cellular standard. Developed by a standards body within the European Telecommunications Standards Institute with substantial input from the Company's engineers, the GSM standard is a wide-band TDMA standard substantially different from United States TDMA technology and has been adopted in more than 109 countries worldwide, including all those in the EU and others such as Australia, New Zealand, Singapore, Hong Kong and South Africa. The Company's German venture, Mannesmann Mobilfunk GmbH, was the first GSM system to offer commercial service. One of the Company's European employees currently holds the position of Chairman of the GSM MOU Association, an organization with 229 members representing 109 countries that oversees GSM technical standards and promotes the use and evolution of GSM throughout the world.

JAPAN DIGITAL CELLULAR STANDARD. The technology utilized by the Company's Japanese ventures represents Japan's entry into second-generation cellular communications. The Japan Digital Cellular standard uses narrowband Japanese TDMA technology and allows enhanced roaming potential and expanded supplementary services potential. To provide service to customers away from their home regions, all of the Company's Japanese ventures are implementing automatic roaming throughout their combined coverage areas. Customers of any of the companies will be able to initiate and receive calls anywhere within the combined coverage area.

KOREAN CDMA. The Company's cellular venture in South Korea employs CDMA technology, developed by Samsung, Lucent and Hyundai under a license from QUALCOMM.

NEW OPPORTUNITIES

The Company constantly evaluates opportunities to increase its ownership in its existing international ventures, especially where contractual rights of first refusal provide the Company with favorable opportunities. The Company also plans to continue pursuing selected opportunities to acquire new interests in wireless systems throughout the world. The Company believes that its proven technical, operating and marketing expertise make it a highly desired participant in consortia formed to pursue new international opportunities and that such expertise has been a significant factor in the success of the subsequent license applications by its consortia.

The Company measures each international investment against such criteria as demographic factors, the degree of economic, political and regulatory stability, the quality of local partners and the degree to which the Company would control or meaningfully participate in management. Until recently, the Company's primary focus in pursuing licenses had been Western Europe and Asia because the Company believes that these regions provide the highest potential for value creation; however, the Company has increasingly been considering opportunities in other parts of the world. The Company is currently pursuing licenses in Brazil and in Greece, and expects to pursue other opportunities in the future. The pursuit of new international wireless telecommunications opportunities is expected to remain highly competitive. The trend toward awarding new licenses on the basis of an auction rather than on merit-based selection criteria may limit the Company's ability to win new licenses, particularly if competing bidders place a higher value on the license or have less stringent return requirements than the Company.

PAGING

The Company offers local, regional, statewide, and nationwide paging services under the AirTouch Paging brand name in over 170 markets in 32 states. As of December 31, 1996, the Company had approximately 2.9 million paging units in service. Based upon industry surveys, the Company was among the largest providers of paging services in the United States. The Company's growth strategy is to expand into new markets through start-ups or acquisitions, to increase its share in existing markets by providing superior customer service, to refine its mix of distribution channels, and to provide new narrowband PCS services.

SERVICES AND MARKETING

The Company currently offers numeric display, alphanumeric, tone-only, and tone and voice paging service. The Company offers, under the name AirTouch America(R), nationwide coverage on its own nationwide frequencies and as a reseller of nationwide common carrier paging services. The Company offers several enhanced features, including voice mail retrieval, Internet paging origination, and news information services. The Company's paging revenues consist primarily of monthly charges for paging service and equipment rental. The Company utilizes a decentralized marketing approach that is tailored to each market to promote and sell its paging services. In all of its markets, the Company relies on both direct and indirect sales channels.

In 1994, the Company acquired one nationwide 50/12.5 KHz narrowband PCS license and three regional 50/12.5 KHz licenses covering the Northeast, Central and Western regions of the United States. Narrowband PCS may include advanced two way acknowledgment paging, data messaging, electronic mail, facsimile transmissions and voice paging. The Company is currently evaluating different technology platforms from different suppliers to provide the infrastructure and customer equipment for its narrowband PCS services. The Company expects to conduct trials of narrowband PCS in certain markets in 1997. The Company under its narrowband PCS licenses is required to construct systems serving 37.5% of the population of the license area within 5 years of the initial license grant date and 75% of the population of the license area within 10 years.

COMPETITION

The Company's paging operations face intense competition from other paging carriers and other wireless services. Paging systems compete primarily on the basis of system reliability, geographic coverage, customer service and price. The Company believes that its extensive experience in the paging business and emphasis on customer service and cost control make it an effective paging competitor. Competition is expected to intensify in 1997 when some of the Company's competitors begin offering narrowband PCS in the Company's paging markets. Long-distance carriers, such as AT&T, Sprint and MCI, have also entered the paging market as resellers. In addition, the paging industry has experienced consolidation, with paging carriers being acquired by other larger paging carriers. The largest carrier now has approximately 9 million units in service and the second largest has over 4 million units in service.

PAGING MARKET AREA LICENSING

On February 24, 1997, the FCC issued a Report and Order providing for market area licensing on all exclusive paging channels to be awarded via auction. The FCC will cease accepting any new paging license applications. The Company was formally awarded three nationwide paging licenses which will not be subject to auction. Even if the Company is not awarded market area licenses for its existing markets, the Company will continue to hold its existing paging authorizations and will be permitted to add new facilities inside its existing geographic contours but will not be permitted to expand coverage outside existing areas.

INTERNATIONAL

Through Telecel, the Company owns a 50.9% interest in Telechamada-Servico de Chamada de Pessoas, S.A., a Portuguese paging company. The Company also holds a 17.5% indirect interest in Sistelcom-Telemensaje, S.A., a Spanish paging company.

OTHER SERVICES

TELETRAC. In January 1996, the Company sold its vehicle location and fleet tracking services business.

GLOBALSTAR. The Company holds a 6.4% interest in Globalstar, L.P. ("Globalstar"), a limited partnership led by Loral Space & Communications Corporation Ltd. ("Loral") and QUALCOMM that will construct and operate a satellite-based network utilizing CDMA technology to offer communications services on a worldwide basis. The initial satellite launches are expected to take place in late 1997 and 1998, with initial operations expected to begin in late 1998 and commercial service expected to commence in 1999. The Company has exclusive service provider status in the United States, Austria, Belgium, the Caribbean, Indonesia, Japan, Malaysia, The Netherlands, Portugal and Switzerland. In 1995, the Company initiated formation of a venture with Sime Darby to provide Globalstar services in Malaysia. In 1996, the Company initiated formation of a venture with Intidaya Sistelindomitra to provide Globalstar services in Indonesia. The Company has entered into agreements with Loral to provide Globalstar service in Canada and Mexico. The Company and Loral have selected Telefonica Autrey, S.A. de C.V. as their partner to develop Globalstar service in Mexico and Canadian Satellite Communications, Inc. as their partner to develop service in Canada.

INTERNATIONAL LONG DISTANCE. The Company presently holds a 10% interest in International Digital Communications ("IDC"). IDC provides long-distance telephone service between Japan and 178 other countries, including the United States, to business and residential customers. IDC also offers private leased circuit services between Japan and 57 other countries. In 1991, IDC began offering service over a 5,200 mile undersea fiber optic cable. For the fiscal year ended March 31, 1997, IDC had gross revenues of approximately $600 million.

EMPLOYEES

At December 31, 1996, the Company and its wholly owned subsidiaries had approximately 8,800 employees. None of the Company's United States employees are represented by a labor organization, although employees of certain international subsidiaries are represented by unions or trade organizations. Management considers its relations with the Company's employees to be good.

REGULATION

UNITED STATES

GENERAL. The Company's United States cellular, paging and PCS licenses are issued and regulated by the FCC. In addition, certain aspects of the Company's United States wireless operations may be subject to public utility regulation in the state in which service is provided and to local regulations. States are preempted from regulating cellular and paging rates and market entry, but may regulate certain other terms and conditions of cellular and paging service. The Company does not anticipate that such state regulation will interfere with efficient operation of its wireless businesses. The location and construction of wireless service facilities are also often subject to state or local zoning, land use and other local regulation and fees.

TELECOMMUNICATIONS LEGISLATION. The Telecommunications Act of 1996 (the "Act") fundamentally changed the rules and regulations under which all United States providers of telecommunications services operate. The Act preserved the regulatory environment for wireless operators by not imposing rate regulation. The Act modifies requirements for local telephone companies to provide interconnection services to commercial mobile radio service carriers. In late 1996 and early 1997, the Company executed new cellular interconnection agreements with the major local carriers in its managed markets that are expected to result in substantial savings on the Company's interconnect costs in 1997. The FCC is expected to issue rules pursuant to the Act establishing mechanisms pursuant to which telecommunications providers would subsidize telephone service for rural and low-income customers, also known as universal service.

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

ITEM 2.  PROPERTIES.

For each market served by the Company's cellular operations, the Company or its venture maintains at least one sales or administrative office and many transmitter and antenna sites. Some of the facilities are leased and some are owned. The Company also maintains both owned and leased sales and administrative facilities for its paging services. The Company believes that its facilities are suitable for its current business and that additional facilities will be available to satisfy its foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS.

In November 1993, a class action complaint was filed on behalf of the Company's cellular customers in Orange County Superior Court naming, among others, the Company. This complaint alleges certain facts, including a similarity in the pricing structures of the two defendant cellular carriers, which plaintiffs contend are circumstantial evidence that the Company, as general partner of Los Angeles SMSA Limited Partnership, and Los Angeles Cellular Telephone Company conspired to fix the prices of retail and wholesale cellular radio services in the Los Angeles market. The complaints seek damages for the class "in a sum in excess of $100,000,000." A similar agent case was settled for an immaterial amount. Trial has been set for July 7, 1997. The Company does not believe that this proceeding will have a material adverse effect on the Company's financial position or results of operations.

In 1994, two class action complaints were filed on behalf of the Company's cellular customers, one in San Diego County Superior Court and one in the United States District Court for the Southern District of California, alleging that there is circumstantial evidence that the Company and U S West colluded to fix the prices of retail and wholesale cellular radio services in the San Diego market by setting their initial basic rates for cellular service at nearly identical levels and having similar basic rates thereafter. Plaintiffs estimate the damages to the class at between $46 million and $69 million. The state case has been stayed pending the outcome of the federal case. A class has been certified and the defendants motion for summary judgment was heard in November 1996. Two additional cases, one in Orange County and one in San Diego, have been brought by a number of individual agents against the Company and others. Each contains allegations similar to those in the San Diego and Orange County price fixing cases, and also allegations of various business torts and monopolization. One case seeks damages of approximately $80 million and the other approximately $50 million. The Company is vigorously defending these suits and does not believe that these proceedings will have a material adverse effect on the Company's financial position or results of operations.

In 1994, a class action complaint was filed on behalf of the Company's cellular customers in San Francisco County Superior Court alleging certain facts, including a similarity in the pricing structures of the two competitors, which plaintiffs contend is circumstantial evidence of a tacit conspiracy between Bay Area Cellular Telephone Company, in which the Company has an indirect interest, and GTE Mobilnet to fix the prices of retail and wholesale cellular radio services in the San Francisco Bay Area market. A class has been stipulated and discovery has begun. In 1996, an almost identical class action complaint was filed by a different plaintiff in Alameda County Superior Court against Bay Area Cellular Telephone Company, GTE Mobilnet and a number of other companies, including the Company. It alleges essentially the same facts as the San Francisco case alleges. The two cases have been assigned to a single judge for coordination. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position or results of operations.

The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these various other proceedings cannot be ascertained, management does not expect that they will have a material adverse effect on the results of operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the persons who serve as executive officers of the Company. The executive officers serve at the pleasure of the Board of Directors and are subject to removal at any time.

              NAME             AGE                       POSITION AND OFFICES HELD
    -------------------------  ---     -------------------------------------------------------------
    Sam Ginn                   60      Chairman of the Board and Chief Executive Officer
    Arun Sarin                 42      President and Chief Operating Officer
    Mohan S. Gyani             45      Executive Vice President and Chief Financial Officer
    Margaret G. Gill           57      Senior Vice President, Legal, External Affairs and Secretary
    Brian R. Jones             46      Senior Vice President; President of AirTouch Cellular
    Michael Miron              41      Vice President, Corporate Strategy and Development
    F. Craig Farrill           44      Vice President, Strategic Technology
    Louis C. Golm              55      Vice President; President of AirTouch International

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

Mr. Sarin became President and Chief Operating Officer on February 1, 1997. He was named Vice Chairman of the Board in August 1995, and was President and Chief Executive Officer of AirTouch International from May 1995 until February 1, 1997. He was Senior Vice President, Corporate Strategy/Development and International Operations until August 1995, and was also responsible for Human Resources through 1994. He was Vice President, Organization Design of Pacific Telesis Group from March 1993 to April 1994. Mr. Sarin joined Pacific Telesis Group in 1984 and held a variety of positions there until the spin-off of the Company in April 1994.

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

Mrs. Gill became Senior Vice President, Legal, External Affairs and Secretary of the Company in January 1994. She had been a partner in the law firm of Pillsbury Madison & Sutro since 1973 and was the head of the firm's Corporate and Securities Group. Mrs. Gill is a director of CNF Transportation Inc.

Mr. Jones became Senior Vice President of the Company and President of AirTouch Cellular in February 1997. From March 1992 until that time he was Executive Vice President of AirTouch Cellular and General Manager of the Los Angeles market. From March 1990 to March 1992 he was President of the Company's subsidiary operating in Michigan. Prior to joining the Company in 1984, Mr. Jones worked for AT&T International.

Mr. Miron has been Vice President, Corporate Strategy and Development since April 1996. Prior to joining the Company, Mr. Miron was Managing Director, Strategic Planning and Analysis at Salomon Brothers Inc. Mr. Miron joined Salomon Brothers Inc. in 1990.

Mr. Farrill became Vice President, Strategic Technology of the Company in June 1996. From June 1991 until that time he served as Vice President of Technology, Planning and Development of the Company. Prior to joining the Company in 1986, Mr. Farrill was Vice President of Engineering for Communications Industries, Inc.

Mr. Golm became Vice President in February 1997. From 1994 until that time, he served as President and Chief Executive Officer of AT&T Japan. From 1991 to 1994, Mr. Golm was Vice President -- Business Network Sales for AT&T Business Communications Services. Mr. Golm first joined AT&T in 1964.

                                    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Exchange.

Set forth below are the high and low sales prices for the Company's Common Stock for each full quarterly period within the two most recent fiscal years as reported on the New York Stock Exchange.

          STOCK TRADING--COMMON

                                  1995                     HIGH    LOW     CLOSE
                -----------------------------------------  ----    ---     -----
                First Quarter                              30      25 7/8  27 1/4
                Second Quarter                             29 1/4  23 7/8  28 1/2
                Third Quarter                              35 5/8  28 1/4  30 5/8
                Fourth Quarter                             32 1/4  26 1/4  28 1/8
                12 Months 1995                             35 5/8  23 7/8  28 1/8

                                  1996                     HIGH    LOW     CLOSE
                -----------------------------------------  ----    ---     -----
                First Quarter                              33 5/8  25 5/8  31 1/8
                Second Quarter                             33 1/8  27 5/8  28 1/4
                Third Quarter                              29 5/8  25      27 5/8
                Fourth Quarter                             28 3/8  24 7/8  25 1/4
                12 Months 1996                             33 5/8  24 7/8  25 1/4

The number of holders of record of the Company's Common Stock as of March 20, 1997 was 630,269.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this Item is set forth in the Company's 1996 Annual Report to Stockholders on pages 12 through 15, which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this Item is set forth in the Company's 1996 Annual Report to Stockholders on pages 16 through 25, which portions are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth in the Company's 1996 Annual Report to Stockholders on pages 27 through 53, which portions are incorporated herein by reference, and in Part IV of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The information required by this Item is set forth in the Company's Current Report on Form 8-K: Date of Report: June 30, 1995, which is incorporated herein in its entirety by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is set forth under "Executive Officers of the Registrant" at the end of Part I of this report and under the headings "Class III -- Nominees for Election", "Class II -- Directors Continuing in Office Until the 1998 Annual Meeting of Stockholders," "Class I -- Directors Continuing in Office Until the 1999 Annual Meeting of Stockholders" and "Compliance with Section 16(a) of the Exchange Act" in the Company's 1997 Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the headings "Director Compensation," "Executive Compensation" and "Employment Contracts and Termination of Employment or Change-in-Control Arrangements" in the Company's 1997 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1997 Proxy Statement, which sections are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is set forth under the heading "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

     1. Financial Statements:

        AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

           The financial statements required by this Item are set forth in the Company's 1996 Annual Report to Stockholders on pages 27 through 53, which portions are incorporated herein by reference.

        CMT PARTNERS
               Report of Independent Accountants
               Consolidated Balance Sheets -- December 31, 1996 and 1995
               Consolidated Statements of Income and Changes in Partners' Equity -- For
                the years ended December 31, 1996, 1995 and 1994
               Consolidated Statements of Cash Flows -- For the years ended December 31,
                1996, 1995, and 1994
               Notes to Financial Statements
               Financial Statement Schedule
               Report of Independent Accountants
               Schedule II -- Valuation and Qualifying Accounts and Reserves
               Report of Independent Accountants (Kansas Combined Cellular)

        MANNESMANN MOBILFUNK GMBH
               Independent Auditors' Report
               Balance Sheets -- December 31, 1996 and 1995
               Statements of Income -- Years ended December 31, 1996, 1995 and 1994
               Statements of Capital Subscribers' Equity -- Years ended December 31,
                1996, 1995 and 1994
               Statements of Cash Flows -- Years ended December 31, 1996, 1995 and 1994
               Notes to Financial Statements

        NEW PAR

           The financial statements required by this Item are incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1995, pages S-34 to S-53, File No. 1-12342.

        CELLULAR COMMUNICATIONS, INC.

           The financial statements required by this Item are incorporated herein by reference to the Cellular Communications, Inc. Annual Report on Form 10-K for the period ended December 31, 1995, Item 8 and Item 14(a) and (d), File No. 1-10789.

      2. Financial Statement Schedules:

        AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
               Report of Independent Accountants (Price Waterhouse LLP)
               Report of Independent Accountants (Coopers & Lybrand L.L.P.)
               Schedule II -- Valuation and Qualifying Accounts and Reserves

           Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements or in the other financial statements listed under Item 14(a)(1) above.

      3. Exhibits.

Exhibits identified in parentheses below, on file with the Commission, are incorporated by reference as exhibits hereto.

EXHIBIT
NUMBER                                        DESCRIPTION
------     ---------------------------------------------------------------------------------
  3.1      Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on September 19, 1994 (Exhibit 3.1 to the Company's Form
           8-K -- Date of Report: December 15, 1994, File No. 1-12342)
  3.2      Designation, Preferences and Rights of Series A Participating Preferred Stock of
           the Company, as filed with the Secretary of State of the State of Delaware on
           December 15, 1994 (Exhibit 3.2 to the Company's Form 8-B, File No. 1-12342, filed
           January 27, 1995)
  3.3      Amended By-laws of the Company as of June 13, 1996 (Exhibit 3 to the Company's
           Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No.
           1-12342)
  4.1      Form of Common Stock certificate (Exhibit 4.1 to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1994, File No. 1-12342))
  4.2      Rights Agreement between the Company and The Bank of New York, Rights Agent, dated as of September 19, 1994 (Exhibit 4 to the Company's Current Report on Form
           8-K -- Date of Report: December 15, 1994, File No. 1-12342)
  4.3      Certificate of Designation, Preferences and Rights of Class B Preferred Stock,
           Series 1996
  4.4      Certificate of Designation, Preferences and Rights of Class C Preferred Stock,
           Series 1996
  4.5      Indenture dated as of July 16, 1996 between the Company and The First National
           Bank of Chicago, as trustee (Exhibit 4.1 to the Company's Quarterly Report on
           Form 10-Q for the period ended June 30, 1996, File No. 1-12342)
  4.6      First Supplemental Indenture dated as of July 16, 1996 between the Company and
           The First National Bank of Chicago, as trustee (Exhibit 4.1 to the Company's
           Current Report on Form 8-K, Date of Report: July 3, 1996, File No. 1-12342)
  4.7      Second Supplemental Indenture dated as of July 16, 1996 between the Company and
           The First National Bank of Chicago, as trustee (Exhibit 4.1 to the Company's
           Current Report on Form 8-K, Date of Report: July 11, 1996, File No. 1-12342)
  4.8      Third Supplemental Indenture dated as of October 7, 1996 between the Company and
           The First National Bank of Chicago, as trustee (Exhibit 4.1 to the Company's
           Current Report on Form 8-K: Date of Report: October 2, 1996, File No. 1-12342)
 10.1      Joint Venture Agreement between Mannesmann Kienzle GmbH, Pacific Telesis
           Netherlands B.V., Cable and Wireless plc, DG Bank Deutsch Genossenschaftsbank and
           Lyonnaise des Eaux SA dated June 30, 1989 (Exhibit 10.43 to the Company's
           Registration Statement on Form S-1, Registration No. 33-68012, filed August 27,
           1993)
 10.2      Agreement and Plan of Merger dated as of April 5, 1996, as amended and restated
           as of July 12, 1996 among CCI, the Company, and AirTouch Cellular (Exhibit 2.1 to
           the Company's Registration Statement on Form S-4, No. 333-03107)
 10.3      Separation Agreement by and between the Company and Pacific Telesis Group, dated as of October 7, 1993 (Exhibit 10.1 to the Company's Registration Statement on
           Form S-1, Registration No. 33-68012, filed August 27, 1993)

EXHIBIT
NUMBER                                        DESCRIPTION
------     ---------------------------------------------------------------------------------
 10.4      Amendment No. 1 to Separation Agreement between the Company and Pacific Telesis
           Group, dated November 2, 1993 (Exhibit 10.2 to the Company's Annual Report on
           Form 10-K for the period ended December 31, 1993, File No. 1-12342)
 10.5      Amendment No. 2 to Separation Agreement between the Company and Pacific Telesis
           Group, dated as of March 25, 1994 (Exhibit 10.6 to the Company's Annual Report on
           Form 10-K for the period ended December 31, 1994, File No. 1-12342)
 10.6      Amendment No. 3 to Separation Agreement between the Company and Pacific Telesis
           Group, dated as of April 1, 1994 (Exhibit 10.7 to the Company's Annual Report on
           Form 10-K for the period ended December 31, 1994, File No. 1-12342)
 10.7      Amendment No. 4 to Separation Agreement between the Company and Pacific Telesis
           Group, dated as of March 21, 1995 (Exhibit 10.8 to the Company's Annual Report on
           Form 10-K for the period ended December 31, 1995, File No. 1-12342)
 10.8      Amended and Restated Joint Venture Organization Agreement dated as of September
           30, 1995 between the Company and U S WEST Inc. (Exhibit 2.1 to the Company's
           Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No.
           1-12342)
 10.9      Amended and Restated Agreement of Limited Partnership of WMC Partners, L.P. dated as of September 30, 1995 by and between the Company and U S WEST Inc. (Exhibit
           10.1 to the Company's Quarterly Report on Form 10-Q for the period ended
           September 30, 1995, File No. 1-12342)
 10.10     First Amendment to Amended and Restated Agreement of Limited Partnership of WMC
           Partners, L.P. dated as of April 16, 1996 between the Company and U S WEST Inc.
           (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended
           June 30, 1996, File No. 1-12342)
 10.11     Amended and Restated Agreement of Limited Partnership of PCS Nucleus, L. P. dated as of September 30, 1995 by and between the Company and U S WEST Inc. (Exhibit
           10.2 to the Company's Quarterly Report on Form 10-Q for the period ended
           September 30, 1995, File No. 1-12342)
 10.12     First Amendment to Amended and Restated Agreement of Limited Partnership of PCS
           Nucleus, L.P. dated as of April 16, 1996 between the Company and U S WEST Inc.
           (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended
           June 30, 1996, File No. 1-12342)
 10.13     Amended and Restated Investment Agreement dated as of September 30, 1995 by and between the Company and U S WEST Inc. (Exhibit 10.3 to the Company's Quarterly
           Report on Form 10-Q for the period ended September 30, 1995, File No. 1-12342)
 10.14     First Amendment to Amended and Restated Investment Agreement dated as of April
           16, 1996 between the Company and U S WEST Inc. (Exhibit 10.4 to the Company's
           Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No.
           1-12342)
 10.15     Amended and Restated Agreement of Exchange dated as of September 30, 1995 by and between the Company and U S WEST Inc. (Exhibit 10.4 to the Company's Quarterly
           Report on Form 10-Q for the period ended September 30, 1995, File No. 1-12342)
 10.16     First Amendment to Amended and Restated Agreement of Exchange dated as of April
           16, 1996 between the Company and U S WEST Inc. (Exhibit 10.5 to the Company's
           Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No.
           1-12342)
 10.17     Amended and Restated Trust Agreement of Exchange dated as of September 30, 1995 by and between the Company and U S WEST Inc. (Exhibit 10.5 to the Company's
           Quarterly Report on Form 10-Q for the period ended September 30, 1995, File No.
           1-12342)
 10.18     First Amendment to Amended and Restated Trust Agreement of Exchange dated as of
           April 16, 1996 between the Company and U S WEST Inc. (Exhibit 10.6 to the
           Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, File
           No. 1-12342)

EXHIBIT
NUMBER                                        DESCRIPTION
------     ---------------------------------------------------------------------------------
 10.19     Agreement of Limited Partnership dated as of October 20, 1994 between CELLCO
           Partnership and WMC Partners, L.P. (Exhibit 10.1 to the Company's Form
           8-K -- Date of Report: October 20, 1994, File No. 1-12342)
 10.20     Agreement of Limited Partnership dated as of October 20, 1994 of PrimeCo, L.P.
           (Exhibit 10.2 to the Company's Form 8-K -- Date of Report: October 20, 1994, File
           No. 1-12342)
 10.21     Standstill Agreement dated as of October 20, 1994 between AirTouch
           Communications, Inc. and Bell Atlantic Corporation (Exhibit 10.3 to the Company's
           Form 8-K -- Date of Report: October 20, 1994, File No. 1-12342)
 10.22     Standstill Agreement dated as of October 20, 1994 between AirTouch Communications and NYNEX Corporation (Exhibit 10.4 to the Company's Form 8-K -- Date of Report:
           October 20, 1994, File No. 1-12342)
 10.23     Standstill Agreement dated as of October 20, 1994 between AirTouch Communications and CELLCO Partnership (Exhibit 10.5 to the Company's Form 8-K -- Date of Report:
           October 20, 1994, File No. 1-12342)
 10.24     Credit Agreement between the Company, Bank of America National Trust and Savings
           Association and The Other Financial Institutions Party Thereto dated July 20,
           1995 (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, File No. 1-12342)
 10.25     Amended and Restated Partnership Agreement dated as of September 1, 1993 by and between Members of the PacTel Group and Members of the McCaw Group (Exhibit 28(a)
           to McCaw Cellular Communications, Inc. Current Report on Form 8-K for the period ended October 1, 1991, File No. 0-16051)
 10.26     Representative Employment Agreement for Messrs. Ginn, Sarin, Gyani, Jones,
           Farrill and Golm and Mrs. Gill
 10.27     Representative Employment Agreement for other officers of the Company
 10.28     Form of Indemnity Agreement between the Company and each of its directors and certain officers (Exhibit 10.24 to the Company's Annual Report on Form 10-K for
           the period ended December 31, 1994, File No. 1-12342)
 10.29     Trust Agreement No. 1 for AirTouch Communications, Inc. Supplemental Executive
           Pension Plan Benefits (Exhibit 10.25 to the Company's Annual Report on Form 10-K
           for the period ended December 31, 1994, File No. 1-12342)
 10.30     AirTouch Communications, Inc. Deferred Compensation Plan (Exhibit 10.26 to the
           Company's Form 10-K for the period ended December 31, 1994, File No. 1-12342)
 10.31     AirTouch Communications, Inc. Deferred Compensation Plan for Nonemployee
           Directors (Exhibit 10.10 to the Company's Annual Report on Form 10-K for the
           period ended December 31, 1993, File No. 1-12342)
 10.32     AirTouch Communications, Inc. Supplemental Executive Pension Plan -- Second
           Amendment and Restatement Effective as of April 1, 1994
 10.33     AirTouch Communications, Inc. Executive Life Insurance Plan (Exhibit 10.13 to the
           Company's Annual Report on Form 10-K for the period ended December 31, 1993, File
           No. 1-12342)
 10.34     AirTouch Communications, Inc. Executive Long-Term Disability Plan (Exhibit 10.14
           to the Company's Annual Report on Form 10-K for the period ended December 31,
           1994, File No. 1-12342)
 10.35     Description of the Company's Business Travel Accident Insurance for Non-Employee
           Directors (Exhibit 10.31 to the Company's Annual Report on Form 10-K for the
           period ended December 31, 1994, File No. 1-12342)

EXHIBIT
NUMBER
------
 10.36   AirTouch Communications, Inc. 1993 Long-Term Stock Incentive Plan -- Second
         Amendment and Restatement Effective as of December 15, 1994 (Exhibit 10.33 to the
         Company's Annual Report on Form 10-K for the period ended December 31, 1995, File
         No. 1-12342)
 10.37   Description of the Executive Financial Counseling Program (Exhibit 10.34 to the
         Company's Annual Report on Form 10-K for the period ended December 31, 1995, File
         No. 1-12342)
 10.38   Consulting Agreement with Executive Officer
 13      1996 Annual Report to Security Holders -- Financial Section
 21      Subsidiaries of the Registrant
 23.1    Consent of Price Waterhouse LLP
 23.2    Consent of Coopers & Lybrand L.L.P.
 23.3    Consent of Ernst & Young LLP (CCI)
 23.4    Consent of KPMG Deutsche Treuhand-Gesellschaft (Mannesmann Mobilfunk GmbH)
 23.5    Consent of Coopers & Lybrand L.L.P. (CMT Partners)
 23.6    Consent of Ernst & Young LLP (New Par)
 23.7    Consent of Arthur Andersen LLP (Kansas Combined Cellular)
 24      Power of Attorney
 27      Financial Data Schedule
 99.1    The Company's Current Report on Form 8-K: Date of Report: June 30, 1995, File No.
         1-12342 (Exhibit 99.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 1995)
 99.2    Coopers & Lybrand L.L.P. Report of Independent Accountants on the Company's
         consolidated financial statements for the period ended December 31, 1994
 99.3    Cellular Communications, Inc. financial statements for each of the three years in the period ended December 31, 1995 (incorporated by reference to Cellular
         Communications, Inc. Annual Report on Form 10-K for the period ended December 31,
         1995, Item 8 and Item 14(a) and (d), File No. 1-10789)
 99.4    New Par financial statements for each of the three years in the period ended
         December 31, 1995 (incorporated by reference to the Company's Annual Report on Form
         10-K for the period ended December 31, 1995, page S-34 to S-53, File No. 1-12342)

(b) Reports on Form 8-K:

        Date of Report: October 4, 1996

           Item 7. Financial Statements and Exhibits

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AIRTOUCH COMMUNICATIONS, INC.

                                          By: /s/ MOHAN S. GYANI
                                            ------------------------------------
                                            Mohan S. Gyani
                                            Executive Vice President and
                                            Chief Financial Officer
Date: March 20, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURES                                         TITLE
---------------------------------------------   ----------------------------------------------
                  SAM GINN*                     Chairman of the Board and Chief Executive
---------------------------------------------   Officer (Principal Executive Officer)
                  Sam Ginn

             /s/ MOHAN S. GYANI                 Executive Vice President and Chief Financial
---------------------------------------------   Officer (Principal Financial and Accounting
               Mohan S. Gyani                   Officer)

                 ARUN SARIN*                    President and Chief Operating Officer and
---------------------------------------------   Director
                 Arun Sarin

                 C. LEE COX*                    Vice Chairman of the Board
---------------------------------------------
                 C. Lee Cox

               CAROL A. BARTZ*                  Director
---------------------------------------------
               Carol A. Bartz

             MICHAEL J. BOSKIN*                 Director
---------------------------------------------
              Michael J. Boskin

              DONALD G. FISHER*                 Director
---------------------------------------------
              Donald G. Fisher

                 PAUL HAZEN*                    Director
---------------------------------------------
                 Paul Hazen

                ARTHUR ROCK*                    Director
---------------------------------------------
                 Arthur Rock

             CHARLES R. SCHWAB*                 Director
---------------------------------------------
              Charles R. Schwab

              GEORGE P. SHULTZ*                 Director
---------------------------------------------
              George P. Shultz

           *By: /s/ MOHAN S. GYANI
---------------------------------------------
 Mohan S. Gyani, Attorney-in-fact Executive
 Vice President and Chief Financial Officer
            Date: March 20, 1997

                                    INDEX TO
           SEPARATE FINANCIAL STATEMENTS OF SIGNIFICANT ENTITIES NOT CONSOLIDATED AND AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                            FINANCIAL STATEMENT SCHEDULE

CMT PARTNERS
  Report of Independent Accountants...................................................    S-3
  Consolidated Balance Sheets -- December 31, 1996 and 1995...........................    S-4
  Consolidated Statements of Income and Changes in Partners' Equity -- for the years
     ended December 31, 1996, 1995, and 1994..........................................    S-5
  Consolidated Statements of Cash Flows -- for the years ended December 31, 1996,
     1995, and 1994...................................................................    S-6
  Notes to Financial Statements.......................................................    S-7
  Financial Statement Schedule
     Report of Independent Accountants................................................   S-13
     Schedule II -- Valuation and Qualifying Accounts and Reserves....................   S-14
  Report of Independent Public Accountants (Kansas Combined Cellular).................   S-15

MANNESMANN MOBILFUNK GMBH
  Independent Auditors' Report........................................................   S-17
  Balance Sheets -- December 31, 1996 and 1995........................................   S-18
  Statements of Income -- Years ended December 31, 1996, 1995 and 1994................   S-19
  Statements of Capital Subscribers' Equity -- Years ended December 31, 1996, 1995,
     and 1994.........................................................................   S-20
  Statements of Cash Flows -- Years ended December 31, 1996, 1995 and 1994............   S-21
  Notes to Financial Statements.......................................................   S-22

AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
  Financial Statement Schedule
     Report of Independent Accountants (Price Waterhouse LLP).........................    X-1
     Report of Independent Accountants (Coopers & Lybrand L.L.P.).....................    X-2
     Schedule II -- Valuation and Qualifying Accounts and Reserves....................    X-3

                                  CMT PARTNERS

                                ---------------

                       CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of CMT Partners:

We have audited the accompanying consolidated balance sheets of CMT Partners (the Partnership) as of December 31, 1996 and 1995 and the related consolidated statements of income and changes in partners' equity and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Kansas Combined Cellular, which statements reflect (in thousands) total assets of $78,229 and $57,332 as of December 31, 1996 and 1995, respectively, and total revenues of $87,180, $78,472, and $49,027, for the years ended December 31, 1996, 1995, and 1994, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kansas Combined Cellular, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CMT Partners as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995, and 1994 in conformity with generally accepted accounting principles.

/s/  Coopers & Lybrand L.L.P.

San Francisco, California
February 14, 1997

                                  CMT PARTNERS

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                           1996         1995
                                                                         --------     --------
  ASSETS
Current assets:
  Cash and cash equivalents............................................  $  5,040     $  1,317
  Accounts receivable:
     Trade accounts receivable, net of allowance for doubtful accounts
      of $9,406 and $4,819 in 1996 and 1995, respectively..............    90,514       79,735
     Other accounts receivable, net of allowance for doubtful accounts
      of $1,747 and $870 in 1996 and 1995, respectively................    27,032       25,520
  Due from affiliates..................................................        --          210
  Inventory............................................................     6,210       12,205
  Other................................................................     3,833        4,961
                                                                         --------     --------
          Total current assets.........................................   132,629      123,948
Property and equipment, net of accumulated depreciation of $237,924 and
  $189,143 in 1996 and 1995, respectively..............................   265,455      224,798
Unconsolidated investment..............................................   129,984      104,574
Intangibles, net of accumulated amortization of $37,468 and $34,368 in
  1996 and 1995, respectively..........................................    73,024       73,864
                                                                         --------     --------
                                                                         $601,092     $527,184
                                                                         ========     ========
  LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable.....................................................  $ 17,783     $ 21,814
  Accrued expenses.....................................................    47,663       30,557
  Other current liabilities............................................    14,396        5,699
                                                                         --------     --------
          Total current liabilities....................................    79,842       58,070
                                                                         --------     --------
  Minority interests...................................................    14,667       14,226
                                                                         --------     --------
Commitments and contingencies (Note 8).
Partners' equity.......................................................   506,583      454,888
                                                                         --------     --------
          Total partners' equity.......................................   506,583      454,888
                                                                         --------     --------
                                                                         $601,092     $527,184
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                                  CMT PARTNERS

                     CONSOLIDATED STATEMENTS OF INCOME AND
                          CHANGES IN PARTNERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                                            1996          1995          1994
                                                          ---------     ---------     ---------
Revenues................................................  $ 605,193     $ 515,010     $ 404,209
                                                          ---------     ---------     ---------
Expenses:
  Cost of revenues......................................    133,394       120,242        78,700
  Selling, general and administrative...................    234,982       193,304       154,849
  Depreciation and amortization.........................     57,696        50,319        41,835
                                                          ---------     ---------     ---------
                                                            426,072       363,865       275,384
                                                          ---------     ---------     ---------
          Operating income..............................    179,121       151,145       128,825
Earnings in unconsolidated investment...................     28,810        24,651        18,363
Minority interests......................................     (9,826)       (7,799)       (6,955)
                                                          ---------     ---------     ---------
          Net income....................................    198,105       167,997       140,233
Partners' equity, beginning of period...................    454,888       398,291       349,458
Distributions to partners...............................   (146,410)     (111,400)     (104,200)
Contribution from partners..............................         --            --        12,800
                                                          ---------     ---------     ---------
Partners' equity, end of period.........................  $ 506,583     $ 454,888     $ 398,291
                                                          =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                                  CMT PARTNERS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                                            1996          1995          1994
                                                          ---------     ---------     ---------
Cash flows from operating activities:
  Net income............................................  $ 198,105     $ 167,997     $ 140,233
                                                          ---------     ---------     ---------
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization.........................     57,696        50,319        41,835
  Minority interest.....................................      9,826         7,799         6,955
  Earnings in unconsolidated investment.................    (28,810)      (24,651)      (18,363)
  Loss on disposition of property and equipment.........        347         1,171         1,644
  Changes in assets and liabilities:
     Trade accounts receivable, net.....................    (10,779)      (20,294)      (23,191)
     Other accounts receivable, net.....................     (1,512)       (7,330)      (12,409)
     Inventory..........................................      5,995        (7,177)       (2,093)
     Other current assets...............................      1,128        (3,902)         (537)
     Accounts payable...................................     (4,031)        3,613        10,547
     Accrued expenses...................................     17,106         2,251         4,301
     Other current liabilities..........................      8,697         2,448          (583)
                                                          ---------     ---------     ---------
                                                             55,663         4,247         8,106
                                                          ---------     ---------     ---------
          Net cash provided by operating activities.....    253,768       172,244       148,339
                                                          ---------     ---------     ---------
Cash flows from investing activities:
  Purchase of property and equipment....................    (98,700)      (82,436)      (69,585)
  Contributions to unconsolidated investment............         --            --        (5,099)
  Distributions from unconsolidated investment..........      3,400        25,500        13,600
  (Increase) decrease in other assets...................        840        (1,266)          245
                                                          ---------     ---------     ---------
          Net cash used for investing activities........    (94,460)      (58,202)      (60,839)
                                                          ---------     ---------     ---------
Cash flows from financing activities:
  Distributions to partners of CMT......................   (146,410)     (111,400)     (104,200)
  Distributions to minority partners....................     (9,385)       (6,731)       (4,980)
  Due to (from) affiliates, net.........................        210         3,256          (585)
  Partners' contribution................................         --            --        12,800
                                                          ---------     ---------     ---------
          Net cash used for financing activities........   (155,585)     (114,875)      (96,965)
                                                          ---------     ---------     ---------
          Net increase (decrease) in cash...............      3,723          (833)       (9,465)
Cash and cash equivalents, beginning of period..........      1,317         2,150        11,615
                                                          ---------     ---------     ---------
Cash and cash equivalents, end of period................  $   5,040     $   1,317     $   2,150
                                                          =========     =========     =========

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

                                                                              CONTRIBUTIONS
                                                                                   TO
                                GENERAL PARTNERS                              CMT PARTNERS
    ------------------------------------------------------------------------  ------------
    AirTouch Communications, Inc.:
      Bay Area Cellular Telephone Company (BACTC)...........................     61.099%
      Interest in A Block licensee in Dallas-Fort Worth, TX (D/FW)..........     33.915%
    AT&T Wireless Services, Inc.:
      Cagal Cellular Communications Corporation (Cagal).....................     80.370%
      Salinas Cellular Telephone Company (Salinas)..........................     85.930%
      Napa Cellular Telephone Company (Napa)................................     99.999%
      Net operating assets of A Block licensee in Kansas City, MO (Kansas
         City)..............................................................     100.00%
      St. Joseph CellTel Co (St. Joseph)....................................      87.00%
      Net operating assets of A Block licensee in Lawrence, KS (Lawrence)...     100.00%
      BACTC.................................................................      32.90%

The initial contributions were accounted for at the net book value of the assets and liabilities of the entities. Each of the entities holds a license or licenses from the Federal Communication Commission (FCC) and state authorities to operate cellular telephone systems in Metropolitan Statistical Areas (MSAs) as listed below:

    Bay Area Cellular Telephone Company......................  San Francisco/San Jose, CA
    Metroplex Telephone Company..............................  Dallas-Fort Worth, TX
    Cagal Cellular Communications Corporation................  Santa Rosa, CA
    Salinas Cellular Telephone Company.......................  Salinas, CA
    Napa Cellular Telephone Company..........................  Napa/Vallejo, CA
    Net operating assets of A Block licensee.................  Kansas City, MO
    St. Joseph CellTel Co....................................  St. Joseph, MO
    Net operating assets of A Block licensee.................  Lawrence, KS

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

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                                  CMT PARTNERS
disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                                                            DEPRECIABLE LIFE
                                                                            ----------------
    Cellular equipment....................................................     3 - 7 years
    Cellular towers/shelters..............................................    5 - 15 years
    Other.................................................................     3 - 7 years

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

Intangibles:

Intangible assets primarily represent costs incurred in the acquisition and development of the cellular licenses and acquisition of subscriber lists. The costs of the cellular licenses are being amortized over 40 years using the straight-line method. The costs of the subscriber lists are being amortized over three years using the straight-line method. The Company periodically evaluates the recoverability of its goodwill using various criteria, including projected future earnings. If necessary, goodwill is written down to its estimated recoverable value.

Income Taxes:

The income or loss of CMT Partners and its consolidated subsidiaries are included in the tax returns of the individual partners. Accordingly, no provision has been made for income taxes for these entities in the financial statements.

                                  CMT PARTNERS

Minority Interests:

Minority interests represent equity interests held by entities other than CMT Partners for the general partnerships serving the St. Joseph, BACTC and Salinas markets and the corporation serving the Cagal market.

Reclassifications:

Certain items in the financial statements have been reclassified to conform to the 1996 presentation. These reclassifications have no effect on previously reported net income or partners' equity.

Accounting Changes:

Effective January 1, 1996, the Partnership implemented the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss would be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. The implementation of SFAS No. 121 did not have an impact on the Partnership's financial position or results of operations.

3.  PROPERTY AND EQUIPMENT:

Property and equipment at December 31, 1996 and 1995 consists of the following:

                                                                     1996          1995
                                                                   ---------     ---------
                                                                       (IN THOUSANDS)
    Land.........................................................  $   1,752     $   1,724
    Cellular property and equipment..............................    395,515       333,375
    Administrative assets........................................     65,068        50,184
                                                                   ---------     ---------
                                                                     462,335       385,283
    Less accumulated depreciation and amortization...............   (237,924)     (189,143)
                                                                   ---------     ---------
                                                                     224,411       196,140
    Cellular system under construction...........................     41,044        28,658
                                                                   ---------     ---------
                                                                   $ 265,455     $ 224,798
                                                                   =========     =========

Administrative assets primarily consist of office furniture and fixtures, including leasehold improvements and computer equipment.

                                  CMT PARTNERS

4.  ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Accrued commissions..............................................  $ 9,791     $10,881
    Accrued benefits.................................................    5,690       5,945
    Accrued network and inventory purchases..........................    8,926          --
    Accrued operating expenses.......................................   14,650       8,031
    Other accrued expenses...........................................    8,606       5,700
                                                                       -------     -------
              Total accrued expenses.................................  $47,663     $30,557
                                                                       =======     =======

5.  UNCONSOLIDATED INVESTMENT:

The unconsolidated investment represents an investment in Dallas-Fort Worth Signal Partnership which owns approximately 34% of Metroplex Telephone Company, the A Block licensee in Dallas-Fort Worth, Texas. Accordingly, the investment has been accounted for by the equity method of accounting. The purchase price in excess of the Partnership's share of net assets is $71.5 million and is being amortized over 40 years. The financial information of Metroplex Telephone Company at December 31, 1996, 1995 and 1994 and for the years ended December 31, 1996, 1995 and 1994 are shown below:

                                                           1996         1995         1994
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Current assets.....................................  $ 43,504     $ 37,346     $ 47,759
    Noncurrent assets..................................   202,385      146,194      125,899
                                                         --------     --------     --------
              Total assets.............................  $245,889     $183,540     $173,658
                                                         ========     ========     ========
    Current liabilities................................  $ 24,579     $ 42,174     $ 35,073
                                                         --------     --------     --------
              Total liabilities........................  $ 24,579     $ 42,174     $ 35,073
                                                         ========     ========     ========
    Total equity.......................................  $221,310     $141,366     $138,585
                                                         ========     ========     ========
    Revenue............................................  $275,780     $224,213     $190,099
                                                         ========     ========     ========
    Net income.........................................  $ 89,944     $ 77,781     $ 58,156
                                                         ========     ========     ========

6.  TRANSACTIONS WITH RELATED PARTIES:

The Partnership and its affiliated companies have entered into several transactions and agreements related to their respective businesses. The following represents the material transactions between the Partnership and its affiliated companies:

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

                                  CMT PARTNERS

Cellular Equipment Purchases:

The Partnership purchased cellular electronic equipment from AT&T Corp. comprising approximately 22% of total capital expenditures for the period from January 1, 1995 through December 31, 1995. For the year ended December 31, 1996, purchases of cellular electronic equipment from AT&T Corp. was approximately 15% of total capital expenditures.

Long Distance:

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

CSC and KCC provided billing and collection functions on behalf of the Interexchange Carriers at $.42 per customer account. The Interexchange Carriers were responsible for the wholesale cost of the InterLATA long distance services and any other expense incurred by the Interexchange Carriers in operating their business. In August 1996, this arrangement ceased as the Partnership (including CSC and KCC) began reselling long distance services as allowed by the Telecommunications Act of 1996.

Interconnection:

BACTC contracted with Pacific Bell, an affiliate of ATI during 1993 and for the first three months of 1994, for interconnection services essential to the operation of its cellular network. The costs pursuant to this contract accounted for 7% of the total operating costs for the first three months of 1994.

7.  EMPLOYEE CONTRIBUTION AND PROFIT SHARING PLAN:

Employees of CMT Partners and its subsidiaries participate in a contributory profit-sharing plan referred to as the Cellular One Section 401(k) and Profit Sharing Plan (the Plan), formerly known as the Bay Area Cellular Telephone Company 401(k) and Profit Sharing Plan, which qualifies as a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Upon formation of CMT Partners, employees of the markets contributed by AT&TWS may elect to participate in the Plan at any time. Otherwise, these employees may maintain their contributions in AT&TWS's 401(k) plan.

The Plan allows participating employees to elect to contribute up to 15% of their monthly salaries, to a maximum as prescribed by the Internal Revenue Service. The Plan sponsor, CMT Partners, contributes to the Plan, on behalf of each participating employee, an amount equal to 50% of the employee's contribution, not to exceed 5% of the participant's salary. Contributions are invested in six different funds. Under the 401(k) Plan, participants are at all times fully vested. Under the profit sharing plan, CMT Partners contributes a discretionary percentage of each eligible employee's salary. Employees vest in the profit sharing plan over five years. CMT Partners contributed $2,212,511, $2,164,064, and $2,023,757 to the 401(k) and profit sharing plan for 1996, 1995, and 1994.

                                  CMT PARTNERS

8.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments:

Future minimum payments required under operating leases and agreements that have an initial or remaining noncancelable lease term in excess of one year at December 31, 1996 are summarized below:

                                                                             (IN THOUSANDS)
    Year Ending December 31,
      1997...............................................................       $ 11,080
      1998...............................................................         10,133
      1999...............................................................          9,345
      2000...............................................................          5,668
      2001...............................................................          3,445
      Thereafter.........................................................          4,566
                                                                                 -------
                                                                                $ 44,237
                                                                                 =======

Rental expense for operating leases was $11,667,476, $9,244,000, and $7,562,000 for 1996, 1995, and 1994, respectively.

Litigation:

In 1994, a class action complaint was filed on behalf of the Partnership's cellular customers in San Francisco County Superior Court alleging certain facts, including a similarity in the pricing structures of the two competitors, which plaintiffs contend is circumstantial evidence of an implicit conspiracy between BACTC and GTE Mobilnet to fix the prices of retail and wholesale cellular radio services in the San Francisco Bay Area market. A class action lawsuit has been stipulated and discovery has begun. In 1996, an almost identical class action complaint was filed by a different plaintiff in Alameda County Superior Court against BACTC, GTE Mobilnet, and a number of other companies. It alleges essentially the same facts as the San Francisco case alleges. The two cases have been assigned to a single judge for coordination. The Partnership does not believe that these proceedings will have a material adverse effect on its financial position or results of operations.

The Partnership is a party to certain litigation in the ordinary course of business and is also a party to routine filings with the FCC, state regulatory authorities and other proceedings which management believes are immaterial to the Partnership.

9.  LINE OF CREDIT:

The Partnership has a revolving line of credit with a bank that allows for borrowings up to $10,000,000. Interest on all advances on the line of credit accrue at the lesser of a variable rate equal to .50% below the Prime Rate or
 .90% above the LIBOR rate. The line of credit agreement expires August 1, 1998.

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

February 14, 1997

                                  CMT PARTNERS

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                               BALANCE AT      CHARGED TO                       BALANCE AT
                                              BEGINNING OF      COST AND                          END OF
                                                 PERIOD         EXPENSES      DEDUCTIONS(A)       PERIOD
                                              ------------     ----------     -------------     ----------
Year ended December 31, 1996:
  Allowance for doubtful accounts...........     $5,689         $ 22,728         $17,264         $ 11,153

Year ended December 31, 1995:
  Allowance for doubtful accounts...........     $3,228         $ 19,378         $16,917         $  5,689

Year ended December 31, 1994:
  Allowance for doubtful accounts...........     $1,576         $  8,107         $ 6,455         $  3,228

---------------
(a) Amounts in this column reflect items written off, net of recoveries.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CMT Partners:

We have audited the balance sheets of Kansas Combined Cellular, (a division of CMT Partners, a Delaware general partnership) as of December 31, 1996 and 1995, and the related statements of operations and changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996, not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, not presented separately herein, present fairly, in all material respects, the financial position of Kansas Combined Cellular as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/  ARTHUR ANDERSEN LLP

Kansas City, Missouri
January 24, 1997

                           MANNESMANN MOBILFUNK GMBH

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

Independent Auditors' Report..........................................................  S-17
Balance Sheets as of December 31, 1996 and 1995.......................................  S-18
Statements of Income for the Years ended December 31, 1996, 1995 and 1994.............  S-19
Statements of Capital Subscribers' Equity for the Years ended December 31, 1996, 1995 and 1994............................................................................  S-20
Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994.........  S-21
Notes to Financial Statements.........................................................  S-22

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Capital Subscribers
  Mannesmann Mobilfunk GmbH

We have audited the accompanying balance sheets of Mannesmann Mobilfunk GmbH as of December 31, 1996 and 1995, and the related statements of income, capital subscribers' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mannesmann Mobilfunk GmbH at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with accounting principles generally accepted in the United States.

As discussed in notes 1 and 9 to the financial statements, the Company changed its method of accounting for income taxes in 1995 to adopt the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board in Issue No. 95-10.

Dusseldorf, Germany, February 19, 1997

KPMG Deutsche Treuhand-Gesellschaft
Aktiengesellschaft
Wirtschaftsprufungsgesellschaft

        /s/ SCHEFFLER                         /s/ HAAS
            Wirtschaftsprufer                    Wirtschaftsprufer

                           MANNESMANN MOBILFUNK GMBH

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                                           1996              1996             1995
                                                       -------------     ------------     ------------
                                                       U.S. DOLLARS      DEUTSCHMARKS     DEUTSCHMARKS
                                                         (NOTE 1)
ASSETS
Current assets:
  Cash and cash equivalents (note 2).................       37,380            58,006           54,007
  Accounts receivable, less allowance for doubtful
     accounts of DM 52,422 in 1996 and DM 27,660 in
     1995............................................      411,991           639,328          414,286
  Due from affiliated companies (notes 3 and 9)......      141,387           219,404           53,626
  Inventories of products, parts and related supplies
     (note 4)........................................       25,673            39,839           36,435
  Prepaid expenses...................................       16,786            26,049           21,745
  Other current assets...............................       19,369            30,057            9,935
  Deferred tax asset (note 9)........................           --                --          105,498
                                                         ---------         ---------        ---------
     Total current assets............................      652,586         1,012,683          695,532
                                                         ---------         ---------        ---------
Property, plant and equipment:
  Telecommunications equipment.......................    2,223,073         3,449,765        2,769,103
  Equipment in course of construction................       41,205            63,942           54,217
  Other equipment....................................      105,364           163,503          111,543
                                                         ---------         ---------        ---------
                                                         2,369,642         3,677,210        2,934,863
  Less accumulated depreciation......................     (755,002)       (1,171,612)        (814,270)
                                                         ---------         ---------        ---------
Net property, plant, and equipment...................    1,614,640         2,505,598        2,120,593
Other assets, at cost, less accumulated amortization
  of DM 45,142 in 1996 and DM 39,389 in 1995.........       27,037            41,956           46,230
                                                         ---------         ---------        ---------
                                                         2,294,263         3,560,237        2,862,355
                                                         =========         =========        =========
LIABILITIES AND CAPITAL SUBSCRIBERS' EQUITY
Current liabilities:
  Due to banks.......................................       28,999            45,000          135,500
  Accounts payable...................................      265,077           411,347          346,794
  Income taxes payable...............................       24,154            37,482               --
  Accrued expenses...................................       74,210           115,159           55,650
  Due to affiliated companies (notes 3 and 6)........       68,934           106,972          242,070
                                                         ---------         ---------        ---------
     Total current liabilities.......................      461,374           715,960          780,014
Long-term debt due to affiliated company (notes 3 and
  6).................................................           --                --          100,000
Pension liabilities (note 7).........................        6,350             9,853            8,818
Other non-current liabilities (note 8)...............       24,745            38,400           11,545
Deferred income taxes (note 9).......................      294,790           457,455          261,443
                                                         ---------         ---------        ---------
     Total liabilities...............................      787,259         1,221,668        1,161,820
                                                         ---------         ---------        ---------
Commitments (note 10)
Capital subscribers' equity:
  Subscribed capital (note 11).......................      260,987           405,000          405,000
  Additional capital.................................      782,962         1,215,000        1,215,000
                                                         ---------         ---------        ---------
                                                         1,043,949         1,620,000        1,620,000
  Retained earnings (note 12)........................      463,055           718,569           80,535
                                                         ---------         ---------        ---------
     Total capital subscribers' equity...............    1,507,004         2,338,569        1,700,535
                                                         ---------         ---------        ---------
                                                         2,294,263         3,560,237        2,862,355
                                                         =========         =========        =========

                See accompanying notes to financial statements.

                           MANNESMANN MOBILFUNK GMBH

                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                            1996              1996             1995             1994
                                                        -------------     ------------     ------------     ------------
                                                        U.S. DOLLARS      DEUTSCHMARKS     DEUTSCHMARKS     DEUTSCHMARKS
                                                          (NOTE 1)
Net revenues..........................................    2,712,203         4,208,796        2,716,160        1,744,165
                                                          ---------         ---------        ---------        ---------
Operating costs and expenses:
  Cost of services and products, including DM 3,508,
     DM 3,318 and DM 5,924 with related parties in
     1996, 1995 and 1994 respectively (note 3)........      793,473         1,231,311          923,101          697,764
  Selling, general and administrative expenses,
     including DM 95,305, DM 74,354 and DM 56,548 with
     related parties in 1996, 1995 and 1994
     respectively (note 3)............................      823,133         1,277,337          807,314          510,904
Depreciation and amortization.........................      251,820           390,775          305,270          309,139
                                                          ---------         ---------        ---------        ---------
  Operating income....................................      843,777         1,309,373          680,475          226,358
Other income (expense):
  Interest income.....................................        2,616             4,059            3,205            2,851
  Interest expense, including DM 2,510, DM 9,678 and
     DM 166 with related parties in 1996, 1995 and
     1994 respectively................................       (3,438)           (5,335)         (33,384)         (40,584)
  Other, net..........................................       13,697            21,253           15,929            3,256
                                                          ---------         ---------        ---------        ---------
                                                             12,873            19,977          (14,250)         (34,477)
  Income before income taxes and cumulative effect of
     change in accounting principle...................      856,650         1,329,350          666,225          191,881
Income taxes (note 9).................................     (445,493)         (691,316)        (383,212)         (84,889)
                                                          ---------         ---------        ---------        ---------
  Income before cumulative effect of change in
     accounting principle.............................      411,157           638,034          283,013          106,992
Cumulative effect at January 1, 1995, of change in
  accounting for income taxes (note 9)................           --                --           63,297               --
                                                          ---------         ---------        ---------        ---------
  Net income..........................................      411,157           638,034          346,310          106,992
                                                          =========         =========        =========        =========
Pro forma net income assuming the new change in
  accounting for income taxes had been applied
  retroactively.......................................      411,157           638,034          283,013           81,511
                                                          =========         =========        =========        =========

                See accompanying notes to financial statements.

                           MANNESMANN MOBILFUNK GMBH

                   STATEMENTS OF CAPITAL SUBSCRIBERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                                RETAINED      CAPITAL
                                                    SUBSCRIBED    ADDITIONAL    EARNINGS    SUBSCRIBERS'
                                                     CAPITAL       CAPITAL      (DEFICIT)      EQUITY
                                                    ----------    ----------    --------    ------------
Balances at December 31, 1993................   DM    405,000      1,215,000    (372,767)     1,247,233
Net income...................................              --             --     106,992        106,992
                                                      -------      ---------    --------      ---------
Balances at December 31, 1994................         405,000      1,215,000    (265,775)     1,354,225
Net income...................................              --             --     346,310        346,310
                                                      -------      ---------    --------      ---------
Balances at December 31, 1995................         405,000      1,215,000      80,535      1,700,535
Net income...................................              --             --     638,034        638,034
                                                      -------      ---------    --------      ---------
Balances at December 31, 1996................   DM    405,000      1,215,000     718,569      2,338,569
                                                      =======      =========    ========      =========
Balances at December 31, 1996 (note 1).......    $    260,987        782,962     463,055      1,507,004
                                                      =======      =========    ========      =========

                See accompanying notes to financial statements.

                           MANNESMANN MOBILFUNK GMBH

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                1996           1996            1995            1994
                                                              ---------    ------------    ------------    ------------
                                                                U.S.       DEUTSCHMARKS    DEUTSCHMARKS    DEUTSCHMARKS
                                                               DOLLARS
                                                              (NOTE 1)
Cash flows from operating activities:
  Net income.................................................   411,157       638,034         346,310         106,992
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of change in accounting principle.....        --            --         (63,297)             --
     Deferred income taxes...................................   224,515       348,403         383,212          84,889
     Depreciation and amortization...........................   251,820       390,775         305,270         309,139
     Allowance for doubtful accounts.........................    15,957        24,762           9,651           7,991
     Loss on sale of equipment...............................     2,120         3,290           1,039           6,150
     Provision for pension costs.............................     1,215         1,885           1,796           1,383
     Provision for other costs...............................    17,306        26,855           4,095           3,100
     Changes in operating assets and liabilities
     Accounts receivable.....................................  (160,976)     (249,804)       (153,849)       (111,137)
     Due from affiliated companies...........................  (137,047)     (212,671)          7,164           1,680
     Inventories.............................................    (2,194)       (3,404)        (13,427)         (3,708)
     Prepaid expenses........................................    (2,774)       (4,304)         (6,870)         (4,079)
     Other current assets....................................   (12,967)      (20,122)         (4,347)         (3,966)
     Accounts payable........................................    41,599        64,553          36,423         (12,262)
     Income taxes payable....................................    24,154        37,482              --              --
     Accrued expenses........................................    38,348        59,509          19,412          27,056
     Due to affiliated companies.............................       248           385          (1,499)         (8,355)
     Pension liabilities.....................................      (548)         (850)            (76)           (541)
                                                               --------     ---------        --------        --------
Net cash provided by operating activities....................   711,933     1,104,778         871,007         404,332
                                                               --------     ---------        --------        --------
Cash flows from investing activities:
  Proceeds from sale of equipment and other assets...........     3,355         5,207          15,458          10,538
  Capital expenditures, including interest capitalized.......  (502,518)     (779,808)       (542,949)       (689,178)
  Increase in other assets...................................      (126)         (195)           (184)           (365)
                                                               --------     ---------        --------        --------
Net cash used in investing activities........................  (499,289)     (774,796)       (527,675)       (679,005)
                                                               --------     ---------        --------        --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt...................        --            --              --         280,000
  Proceeds from a loan by an affiliated company..............        --            --         100,000              --
  Increase (decrease) in due to affiliated company...........  (151,748)     (235,483)        236,648               0
  Increase (decrease) in due to banks........................   (58,319)      (90,500)         63,479          (5,627)
  Repayment of long-term debt................................        --            --        (720,000)             --
                                                               --------     ---------        --------        --------
Net cash (used for) provided by financing activities.........  (210,067)     (325,983)       (319,873)        274,373
                                                               --------     ---------        --------        --------
Net increase (decrease) in cash and cash equivalents.........     2,577         3,999          23,459            (300)
Cash and cash equivalents at beginning of year...............    34,803        54,007          30,548          30,848
                                                               --------     ---------        --------        --------
Cash and cash equivalents at end of year.....................    37,380        58,006          54,007          30,548
                                                               ========     =========        ========        ========

                See accompanying notes to financial statements.

                           MANNESMANN MOBILFUNK GMBH

                         NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                   (ALL AMOUNTS IN THOUSANDS OF DEUTSCHMARKS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

Mannesmann Mobilfunk GmbH was incorporated on September 11, 1989. At December 31, 1996 Mannesmann AG held a controlling interest of 65.23%, and AirTouch Communications, Inc. held an interest of 34.77%.

The Company's primary business is the construction, manufacture and operation of a private mobile cellular network ("D2") within Germany. It is conducted under a license agreement with the Federal Postal and Telecommunications Ministry expiring at the end of 2009.

Commercial activities commenced in mid 1992 and by the end of 1996 the Company had about 2,300,000 subscribers.

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

  (e) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on both the straight-line and declining balance methods over the estimated useful lives of the assets as follows:

                                                      YEARS     PERCENTAGE           METHOD
                                                      -----     ----------     ------------------
    Telecommunications equipment:
      D2 infrastructure center......................    10           10%       straight-line
      Switching locations...........................    15         6.67%       straight-line
      Base station equipment
         -- poles...................................    10           30%       declining balance
         -- components..............................    20            5%       straight-line
      Transmission and message switching
         technology.................................    10           10%       straight-line
    Other equipment:
      Data processing equipment.....................     4           30%       declining balance
      Office equipment..............................    10           30%       declining balance
      Measuring instruments.........................     5           30%       declining balance
      Vehicles......................................     5           30%       declining balance

                           MANNESMANN MOBILFUNK GMBH

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

Prior to 1995, the Company applied a combined net income tax rate, which reflected the lower corporate tax rate, to its income and loss before income taxes on the basis that profits would be distributed in the future in accordance with the dividend policy agreed by the capital subscribers. This approach resulted in a lower net deferred tax asset being reported than otherwise would have been the case had the higher corporate tax rate been applied, due to the recognized benefits of primarily the net operating loss carry forwards incurred by the Company during its development phase.

Effective January 1, 1995, the Company adopted the consensus reached in Issue No. 95-10 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1995 statement of income.

Accordingly, under this consensus, the benefit of the tax credit arising from the declaration of a dividend distribution, to be included in the tax return for 1996, is being recognized as a reduction of income tax expense in the 1996 statement of income.

  (h) Pension Plans

The Company has defined benefit plans limited to its management group. The benefits are based on years of service and recent compensation. The accumulated benefit obligation is determined based on annual actuarial calculations and recorded as a liability in the balance sheet with a corresponding charge to income. The liability is not funded but represented by the Company's assets.

  (i) Financial Statement Translation

The financial statements are expressed in Deutschmarks and, solely for the convenience of the reader, have been translated into United States dollars at the rate of DM 1.5518 to U.S. $1, the closing rate quotation on December 31, 1996.

                           MANNESMANN MOBILFUNK GMBH

  (j) Use of Estimates

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

(2) CASH AND CASH EQUIVALENTS

This caption includes cash equivalents representing time deposits for amounts maturing within periods of between one day and three months. The balances at December 31, 1996 and 1995 are both DM 20,000.

(3) RELATED PARTY TRANSACTIONS

The Company has significant business transactions with its main capital subscribers, Mannesmann AG and AirTouch Communications, Inc. and their respective group companies. Such transactions are normally concluded within a range of terms similar to those made with non-related parties.

The significant balances and transactions with these related parties are shown separately in the balance sheet and statement of income. In addition, purchases of property, plant and equipment from related parties during the years stated are shown below:

                                                                  1996      1995       1994
                                                                 ------     -----     ------
    Purchases included under property, plant and
      equipment...........................................  DM    3,802     6,878     15,174
                                                                  =====     =====     ======

The amounts shown as due to and from affiliated companies at December 31, 1996 and 1995 include interest bearing balances due to and from Mannesmann AG. For intercompany current account arrangements interest is fixed on an arms length basis. Also outstanding at each year-end are various loans receivable and payable at fixed rates of interest as follows:

                                                                        1996        1995
                                                                      --------     -------
    Loans receivable...........................................  DM    200,000          --
                                                                       =======     =======
    Loans payable..............................................  DM    100,000     100,000
                                                                       =======     =======

(4) INVENTORIES

This caption includes stocks of products, parts and related supplies. The balances at December 31, 1996 and 1995 are as follows:

                                                                         1996        1995
                                                                        -------     ------
    Mobile telephones............................................  DM    21,917     20,370
    Subscriber identification module cards.......................         9,238      6,721
    Spare parts..................................................         7,851      9,094
    Other trade goods............................................           833        250
                                                                         ------     ------
                                                                   DM    39,839     36,435
                                                                         ======     ======

                           MANNESMANN MOBILFUNK GMBH

(5) INTEREST COST

The Company capitalizes interest related to the continuing expansion of the infrastructure for its private mobile cellular network. The following is a summary of interest cost incurred and subject to capitalization during 1996, 1995 and 1994:

                                                                 1996       1995       1994
                                                                ------     ------     ------
    Interest cost capitalized............................  DM    3,336      2,470      4,092
    Interest cost charged to income......................        5,335     33,384     40,584
                                                                 -----     ------     ------
                                                           DM    8,671     35,854     44,676
                                                                 =====     ======     ======

Interest capitalized has been included in the telecommunications equipment component of property, plant and equipment.

The Company paid interest of DM 8,172, DM 43,147 and DM 48,213 in 1996, 1995 and 1994 respectively.

(6) LONG-TERM DEBT

There is no long term debt at December 31, 1996, as the amount of a DM 100,000 loan with a fixed interest rate of 5.675% repayable on June 30, 1997, to an affiliated company, shown as long-term debt at December 31, 1995, has been reclassified as current.

(7) PENSION PLANS

The Company has a defined benefit pension plan covering all of its 75 member management group (1995 - 75 members and 1994 - 80 members).

By the end of 1996 approximately 2,600 of the remaining employees are covered by a defined contribution plan funded externally with an insurance company. The remaining employees totaling about 2,100 at the end of 1996 (about 900 and 2,400 at the end of 1995 and 1994 respectively) are not presently covered by such plans. All personnel are covered by a German state pension scheme under a defined contribution plan funded equally by the employer and the employee.

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

The pension costs charged to income for 1996, 1995 and 1994 are DM 3,207, DM 3,389 and DM 1,383 respectively.

The discount rate assumed in the actuarial valuations for each of the years ended December 31, 1996, 1995 and 1994 is 6%.

                           MANNESMANN MOBILFUNK GMBH

(8) OTHER NON-CURRENT LIABILITIES

This represents a provision for site restoration costs expected to be incurred upon expiration of the respective leases.

(9) INCOME TAXES

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

Total income taxes for the years ended December 31, 1996, 1995 and 1994 were allocated as follows:

                                                               1996        1995        1994
                                                              -------     -------     ------
    Income.............................................  DM   691,316     383,212     84,889
    Cumulative effect of change in accounting for
      income taxes.....................................            --     (63,297)        --
                                                              -------     -------     ------
                                                         DM   691,316     319,915     84,889
                                                              =======     =======     ======

Income tax expense attributable to income for the years ended December 31, 1996, 1995 and 1994 consists of various types of taxes as follows:

                                                             CURRENT     DEFERRED      TOTAL
                                                             -------     --------     -------
    Year ended December 31, 1996
      German trade tax................................  DM   139,500      107,210     246,710
      German corporate tax............................       189,221      224,354     413,575
      German solidarity surcharge tax.................        14,192       16,839      31,031
                                                             -------      -------     -------
                                                        DM   342,913      348,403     691,316
                                                             =======      =======     =======
    Year ended December 31, 1995
      German trade tax................................  DM        --      117,922     117,922
      German corporate tax............................            --      246,769     246,769
      German solidarity surcharge tax.................            --       18,521      18,521
                                                             -------      -------     -------
                                                        DM        --      383,212     383,212
                                                             =======      =======     =======
    Year ended December 31, 1994
      German trade tax................................  DM        --       33,963      33,963
      German corporate tax............................            --       47,376      47,376
      German solidarity surcharge tax.................            --        3,550       3,550
                                                             -------      -------     -------
                                                        DM        --       84,889      84,889
                                                             =======      =======     =======

                           MANNESMANN MOBILFUNK GMBH

The respective rates for the above types of taxes and their application for the years ended December 31, 1996, 1995 and 1994 are analyzed as follows:

                                                                1996       1995       1994
                                                               ------     ------     ------
                                                                 %          %          %
    Income before income taxes...............................  100.00     100.00     100.00
    German trade tax gross rate of 17.7% for 1996, 1995 and
      1994 applied to income before income taxes.............  (17.70)    (17.70)    (17.70)
                                                               ------     ------     ------
                                                                82.30      82.30      82.30
    German corporate tax gross rate for undistributed income
      of 45% for 1996 and 1995 and for distributed income of
      30% for 1994 applied to income after German trade tax,
      a net rate of 37.04% for 1996 and 1995 and 24.69% for
      1994...................................................  (37.04)    (37.04)    (24.69)
                                                               ------     ------     ------
                                                                45.26      45.26      57.61
    German solidarity surcharge tax gross rate of 7.5%,
      announced in 1993 effective 1995, applied to German
      corporate tax net rate of 37.04% for 1996 and 1995, a
      net rate of 2.78% and 24.69% for 1994, a net rate of
      1.85%..................................................   (2.78)     (2.78)     (1.85)
                                                               ------     ------     ------
    Income after income taxes................................   42.48      42.48      55.76
                                                               ======     ======     ======

    German trade tax net rate................................   17.70      17.70      17.70
    German corporate tax net rate............................   37.04      37.04      24.69
    German solidarity surcharge tax net rate.................    2.78       2.78       1.85
                                                               ------     ------     ------
    Combined German income tax rate..........................   57.52      57.52      44.24
                                                               ======     ======     ======

As noted above, the impact of applying a change in accounting for income taxes using the higher German corporate tax gross rate for undistributed income of 45% in 1996 and 1995 has resulted in the combined income tax rate increasing to 57.52% in 1996 and 1995 from 44.24% in 1994.

Income tax expense attributable to income was DM 691,316, DM 383,212 and DM 84,889 for the years ended December 31, 1996, 1995 and 1994 respectively, and differed from the amount computed by applying the above combined German income tax rate of 57.52% for 1996 and 1995 and 44.24% for 1994 to pretax income as a result of the following:

                                                               1996        1995        1994
                                                              -------     -------     ------
    Computed "expected" tax expense....................  DM   764,642     383,212     84,889
    Adjustment to reflect net effect of lower German
      corporate tax rate applicable to the declared
      dividend distribution............................       (80,612)         --         --
    Adjustments to German book basis income for net
      effect of permanent differences attributable to
      certain non taxable income and non deductible
      expense in computing the German fiscal basis
      income...........................................         7,286          --         --
                                                              -------     -------     ------
                                                         DM   691,316     383,212     84,889
                                                              =======     =======     ======

                           MANNESMANN MOBILFUNK GMBH

The significant components of the income tax expense attributable to the income for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                               1996        1995        1994
                                                              -------     -------     ------
    Current German fiscal basis tax expense............  DM   342,913          --         --
    Deferred tax expense attributable to the
      realization of the benefit of net operating loss
      carryforwards....................................       152,391     244,994     89,833
    Tax effect of the temporary differences between the
      financial statement carrying amounts of existing
      assets and liabilities and their respective tax
      bases............................................       196,012     138,218     (4,944)
                                                              -------     -------     ------
    Net tax expense....................................  DM   691,316     383,212     84,889
                                                              =======     =======     ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                         1996        1995
                                                                        -------     -------
    Deferred tax assets:
      Net operating loss carryforwards...........................  DM        --     152,391
      Less amount due from affiliated company for realization of the benefit of net operating loss carryforwards for
         German trade tax purposes...............................            --     (46,893)
                                                                        -------     -------
              Total deferred tax assets, current.................  DM        --     105,498
                                                                        =======     =======
    Deferred tax liabilities:
      Property, plant and equipment due to differences in
         capitalization and related depreciation.................  DM   457,455     261,443
                                                                        -------     -------
              Total deferred tax liabilities.....................  DM   457,455     261,443
                                                                        =======     =======

The benefit of the net operating loss carryforward at December 31, 1995 was realized in 1996, as was the reclassified amount due from affiliated company due to the group relief arrangement applicable to German trade tax.

Income taxes paid on account during 1996 are DM 171,416. None were paid in 1995 and 1994.

(10) COMMITMENTS

The Company is obligated under various noncancelable operating leases, primarily of a long-term nature, for the main administrative building, base stations and sales offices. The rental expense charged to income during 1996, 1995 and 1994 was DM 88,059, DM 65,922 and DM 51,769, respectively.

Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) are:

    Year ending December 31:
      1997.................................................................  DM     45,692
      1998.................................................................         45,377
      1999.................................................................         45,242
      2000.................................................................         44,716
      2001.................................................................         43,998
      2002 and beyond......................................................         88,954
                                                                                   -------
              Total minimum lease payments.................................  DM    313,979
                                                                                   =======

                           MANNESMANN MOBILFUNK GMBH

(11) SUBSCRIBED CAPITAL

Subscribed capital is represented by whole sum subscription amounts on a proportional basis to the investing parties. The respective amounts of proportional subscriptions directly reflect the percentage of respective ownership and related voting and dividend rights.

(12) RESTRICTIONS ON RETAINED EARNINGS

The payment of dividends from retained earnings is restricted to the extent of available retained earnings per the German books of account. At December 31, 1996 there are retained earnings of DM 376,189 per the German books of account, all of which have been paid as a dividend on February 4, 1997 following a resolution by the capital subscribers to that effect on January 30, 1997.

(13) FINANCIAL INSTRUMENTS

The fair values of all the Company's financial instruments at December 31, 1996 and 1995 approximate the carrying amounts either because of the short-term maturity of these instruments or because of the insignificant movement in interest rates compared to those fixed for amounts due and from related parties over their relatively short terms.

The Company has no involvement with derivative financial instruments.

(14) ADVERTISING COSTS

The advertising costs directly charged to income during 1996, 1995 and 1994 were DM 65,824, DM 61,116 and DM 14,354 respectively.

(15) CHANGE IN ACCOUNTING ESTIMATE

Following a review of the estimated useful lives of its cellular telecommunications equipment, the Company extended the estimated useful lives of its transmission and message switching technology from eight to ten years. The change was made to reflect more accurately the estimated period that such assets will remain in service and was effective January 1, 1995. The new ten year depreciation period is consistent with current industry standards. The change increased net income for the year ended December 31, 1995 by DM 29,724 (net of deferred income taxes of DM 40,247).

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of AirTouch Communications, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 25, 1997 appearing on page 27 of the 1996 Annual Report to Stockholders of AirTouch Communications, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  Price Waterhouse LLP

San Francisco, California
February 25, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of AirTouch Communications, Inc.:

Our report on the December 31, 1994 consolidated financial statements of AirTouch Communications, Inc. (AirTouch) is included as an exhibit to the Form 10-K of AirTouch. In connection with our audit of such financial statements, we have audited the related financial statement schedule listed in Item 14(a) of AirTouch's Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/  Coopers & Lybrand L.L.P.

San Francisco, California
March 13, 1995

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN MILLIONS)

                COLUMN A                    COLUMN B              COLUMN C              COLUMN D     COLUMN E
-----------------------------------------  ----------   ----------------------------   ----------   ----------
                                                                         CHARGES
                                           BALANCE AT   CHARGED TO     RELATED TO                   BALANCE AT
                                           BEGINNING    COSTS AND     ACQUISITIONS/                   END OF
               DESCRIPTION                 OF PERIOD     EXPENSES    DISPOSITIONS(A)   DEDUCTIONS     PERIOD
-----------------------------------------  ----------   ----------   ---------------   ----------   ----------
Year ended December 31, 1996:
  Allowance for doubtful accounts........    $ 21.2       $ 61.6          $37.0          $ 58.7(b)    $ 61.1
  Deferred tax valuation allowance.......    $ 25.5       $  6.7          $  --          $ 29.6       $  2.6
  Other loss reserves and allowances.....    $ 39.8       $ 18.2          $ 1.9          $ 38.5       $ 21.4
Year ended December 31, 1995:
  Allowance for doubtful accounts........    $ 10.1       $ 56.0          $  --          $ 44.9(b)    $ 21.2
  Deferred tax valuation allowance.......    $ 10.5       $ 28.3          $  --          $ 13.3(c)    $ 25.5
  Other loss reserves and allowances.....    $  3.2       $ 40.1          $  --          $  3.5       $ 39.8
Year ended December 31, 1994:
  Allowance for doubtful accounts........    $  9.2       $ 33.8          $  --          $ 32.9(b)    $ 10.1
  Deferred tax valuation allowance.......    $  4.8       $  5.7          $  --          $   --       $ 10.5
  Other loss reserves and allowances.....    $  5.3       $   --          $  --          $  2.1       $  3.2

---------------
(a) Amounts reflect allowances acquired through acquisitions, net of dispositions.

(b) Amounts reflect items written-off, net of recoveries.

(c) Amounts reflect realization of tax benefit.