Form 10-Q
period 1997-03-31
AIRTOUCH COMMUNICATIONS INC
filed 1997-05-09
CIK 904255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 For the quarterly period ended March 31, 1997

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

At April 30, 1997, 503,099,669 shares of common stock were outstanding.

                          AIRTOUCH COMMUNICATIONS, INC.

                          INDEX TO REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


                     PART I -- FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS:

          Consolidated Statements of Income...............................  3

          Consolidated Balance Sheets.....................................  4

          Consolidated Statements of Cash Flows...........................  5

          Notes to Consolidated Financial Statements......................  6

          Selected Proportionate Financial Data ..........................  9

          Selected Proportionate Operating Data .......................... 10


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ....................... 11

               REPORT OF INDEPENDENT ACCOUNTANTS ......................... 18



                      PART II -- OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS .......................................... 19

     ITEM 2.  CHANGES IN SECURITIES ...................................... 19

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............................ 19

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........ 19

     ITEM 5.  OTHER INFORMATION .......................................... 19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ........................... 19

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Consolidated Statements of Income

AirTouch Communications, Inc. and Subsidiaries

===================================================================================================
                                                                                  (Unaudited)
                                                                              Three months ended
                                                                                   March 31
                                                                            -----------------------
 (Dollars in millions, except per share amounts)                                1997         1996
---------------------------------------------------------------------------------------------------
Operating revenues                                                           $   836      $   449
Operating expenses:
   Cost of revenues                                                              177          103
   Selling and customer operations expenses                                      208          139
   General, administrative, and other expenses                                   107           93
   Depreciation and amortization expenses                                        136           65
---------------------------------------------------------------------------------------------------
Total operating expenses                                                         628          400
---------------------------------------------------------------------------------------------------
Operating income                                                                 208           49
Equity in net income (loss) of unconsolidated wireless systems                     8           49
Minority interests in net (income) loss of consolidated wireless systems         (39)          (9)
Interest:
   Expense                                                                       (26)          (8)
   Income                                                                          5            4
Foreign exchange gain (loss)                                                       4            2
Miscellaneous income (expense)                                                    (1)           6
---------------------------------------------------------------------------------------------------
Income before income taxes and preferred dividends                               159           93
Income taxes                                                                      82           41
---------------------------------------------------------------------------------------------------
Income before preferred dividends                                                 77           52
Preferred dividends                                                               13           --
---------------------------------------------------------------------------------------------------
Net income available to common stockholders                                  $    64      $    52
===================================================================================================

Net income available to common stockholders - per share                      $  0.13      $  0.10
===================================================================================================

Weighted average shares outstanding (in thousands)                           502,811      498,837
===================================================================================================


The accompanying Notes are an integral part of the Consolidated Financial Statements.

Consolidated Balance Sheets

AirTouch Communications, Inc. and Subsidiaries

==============================================================================================================
                                                                                    (Unaudited)
                                                                                     March 31      December 31
(Dollars in millions)                                                                  1997           1996
--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $    63          $    28
   Accounts receivable (net of allowance for uncollectibles of
     $66 and $61, respectively)                                                           419              416
   Inventories                                                                             63               55
   Other receivables                                                                       22               33
   Due from related parties                                                                25               34
   Other current assets                                                                    70               58
--------------------------------------------------------------------------------------------------------------
Total current assets                                                                      662              624
Property, plant, and equipment, net                                                     2,275            2,322
Investments in unconsolidated wireless systems                                          1,888            1,992
Intangible assets, net                                                                  3,358            3,409
Deferred charges and other noncurrent assets                                              303              177
--------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 8,486          $ 8,524
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                                             $   162         $   200
   Short-term borrowings                                                                    32              53
   Current portion of long-term debt                                                        15              16
   Other current liabilities                                                               497             491
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  706             760
Long-term debt                                                                           1,607           1,637
Deferred income taxes                                                                      687             693
Deferred credits                                                                            85             104
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        3,085           3,194
--------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interests in consolidated wireless systems                                        287             268
--------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock and additional paid-in capital ($.01 par value; 50 million shares authorized):
     Series A (6 million shares authorized, no shares issued or outstanding)                --              --
     6.00% Class B Mandatorily Convertible (24 million shares authorized,
      17.2 million shares issued and outstanding; liquidation value of $500)               500             500
     4.25% Class C Convertible (19 million shares authorized, 11.1 million shares issued
      and outstanding; liquidation value of $554)                                          541             541
   Common stock and additional paid-in capital ($.01 par value; 1.1 billion shares authorized, 503.0 million shares issued and 502.9 million shares outstanding at March 31, 1997, 502.4 million shares issued and 502.3 million shares
    outstanding at December 31, 1996)                                                    4,010           3,987
   Retained earnings                                                                        85              21
   Cumulative translation adjustment                                                       (34)              3
   Other                                                                                    12              10
--------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               5,114           5,062
--------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                             $ 8,486         $ 8,524
==============================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

AirTouch Communications, Inc. and Subsidiaries

======================================================================================================
                                                                                       (Unaudited)
                                                                                   Three months ended
                                                                                        March 31
                                                                                  ---------------------
(Dollars in millions)                                                               1997         1996
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Income before preferred dividends                                              $   77       $   52
   Adjustments to reconcile income before preferred dividends for items currently not affecting operating cash flows:
       Depreciation, amortization, and other non cash charges                        138           66
       Distributions received from equity investees                                  106           27
       Minority interests in net income (loss) of consolidated wireless systems       39            9
       Deferred income tax (benefit) expense                                         (10)           9
       Equity in net (income) loss of unconsolidated wireless systems                 (8)         (49)
       Loss (gain) on sale of assets and telecommunications interests                  1           (7)
       Changes in assets and liabilities:
         Accounts receivable, net                                                    (11)          10
         Other current assets and receivables                                         (3)          29
         Deferred charges and other noncurrent assets                                (32)          20
         Accounts payable and other current liabilities                              (21)        (113)
         Deferred credits and other liabilities                                        3           (1)
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities                                                 279           52
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Investment in unconsolidated wireless systems                                     (75)        (122)
   Additions to property, plant, and equipment                                      (140)         (40)
   Purchase of CCI options pursuant to merger agreement                               --         (108)
   Other investing activities                                                          9           (6)
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities                                                (206)        (276)
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuing long-term debt and commercial paper                         240          970
   Retirement of long-term debt and commercial paper                                (262)        (805)
   Distributions to minority interests of consolidated wireless systems              (15)          (5)
   Payment of preferred stock dividends                                              (13)          --
   Other financing activities                                                         17           19
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities                                                 (33)         179
-------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                          (5)          --
-------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                               35          (45)
Beginning cash and cash equivalents                                                   28           83
-------------------------------------------------------------------------------------------------------
Ending cash and cash equivalents                                                  $   63       $   38
======================================================================================================



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


A.  BASIS OF PRESENTATION
The unaudited consolidated financial statements of AirTouch Communications, Inc. (the "Company") furnished herein have been reviewed by independent accountants and reflect all adjustments which are, in the opinion of the Company, necessary to present fairly the financial position and results of operations for each interim period presented. All such adjustments are normal recurring adjustments. The Company recommends that these interim financial statements be read in conjunction with the Consolidated Financial Statements and accompanying Notes presented in the Company's 1996 Annual Report on Form 10-K.

In December 1996, the Company acquired a controlling interest in Telecel Communicacoes Pessoias, S.A. ("Telecel"), the Company's cellular system in Portugal and began consolidating it's results of operations as of January 1, 1997.

With respect to the unaudited consolidated financial information of the Company as of and for the three-month periods ended March 31, 1997 and 1996 included in this Form 10-Q, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 8, 1997 appearing herein, states that they did not audit and they do not express an opinion on the unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of this Form 10-Q prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Act.

B.  ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128"). SFAS 128 establishes new standards for computing and disclosing earnings per share ("EPS").

SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. SFAS 128, when adopted, will require the Company to replace its traditional EPS disclosures with a dual presentation of "Basic" and "Diluted" EPS and to restate all prior period EPS data presented. Consistent with the required adoption period, the Company intends to adopt SFAS 128 effective with the issuance of its December 31, 1997 financial statements. However, if SFAS 128 had been in effect for the quarter ended March 31, 1997, Basic and Diluted EPS would be the same for both periods as the EPS presented in the Company's Consolidated Statements of Income on page 3.

C.  INVESTMENTS IN UNCONSOLIDATED WIRELESS SYSTEMS

The Company's investments in unconsolidated wireless systems consist of the following:

----------------------------------------------------
                            March 31    December 31
(Dollars in millions)           1997           1996
----------------------------------------------------
Investments at equity        $ 1,816        $ 1,920
Investments at cost               72             72
----------------------------------------------------
                             $ 1,888        $ 1,992
====================================================

For the three months ended March 31, 1997 and 1996, the Company's equity in net income of significant equity investees (Mannesmann Mobilfunk GmbH and CMT Partners in 1997 and Mannesmann Mobilfunk GmbH, CMT Partners, New Par, and Cellular Communications, Inc. in 1996) was $75 million and $83 million, respectively. The Company's equity in net income of these investees differs from its proportionate share of their reported net income in the table below primarily due to amortization of intangibles and other adjustments. Condensed operating results for the Company's significant equity investments are as follows:

-------------------------------------------------------
                                   Three Months Ended
                                        March 31
                                  ---------------------
(Dollars in millions)              1997          1996
-------------------------------------------------------
Mannesmann Mobilfunk GmbH
   Operating revenues              $740          $554
   Operating income                $252          $148
   Net income                      $108          $ 67
CMT Partners
   Operating revenues              $139          $125
   Operating income                $ 53          $ 46
   Net income                      $ 57          $ 53
=======================================================

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


D.  CONTINGENCIES

In November 1993, a class action complaint was filed on behalf of AirTouch's cellular customers in Orange County Superior Court naming, among others, the Company. This complaint alleges certain facts, including a similarity in the pricing structures of the two defendant cellular carriers, which plaintiffs contend are circumstantial evidence that the Company, as general partner of Los Angeles SMSA Limited Partnership, and Los Angeles Cellular Telephone Company conspired to fix the prices of retail and wholesale cellular radio services in the Los Angeles market. The complaint seeks damages for the class "in a sum in excess of $100,000,000." A similar suit filed in federal court and two similar agent cases were settled for immaterial amounts. Trial has been set for July 7, 1997. The Company does not believe that this proceeding will have a material adverse effect on the Company's financial position or results of operations.

In 1994, two class action complaints were filed on behalf of AirTouch's cellular customers, one in San Diego County Superior Court and one in the U.S. District Court for the Southern District of California, alleging that there is circumstantial evidence that the Company and U S WEST, Inc. ("U S WEST") colluded to fix the prices of retail and wholesale cellular radio services in the San Diego market by setting their initial basic rates for cellular service at nearly identical levels and having similar basic rates thereafter. Plaintiffs estimate damages to the class at between $46 million and $69 million. The state case has been dismissed. A class has been certified in the remaining case. U S WEST has settled the lawsuit with respect to their potential liability for $4 million. Two additional cases, one in Orange County and one in San Diego, have been brought by a number of individual agents against the Company and others. Each contains allegations similar to those in the San Diego and Orange County price fixing cases, and also allegations of various business torts and monopolization. One case seeks damages of approximately $80 million and the other approximately $50 million. The Company is vigorously defending these suits and does not believe that these proceedings will have a material adverse effect on the Company's financial position or results of operations.

In 1994, a class action complaint was filed on behalf of AirTouch's cellular customers in San Francisco County Superior Court alleging certain facts, including a similarity in the pricing structures of the two competitors, which plaintiffs contend is circumstantial evidence of a tacit conspiracy between Bay Area Cellular Telephone Company, in which the Company has an indirect interest, and GTE Mobilnet to fix the prices of retail and wholesale cellular radio services in the San Francisco Bay Area market. A class has been stipulated. In 1996, an almost identical class action complaint was filed by a different plaintiff in Alameda County Superior Court against Bay Area Cellular Telephone Company, GTE Mobilnet, and a number of other companies, including the Company. It alleges essentially the same facts as the San Francisco case alleges. The two cases have been assigned to a single judge for coordination. A tentative settlement has been reached in the case filed in Alameda County which, if approved by the court, would resolve both cases. The Company does not believe that these proceedings will have a material adverse effect on the Company's financial position or results of operations.

The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these various other proceedings cannot be ascertained, management does not expect that they will have a material adverse effect on the results of operations or financial position of the Company.

In the ordinary course of business, the Company has issued letters of responsibility and letters of support for performance guarantees, refundable security deposits, and credit facilities of certain subsidiaries and affiliates providing varying degrees of recourse to the Company. At March 31, 1997, the Company's proportionate share under such arrangements was $283 million. The Company believes it is remote that it will be required to pay under these various arrangements.

E.  SUBSEQUENT EVENTS

On April 17, 1997, the Company and U S WEST signed a letter of intent to merge their respective U.S. cellular businesses. If consummated, the transaction would replace the 1994 agreements between the Company and U S WEST that called for the companies to combine their U.S. cellular businesses in a multi-phased transaction. As a result of the proposed transaction the Company would obtain ownership of U S WEST's domestic wireless businesses, assume up to $2.2 billion of debt related to the acquired assets, and issue up to 93.3 million shares of Company common stock to shareholders of U S WEST Media Group. Closing of the proposed transaction is subject to the fulfillment of many conditions including the signing of a definitive merger agreement, approval of the transaction and related agreements by the Boards of Directors of the Company and U S WEST, approval by shareholders of U S WEST Media Group and U S WEST Communications Group, and the receipt of all necessary regulatory, judicial, and other

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


governmental approvals including the receipt of an advance letter ruling from the Internal Revenue Service stating that the proposed merger would qualify as a tax-free transaction. The Company believes this transaction will close in early 1998. However, certain legislation was introduced in Congress in April 1997 which if passed in its current form might result in the transaction not being tax free. Should this transaction not be considered tax free, the companies would continue with their existing July 1994 agreement.

                 AirTouch Communications, Inc. and Subsidiaries


Selected Proportionate Financial Data (UNAUDITED) (1)

-------------------------------------------------------------------------------
                                                        Three Months Ended
                                                              March 31
                                                    ---------------------------
(Dollars in millions)                                  1997             1996(2)
-------------------------------------------------------------------------------
TOTAL COMPANY
   Service and other revenues                       $ 1,113            $   838
   Operating expenses before
     depreciation and amortization(3)                   700                599
   Depreciation and amortization                        188                132
-------------------------------------------------------------------------------
   Operating income                                 $   225            $   107
===============================================================================
   Net income                                       $    64            $    52
   Operating cash flow(4)                           $   413            $   239
   Operating cash flow margin(5)                       37.1%              28.5%
-------------------------------------------------------------------------------
U.S. CELLULAR OPERATIONS
   Service and other revenues                       $   562            $   434
   Cost of revenues                                      57                 50
   Selling and customer operations(3)                   197                165
   General, administrative, and
     other expenses                                      36                 32
   Depreciation and amortization                         95                 59
-------------------------------------------------------------------------------
   Operating income                                 $   177            $   128
===============================================================================
   Operating cash flow(4)                           $   272            $   187
   Operating cash flow margin(5)                       48.4%              43.1%
-------------------------------------------------------------------------------
INTERNATIONAL OPERATIONS
   Service and other revenues                       $   470            $   332
   Operating expenses before
     depreciation and amortization(3)                   321                282
   Depreciation and amortization                         64                 55
-------------------------------------------------------------------------------
   Operating income (loss)                          $    85            $    (5)
===============================================================================
   Operating cash flow(4)                           $   149            $    50
   Operating cash flow margin(5)                       31.7%              15.1%
-------------------------------------------------------------------------------
U.S. PAGING OPERATIONS(6)
   Service and other revenues(7)                    $    79            $    71
   Operating expenses before
     depreciation and amortization                       54                 49
   Depreciation and amortization                         18                 15
-------------------------------------------------------------------------------
   Operating income                                 $     7            $     7
===============================================================================
   Operating cash flow(4)                           $    25            $    22
   Operating cash flow margin(5)                       31.6%              31.0%
-------------------------------------------------------------------------------

Footnotes:

(1) This table is not required by GAAP and is not intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. It is presented to provide supplemental data. Because significant assets of the Company are not reported on a consolidated basis, the Company believes that proportionate financial data facilitates the understanding and assessment of its Consolidated Financial Statements. Under GAAP, the Company consolidates the entities in which it has a controlling interest and uses the equity method to account for entities over which the Company has significant influence but does not have a controlling interest. In contrast, proportionate accounting reflects the Company's relative ownership interests in operating revenues and expenses for both its consolidated and equity-method entities, exclusive of cost-based investments and certain equity-method investments that are not material. For example, U.S. cellular proportionate results present the Company's share -- its percentage ownership -- for all significant U.S. cellular operations, including those entities where the Company does not own more than 50%. Similarly, Total Company proportionate results show the Company's share of all its significant worldwide operations.

(2) Certain 1996 data has been reclassified and restated to conform to the current year's presentation.

(3)  Includes net losses on equipment sold to acquire and retain customers.

(4) Operating cash flow is defined as operating income plus depreciation and amortization and is not the same as cash flow from operating activities in the Company's Consolidated Statements of Cash Flows. Proportionate operating cash flow represents the Company's ownership interests in the respective entities' operating cash flows. As such, proportionate operating cash flow does not represent cash available to the Company.

(5) Operating cash flow margin is calculated by dividing "Operating cash flow" by "Service and other revenues."

(6) U.S. Paging Operations are wholly owned by the Company; therefore, proportionate information reflects 100% of the subsidiary's GAAP-basis operating results.

(7)  Includes positive margin on equipment sales.

                 AirTouch Communications, Inc. and Subsidiaries


Selected Proportionate Operating Data(1)



-------------------------------------------------------------------------------
                                                               March 31
                                                     --------------------------
(IN THOUSANDS, EXCEPT PER UNIT DATA)                     1997              1996
-------------------------------------------------------------------------------
TOTAL COMPANY
   Cellular and PCS POPs(2,3)                         178,367           165,002
   Cellular and PCS subscribers(3)                      5,487             3,347
   Cellular and PCS subscriber net adds
     in period, excluding acquisitions(3,4)               341               288
   Paging units in service                              2,960             2,614
   Capital expenditures and capital
     calls, excluding acquisitions(5)                $    164          $    202
-------------------------------------------------------------------------------
U.S. CELLULAR OPERATIONS
   Cellular POPs(2)                                    43,364            37,798
   Cellular subscribers                                 3,550             2,392
   Cellular subscriber net adds in period,
     excluding acquisitions(4)                            147               130
   Monthly average revenue per unit(4)               $     54          $     63
   Monthly cash cost per unit(4)                     $     28          $     36
   Capital expenditures and capital
     calls, excluding acquisitions(5)                $     60          $     31
-------------------------------------------------------------------------------
INTERNATIONAL OPERATIONS
   Cellular POPs(2)                                   120,774           112,904
   Cellular subscribers                                 1,910               955
   Cellular subscriber net adds in period,
     excluding acquisitions(4)                            176               158
   Monthly average revenue per unit(4)               $     86          $    127
   Monthly cash cost per unit(4)                     $     59          $    108
   Capital expenditures and capital
     calls, excluding acquisitions(5)                $     45          $    122
-------------------------------------------------------------------------------
U.S. PAGING OPERATIONS(6)
   Total paging units in service                        2,923             2,468
   Paging units in service net adds in
     period, excluding acquisitions(4)                     73               131
   Capital expenditures and capital
     calls, excluding acquisitions(5)                $     18          $     27
-------------------------------------------------------------------------------
PRIMECO OPERATIONS(3)
   PCS POPs(2)                                         14,229            14,300
   PCS subscribers                                         27                --
-------------------------------------------------------------------------------


Footnotes:
(1) Reflects operating data of systems and total units in service of paging systems in which the Company owns an interest, multiplied by the Company's ownership interest, exclusive of cost-based investments and certain equity-based investments that are not material to the information presented.

(2) POPs are the estimated market population multiplied by the Company's ownership interest in a licensee operating in that market and includes markets in which the networks are under construction and the markets of certain cost-based investments not included in proportionate operating results.

(3) PCS data relates to PrimeCo Personal Communications, L.P. ("PrimeCo"), a personal communications service ("PCS") business in which the Company has a 25% interest.

(4)  For the three months ended March 31.

(5) Reflects GAAP-basis operating data, in millions, for the three months ended March 31.

(6) U.S. Paging Operations are wholly owned by the Company; therefore, proportionate information reflects 100% of the subsidiary's GAAP-basis operating data.

                 AirTouch Communications, Inc. and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management's discussion and analysis is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of AirTouch Communications, Inc., together with its subsidiaries and partnerships (collectively, the "Company" or "AirTouch"). This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying Notes.

Private Securities Litigation Reform Act Safe Harbor Statement. In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, but are not limited to: a change in economic conditions in various markets served by the Company's operations which would adversely affect the level of demand for wireless services; greater-than-anticipated competitive activity requiring new pricing and/or product offerings or resulting in higher acquisition costs; greater-than-expected customer growth driving increased investment in network capacity; the level of fraudulent activity; the impact of new business opportunities requiring significant up-front investments; the timing and manner of combination of the Company's and U S WEST, Inc.'s cellular properties in the U.S.; the impact on capital spending from the deployment of new technologies; and the risk that technologies will not perform according to expectations. These and other risks and uncertainties related to the business are described in detail in the Company's 1996 Annual Report on Form 10-K under the heading "Investment Considerations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

BASIS OF PRESENTATION

CONSOLIDATION VS. THE EQUITY METHOD

In accordance with generally accepted accounting principles ("GAAP"), the Company consolidates revenues and expenses of each subsidiary and partnership in which the Company has a controlling interest. The Company uses the equity method to record the operating results of entities in which the Company has significant influence, but does not have a controlling interest. Consolidated operating revenues and expenses principally include seven U.S. cellular markets, all U.S. paging markets, and Europolitan Holdings AB ("Europolitan"), the Company's cellular operation in Sweden (formerly NordicTel Holdings AB or "NordicTel"). On December 31, 1996, AirTouch consolidated Telecel Communicacoes Pessoais, S.A. ("Telecel"), its cellular system in Portugal, subsequent to acquiring a controlling interest and, accordingly, the cellular system's results were included in consolidated results during the three months ended March 31, 1997. The seven U.S. cellular markets included in consolidated revenues and expenses during 1997 were Los Angeles, Sacramento, Atlanta, San Diego, Great Lakes (properties in Michigan and Ohio), Wichita, and Topeka. Consolidation of the Company's Great Lakes market commenced on August 16, 1996, the date on which the Company completed its acquisition of the remaining capital stock of Cellular Communications, Inc. ("CCI") that it did not already own. For further information regarding the acquisition, see "Cellular Communications, Inc. Merger."

GAAP VS. PROPORTIONATE PRESENTATION

Tables presenting results of operations on a proportionate basis are included as supplementary information in the discussion and analysis of results of operations for the Company's U.S. cellular and international operations. Proportionate presentation is a pro-rata consolidation which reflects the Company's share of revenues and expenses in both its consolidated and unconsolidated wireless systems, net of interests of minority and equity partners. Proportionate results are calculated by multiplying the Company's ownership interest in each wireless system by each system's total operating results, whereas the presentation prepared in accordance with GAAP requires consolidation of wireless systems controlled by the Company and the equity method of accounting for wireless systems in which the Company has significant influence, but not a controlling interest. Net income under either GAAP or proportionate presentation is the same.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


Proportionate presentation is not required by GAAP, nor is it intended to replace the consolidated operating results prepared and presented in accordance with GAAP. However, since significant wireless systems are not consolidated, proportionate information is provided as supplemental data to facilitate a more detailed understanding and assessment of consolidated operating results prepared and presented in accordance with GAAP.

COMPOSITION OF OPERATING REVENUES AND EXPENSES

Operating revenues include cellular and paging service revenues, as well as equipment sales. Cellular service revenues primarily consist of air time charges, access fees, and in-bound roaming charges. Paging service revenues primarily consist of paging service charges and rentals of paging units in the United States. Equipment sales consist of revenues from sales of cellular telephones, accessories, and pagers. Equipment sales are not a primary part of the Company's cellular or paging businesses. Rather, the Company offers cellular and paging equipment at competitive prices, which are usually at or below cost, as an incentive for its customers to subscribe to its cellular and paging services. For purposes of proportionate presentation, the Company reflects the net loss on sales of cellular telephones as a selling and customer operations expense.

Operating expenses include: cost of revenues; cost of equipment sales; selling and customer operations expenses; general, administrative, and other expenses; and depreciation and amortization expenses. Cost of revenues primarily consists of cellular and paging network operating costs, interconnection fees assessed by local exchange carriers, and costs of cellular roaming fraud. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the level of cellular calls and paging transmissions, consists of per-minute usage fees charged by local exchange carriers for cellular calls or paging transmissions terminating on their networks. Selling and customer operations expenses primarily consist of compensation to sales channels; salaries, wages, and related benefits for sales and customer service personnel; and billing, advertising, and promotional expenses. General, administrative, and other expenses primarily consist of salaries, wages, and related benefits for general and administrative personnel, international license application costs, bad debt, and other overhead expenses. Depreciation and amortization primarily consists of depreciation recorded for the Company's cellular and paging networks, as well as amortization of intangibles such as wireless license costs, subscriber lists, and goodwill.


RESULTS OF OPERATIONS

The following discussions compare the results of operations for the three months ended March 31, 1997 to the three months ended March 31, 1996. The operating results of these periods are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and accompanying Notes for each period discussed, as well as the information presented in all other sections of management's discussion and analysis.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated operating income increased $159 million or 324.5%, due primarily to increases of $94 million and $59 million in operating income of U.S. cellular and international operations, respectively. As indicated in the discussion of U.S. cellular and international operations, a significant portion of the increase in consolidated operating income resulted from the consolidation of the Great Lakes market and Telecel.

Equity in net income (loss) of unconsolidated wireless services decreased $41 million due primarily to the consolidation of the Great Lakes market beginning August 16, 1996 (see "Cellular Communications, Inc. Merger") and increased operating losses of PrimeCo Personal Communications, L.P. ("PrimeCo") associated with the start-up phase of the personal communications services ("PCS") business. Such decreases were partially offset by significant improvements in the operating results of international operations.

The increase in interest expense resulted from higher debt balances and a reduction in capitalized interest as the related assets under construction were placed in service.

Excluding the effect of foreign equity in net income (loss) of unconsolidated wireless systems, minority interest for consolidated foreign operations, and a tax loss on the sale of certain foreign telecommunications interests during the three months ended March 31, 1996, the Company's effective tax rate increased from 49% to 50% due to an increase in non-deductible goodwill amortization.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


U.S. CELLULAR OPERATIONS

U.S. Cellular Operating Results
=============================================================================
(GAAP-Basis)                                      For the three months
                                                     ended March 31,
                                                -----------------------------
                                                                       Pro
                                                     Actual           Forma
(Dollars in millions)                            1997       1996      1996(c)
------------------------------------------------------------------------------
Service and other revenues                      $ 557      $ 311      $ 480
Equipment sales                                    28         11         19
------------------------------------------------------------------------------
Operating revenues                                585        322        499
------------------------------------------------------------------------------
Operating expenses before
   depreciation and
   amortization expenses                          316        202        298
Depreciation and
   amortization expenses                           94         39         83
------------------------------------------------------------------------------
Operating income                                  175         81        118
Equity in net income
   (loss) of
   unconsolidated wireless
   systems                                         29         62         28
Minority interests in net
   (income) loss of
   consolidated wireless
   systems                                        (24)       (17)       (17)
Other (income) expense
   included in equity
   income and minority
   interests (a)                                   (3)         2         (5)
------------------------------------------------------------------------------
U.S. cellular operating
   contribution to net
   income (b)                                   $ 177      $ 128      $ 124
==============================================================================

(a) Represents income taxes and non-operating expenses or income included in equity in net income (loss) of unconsolidated wireless systems and in minority interests in net (income) loss of consolidated wireless systems.

(b) Represents the Company's share of combined operating income of consolidated and unconsolidated U.S. cellular operations, net of the interests of minority and equity partners (equal to proportionate operating income presented on page 14).

(c) Adjusted to present results as if the Great Lakes market had been wholly owned and consolidated during the three months ended March 31, 1996.

Cellular Communications, Inc. Merger. Effective August 16, 1996, AirTouch acquired the remaining 63% of CCI's capital stock that it did not already own. As a result of the acquisition, AirTouch now owns 100% of CCI and New Par, the equally owned partnership between the Company and CCI that operated cellular properties in Michigan and Ohio prior to the merger. Accordingly, the operating results of CCI and New Par (referred to elsewhere in management's discussion and analysis as the "Great Lakes" market) are reflected in equity earnings at the Company's ownership interest prior to the merger during the three months ended March 31, 1996 and in consolidated results at one hundred percent during the three months ended March 31, 1997. Since the actual results of operations for each period are not comparable, pro forma results for the three months ended March 31, 1996 are included in the preceding table to reflect results as if the Great Lakes market had been wholly owned and consolidated during that period. The following narrative discussion compares actual results for the three months ended March 31, 1997 to the pro forma results for the three months ended March 31, 1996.

U.S. cellular consolidated operating revenues increased 17.2%, due primarily to a 30.4% increase in minutes of usage resulting mainly from a 29.1% increase in subscribers, partially offset by a 13.3% decrease in the average revenue per customer. The average revenue per minute of usage declined 10.3%. The Company achieved customer growth in its consolidated markets through advertising and by continuing to offer competitive incentive programs such as waived service establishment charges, discounted monthly access fees, discounted cellular handsets, discounted air time packages, promotional air time credits at the beginning of service contracts, and reduced or fixed rates for off-peak usage and roaming. The declines in average revenue per customer and average revenue per minute of usage were primarily attributable to continued success in penetrating the consumer markets and to rate reductions and discounts associated with competitive customer incentive programs and marketing promotions. Consumer usage patterns contributed to declines in average revenue per customer because consumers typically place and receive fewer calls than commercial customers and often use their telephones more during lower-rate, off-peak calling periods. The Company expects the shift toward consumer markets to continue, resulting in continuing declines in average revenue per customer and average revenue per minute of usage.

U.S. cellular operating income increased 48.3% and operating margins increased from 23.6% to 29.9%. Operating cash flow margins (operating margins excluding the effect of depreciation and amortization expenses) increased from 40.3% to 46%. Improvements in operating margins despite declining average revenues per customer and average revenues per minute of usage resulted from a more significant 18.8% decrease in the average cash cost per customer. The average cash cost per minute of usage declined 18.5%. Declining cash costs per customer and per minute of usage reflect the Company's continuing efforts to reduce cash costs more rapidly than the related declines in average revenue per customer and average revenue per minute of usage. Decreases in average cash costs resulted from several factors, including increased economies of scale, reductions in roaming fraud, declines in handset costs, a shift in customer acquisitions to lower-cost direct sales channels, and a reduction in interconnection rates. The Company has also reduced the rate at which customers discontinue service by

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


increasing its focus on customer incentive programs designed to retain existing customers, which is significantly less expensive than replacing customers who discontinue service. The aforementioned cost reductions were partially offset by moderate increases in personnel, billing, facilities, and certain other costs necessary to serve the expanded customer base. Depreciation and amortization increased 13.3%, due primarily to depreciation of significantly larger property, plant, and equipment balances associated with analog network expansion and digital cellular deployment across various consolidated markets.

Proportionate U.S. Cellular Operating Results
Proportionate information for the Company's U.S. cellular operations is presented as supplemental information only and is a pro-rata consolidation of the Company's share of all U.S. cellular operating revenues and expenses, net of the interests of minority and equity partners. Since significant U.S. cellular operations are not consolidated, the Company believes that proportionate information facilitates a more detailed understanding of the Company's operating results prepared and presented in accordance with GAAP.

U.S. Cellular Operating Results
--------------------------------------------------------------
(Proportionate-Basis)                    For the three months
                                            ended March 31,
                                      ------------------------
(Dollars in millions)                    1997             1996
--------------------------------------------------------------
Service and other revenues             $  562           $  434
--------------------------------------------------------------
Operating expenses before
   depreciation and
   amortization (a)                       290              247
Depreciation and
   amortization expenses                   95               59
--------------------------------------------------------------
Operating income                       $  177           $  128
--------------------------------------------------------------
Operating cash flow (b)                $  272           $  187
Operating cash flow
   margin (c)                            48.4%            43.1%
--------------------------------------------------------------

Operating data (In
   thousands, except unit
   data)
--------------------------------------------------------------
Subscribers                             3,550            2,392
Subscriber net adds in
   period, excluding
   acquisitions                           147              130
Monthly average revenue
   per unit                            $   54           $   63
Monthly cash cost per unit             $   28           $   36
===============================================================

(a) See Footnote 3 on page 9
(b) See Footnote 4 on page 9.
(c) See Footnote 5 on page 9.


Other Matters Affecting U.S. Cellular Operations

AirTouch/U S WEST Partnerships. On April 17, 1997, AirTouch and U S WEST, Inc. ("U S WEST") signed a letter of intent to merge their respective U.S. cellular businesses. If consummated, the transaction proposed in the letter of intent would replace the three-phase transaction described in the Company's 1996 Annual Report on Form 10-K. In connection with the transaction described in the letter of intent, the Company would assume up to $2.2 billion of debt, as well as other liabilities, related to the U.S. cellular operations of U S WEST and issue up to
93.3 million shares of AirTouch common stock to U S WEST's shareholders. The Company's preliminary estimates, which are subject to change depending on the final purchase price and the final appraisal of the assets acquired and the liabilities assumed, indicate that earnings per share will be diluted by approximately $0.30 per share for the first full year following the merger. The Company believes that the dilutive effects of the merger will decline thereafter. See Note E, "Subsequent Events," to the Consolidated Financial Statements.

U.S. PAGING OPERATIONS

All U.S. paging markets are wholly owned by the Company.

U.S. Paging Operating Results
---------------------------------------------------------------
(GAAP-Basis)                            For the three months
                                           ended March 31,
                                       ------------------------
(Dollars in millions)                    1997             1996
---------------------------------------------------------------
Service and other revenues             $   79           $   69
Equipment sales                             9               13
---------------------------------------------------------------
Operating revenues                         88               82
---------------------------------------------------------------
Operating expenses before
   depreciation and
   amortization expenses                   63               60
Depreciation and
   amortization expenses                   18               15
---------------------------------------------------------------
Operating income                       $    7           $    7
---------------------------------------------------------------
Operating cash flow (a)                $   25           $   22
Operating cash flow
   margin (b)                            28.4%            26.8%
---------------------------------------------------------------

Operating data (In
   thousands)
---------------------------------------------------------------
Units in service                        2,923            2,468
Units in service net adds
   during period,
   excluding acquisitions                  73              131
===============================================================

(a)  See Footnote 4 on page 9

(b) Operating cash flow margins in the GAAP presentation above differ from the same margins presented in "Selected Proportionate Financial Data" because costs of equipment sales are included in operating expenses in this presentation in accordance with GAAP, rather than being presented as a reduction to service and other revenues as is done in the proportionate presentation.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


Operating revenues increased 7.3%, due primarily to an 18.4% increase in paging units in service in existing and start-up paging markets, partially offset by a 5.5% decline in the average revenue per unit in service and a decline in pager sales attributable to the decrease in the number of units in service added. Operating income remained flat and operating margins decreased slightly from 8.5% to 8%. Operating cash flow margins (operating margins excluding the effect of depreciation and amortization), however, increased from 26.8% to 28.4%. The increase in the operating cash flow margin resulted primarily from increased service and other revenues. Increased depreciation and amortization resulted from expansion of paging networks and higher depreciation of more expensive leased alphanumeric pagers, which comprised a larger percentage of leased pagers compared to the first quarter of 1996.

INTERNATIONAL OPERATIONS

International Operations Operating Results
---------------------------------------------------------------------------
(GAAP-Basis)                                   For the three months ended
                                                        March 31,
                                            -------------------------------
                                                                     Pro
                                                  Actual             Forma
(Dollars in millions)                        1997       1996         1996(c)
---------------------------------------------------------------------------
Service and other revenues                  $ 151      $  39         $ 111
Equipment sales                                12          5            10
---------------------------------------------------------------------------
Operating revenues                            163         44           121
---------------------------------------------------------------------------
Operating expenses before
   depreciation and
   amortization expenses                      104         58           111
Depreciation and
   amortization expenses                       22          8            15
---------------------------------------------------------------------------
Operating income                               37        (22)           (5)
Equity in net income
   (loss) of
   unconsolidated wireless
   systems                                     10         (7)           (9)
Minority interests in net
   (income) loss of
   consolidated wireless
   systems                                    (15)         8             5
Other (income) expense
   included in equity
   income and minority
   interests (a)                               53         16             6
---------------------------------------------------------------------------
International operations
   operating contribution
   to net income (b)                        $  85      $  (5)        $  (3)
============================================================================

(a) Represents income taxes and non-operating expenses or income included in equity in net income (loss) of unconsolidated wireless systems and in minority interests in net (income) loss of consolidated wireless systems.

(b) Represents the Company's share of combined operating income of consolidated and unconsolidated international operations, net of the interests of minority and equity partners (equal to proportionate operating income presented on page 16).

(c) Adjusted to present results as if Telecel had been consolidated and the Company's ownership interest in Telecel had been 50.9% during the three months ended March 31, 1996.

Actual consolidated international operating results presented in the preceding table for the three months ended March 31, 1996 reflect the operations of Europolitan, the Company's cellular system in Sweden. On December 31, 1996, the Company consolidated Telecel, its cellular system in Portugal, subsequent to acquiring a 50.9% controlling interest and, accordingly, consolidated international operating results presented in the preceding table for the three months ended March 31, 1997 reflect the operations of both Telecel and Europolitan. Operating results for other international markets are reflected in equity in net income (loss) of unconsolidated wireless systems. Since the actual results of operations for each period are not comparable, pro forma results for the three months ended March 31, 1996 are included in the preceding table to reflect results as if Telecel had been consolidated and the Company's ownership in Telecel had been 50.9% during that period. The following narrative discussion compares actual results for the three months ended March 31, 1997 to the pro forma results for the three months ended March 31, 1996.

Operating revenues increased 34.7% due primarily to substantial subscriber growth in both Portugal and Sweden, partially offset by unfavorable changes in the related foreign exchange rates. Operating margins improved from negative 4.1% to positive 22.7%, due primarily to rapidly declining cash costs per customer achieved as operations in Sweden and Portugal continued to gain scale.

Equity in net income (loss) of unconsolidated wireless systems improved 211.1% due to improved operating results in Germany, Spain, Japan, and Belgium. Improvements in these countries resulted primarily from increasing economies of scale and continued subscriber growth, partially offset by overall declines in the average revenue per customer. Such improvements were partially offset by increased losses in Italy, South Korea, and Poland, which were attributable to marketing and sales expenses associated with continued rapid subscriber growth and other costs to launch and expand service.

Proportionate International Cellular Operating Results

Proportionate information for the Company's international operations is presented as supplemental information only and is a pro-rata consolidation of the Company's share of all international operating revenues and expenses, net of the interests of minority and equity partners. Since significant international operations are not consolidated, the Company believes that proportionate information

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


facilitates a more detailed understanding of the Company's operating results prepared and presented in accordance with GAAP.

International Operations Operating Results
---------------------------------------------------------------------------
(Proportionate-Basis)                                For the three months
                                                        ended March 31,
                                                    -----------------------
(Dollars in millions)                                 1997             1996
---------------------------------------------------------------------------
Service and other revenues (a)                      $  470           $  332
---------------------------------------------------------------------------
Operating expenses before
   depreciation and
   amortization (b)                                    321              282
Depreciation and
   amortization expenses                                64               55
---------------------------------------------------------------------------
Operating income                                    $   85           $   (5)
---------------------------------------------------------------------------
Operating cash flow (a,c)                           $  149           $   50
Operating cash flow
   margin (d)                                         31.7%            15.1%
---------------------------------------------------------------------------

Operating data (In
   thousands, except unit
   data)
---------------------------------------------------------------------------
Subscribers                                          1,910              955
Subscriber net adds in
   period, excluding
   acquisitions                                        176              158
Monthly average revenue per
   unit                                             $   86           $  127
Monthly cash cost per unit                          $   59           $  108
============================================================================

(a) If amounts presented for 1996 were translated using 1997 foreign currency exchange rates, service and other revenues and operating cash flow would have been $306 million and $45 million, respectively, for the three months ended March 31, 1996.

(b)  See Footnote 3 on page 9.

(c)  See Footnote 4 on page 9.

(d)  See Footnote 5 on page 9.

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

1997 CAPITAL EXPENDITURES, CAPITAL CALLS AND DEBT SERVICE

During 1997, the Company incurred capital expenditures of $140 million for additions to property, plant, and equipment for its consolidated wireless networks and other capital expenditures, primarily to increase cellular and paging network capacity and to expand customer operations functions necessary to support customer growth. The Company invested an additional $75 million in its unconsolidated wireless systems to fund the expansion and build-out of cellular and PCS networks and to increase its interest in certain systems. In addition to capital funding, the Company elected to retire $179 million of long-term debt prior to its maturity and paid $13 million in preferred dividends during the three months ended March 31, 1997.


FUNDING OF 1997 CAPITAL EXPENDITURES, CAPITAL CALLS AND DEBT SERVICE

Cash flows from operations of $279 million were sufficient to fund capital requirements and preferred dividend obligations. The retirement of $179 million in long-term debt was funded primarily through the net issuance of $154 million in commercial paper. In addition to cash flows from operations and debt financing, the Company received $9 million in proceeds from the issuance of capital stock.

FUTURE CAPITAL EXPENDITURES

The Company will continue to be required to make substantial expenditures in connection with its efforts to expand its wireless business. U.S. and international requirements for capital expenditures and contributions to unconsolidated wireless systems during 1997 are expected to be approximately $1.2 billion.

Consolidated Expenditures. The Company plans to incur significant capital expenditures in its consolidated markets to expand its existing analog and Code Division Multiple Access ("CDMA") digital wireless networks and to construct and deploy new digital wireless networks. AirTouch plans to have CDMA digital cellular service available in all of its managed U.S. markets by 1998.

The Company expects its future annual capital expenditures for digital technology to continue to increase and, at some point, surpass its annual capital expenditures for analog technology. Digital networks enable significant increases in the Company's cellular network capacity and allow the Company to offer additional services and features comparable to those available on digital networks operating at PCS frequencies. Accordingly, the Company anticipates that a significant portion of its future U.S. wireless network traffic will migrate to digital service as high-usage customers take advantage of enhanced digital features such as superior voice quality, longer handset battery life, improved security, and high-speed data transmission capabilities. However, both analog and digital technologies are expected to coexist for the foreseeable future due to continued demand for analog service and the fact that analog networks provide the only common roaming platform currently available throughout the United States.

Management believes that a viable analog market will continue to exist for the foreseeable future to serve consumers and other customers who do not desire digital features or who do not wish to purchase new

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


digital handsets. With respect to roaming capabilities, the Company believes that a significant portion of its digital and analog customer base will continue to require access to nationwide analog networks in the United States. Accordingly, the Company plans to maintain and, as required, expand its analog networks and to offer dual-mode (analog/digital), dual-band (cellular/PCS) phones in each of its U.S. digital markets to facilitate the greatest possible roaming capabilities for its customers.

At March 31, 1997, the Company was committed to spend approximately $98 million for the acquisition of property, plant, and equipment for its consolidated operations. In addition to these commitments, the Company plans to make additional capital expenditures of approximately $620 million during 1997 to increase the capacity of its existing wireless networks and to continue deployment of CDMA digital technology. At March 31, 1997, the Company had also committed to spend approximately $260 million for the purchase of cellular handsets, pagers, and other items.

Unconsolidated Wireless Systems. As of March 31, 1997, the Company was committed to make capital contributions of approximately $81 million to its unconsolidated wireless systems. In addition to these commitments, the Company plans to make additional capital contributions of approximately $285 million during 1997 to certain of its U.S. and international unconsolidated wireless systems, including contributions to PrimeCo for the continuing build-out of its PCS networks. The Company continually evaluates opportunities to increase its ownership in its existing international wireless systems, which could result in additional capital commitments.

FINANCING SOURCES

In March 1996, the Company initiated a commercial paper program consisting of the sale of discounted notes that are exempt from registration under the Securities Act of 1933. The Company's Board of Directors authorized the issuance of commercial paper in amounts necessary to finance the Company's working capital requirements, provided that the amount outstanding under the commercial paper program, together with all indebtedness incurred under the Company's $2 billion long-term revolving credit facility (the "Facility"), does not in the aggregate exceed $2 billion.

In addition to its Facility and commercial paper program, the Company may obtain any required financing under its Registration Statement on Form S-3 (Reg. No. 33-62787), which registered $2 billion in various forms of debt and equity securities (the "Shelf"). As of March 31, 1997, there have been three debt issues pursuant to the Shelf which remain outstanding. On July 16, 1996, the Company issued long-term debt pursuant to the Shelf in the form of $250 million in 7.125% Notes and $400 million in 7.50% Notes, maturing in July 2001 and July 2006, respectively. Interest on the Notes is payable semi-annually on January 15 and July 15, commencing in 1997. In addition, on October 2, 1996, the Company issued additional long-term debt pursuant to the Shelf in the form of $250 million in 7.00% Notes, maturing in October 2003. The Notes require semi-annual interest payments due on April 1 and October 1, commencing in 1997.

FUTURE CAPITAL FUNDING

The Company anticipates cash flows from operations to be its primary source of funding for capital needs of existing operations, debt service, and preferred dividends through the end of 1997. However, should additional funding be required due to new investment opportunities or other unanticipated events, the Company may raise the required funds through borrowings or public or private sales of debt or equity securities. Such funding may be obtained through borrowings under the Facility; through the Company's commercial paper program; from additional securities which may be issued from time to time under the Shelf; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing. The Company believes, in the event of such requirements, it will be able to access the capital markets on terms and in amounts adequate to meet its objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in quantities or on terms favorable to the Company.

Report of Independent Accountants


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF AIRTOUCH COMMUNICATIONS, INC.:

We have reviewed the accompanying Consolidated Balance Sheets of AirTouch Communications, Inc. and subsidiaries ("Company") as of March 31, 1997 and the related Consolidated Statements of Income and of Cash Flows for the three-month periods ended March 31, 1997 and 1996. These Consolidated Financial Statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying Consolidated Financial Statements for them to be in conformity with generally accepted accounting principles.

Our reviews were made for the purpose of expressing limited assurance on the Consolidated Financial Statements taken as a whole. The Selected Proportionate Financial Data ("Proportionate Financial Data") for the three-month periods ended March 31, 1997 and 1996 appearing on page 9 is presented for additional analysis and is not a required part of the basic financial statements. As discussed in the Footnotes to the Proportionate Financial Data, the Proportionate Financial Data has been prepared by the Company to present financial information that, in the opinion of management, is not provided by financial statements prepared in conformity with generally accepted accounting principles. Such Proportionate Financial Data, prepared on the basis of presentation described in the Footnotes to the Proportionate Financial Data, has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements. Based on our reviews, we are not aware of any material modifications that should be made to such information in relation to the basic Consolidated Financial Statements taken as a whole.

We previously audited in accordance with generally accepted auditing standards, the Consolidated Balance Sheet as of December 31, 1996, and the related Consolidated Statements of Income, of Stockholders' Equity, and of Cash Flows for the year then ended (not presented herein), and in our report dated February 25, 1997 we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet information as of December 31, 1996, is fairly stated in all material respects in relation to the Consolidated Balance Sheet from which it has been derived.


/s/  PRICE WATERHOUSE LLP

San Francisco, California
May 8, 1997

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Footnote D, "Contingencies", in the Notes to Consolidated Financial Statements

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibits identified below are incorporated herein by reference as exhibits hereto.

       Exhibit
       Number      Description
       ------      -----------
         15.1      Letter of Price Waterhouse LLP Re:  Unaudited Interim
                   Financial Information

         27        Financial Data Schedule

(b) Reports on Form 8-K:

     None

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


Date:  May 8, 1997