Form 10-Q
period 1997-06-30
AIRTOUCH COMMUNICATIONS INC
filed 1997-08-08
CIK 904255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended June 30, 1997

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


At July 31, 1997, 503,713,329 shares of common stock were outstanding.

                          AIRTOUCH COMMUNICATIONS, INC.

                          INDEX TO REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997


                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS:

              Consolidated Statements of Income........................    3

              Consolidated Balance Sheets..............................    4

              Consolidated Statements of Cash Flows....................    5

              Notes to Consolidated Financial Statements...............    6

              Selected Proportionate Financial Data ...................   10

              Selected Proportionate Operating Data ...................   12


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ........................   13

           REPORT OF INDEPENDENT ACCOUNTANTS ..........................   22



                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ............................................   23

ITEM 2.  CHANGES IN SECURITIES ........................................   23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..............................   23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........   23

ITEM 5.  OTHER INFORMATION ............................................   23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .............................   23

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

===============================================================================================================================
                                                                                    (Unaudited)               (Unaudited)
                                                                                 Three months ended         Six months ended
                                                                                      June 30                   June 30
                                                                            ---------------------------------------------------
(Dollars in millions, except per share information)                            1997          1996         1997           1996
-------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                                          $     901     $     481     $   1,737     $     930
-------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
     Cost of revenues                                                             211           103           388           206
     Selling and customer operations expenses                                     231           153           439           292
     General, administrative, and other expenses                                  127            94           234           187
     Depreciation and amortization expenses                                       133            68           269           133
-------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                          702           418         1,330           818
-------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                  199            63           407           112

Equity in net income (loss) of unconsolidated wireless systems:
     U.S.                                                                           6            59             4           115
     International                                                                 49           (10)           59           (17)
Minority interests in net (income) loss of consolidated wireless systems          (32)          (25)          (71)          (34)
Interest:
     Expense                                                                      (22)           (9)          (48)          (17)
     Income                                                                         4             2             9             6
Foreign exchange gain (loss)                                                       (4)          -             -               2
Miscellaneous income (expense)                                                     (3)            3            (4)            9
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and preferred dividends                                197            83           356           176
Income taxes                                                                       78            22           160            63
-------------------------------------------------------------------------------------------------------------------------------
Income before preferred dividends                                                 119            61           196           113
Preferred dividends                                                                13           -              26           -
-------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stockholders                                $     106     $      61     $     170     $     113
===============================================================================================================================
Net income applicable to common stockholders - per share                    $    0.21     $    0.12     $    0.34     $    0.23
===============================================================================================================================
Weighted average shares outstanding (in thousands)                            503,601       499,323       503,206       499,080
===============================================================================================================================



                  The accompanying Notes are an integral part
                   of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

==============================================================================================================================
                                                                                                      (Unaudited)
                                                                                                          June 30  December 31
(Dollars in millions)                                                                                       1997          1996
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                            $     4      $    28
     Accounts receivable, (net of allowance for uncollectibles of
       $71 and $61, respectively)                                                                             449          416
     Inventories                                                                                               61           55
     Other receivables                                                                                         21           33
     Due from related parties                                                                                  40           34
     Other current assets                                                                                      76           58
-------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                          651          624

Property, plant, and equipment, net                                                                         2,339        2,322
Investments in unconsolidated wireless systems                                                              1,925        1,992
Intangible assets, net                                                                                      3,328        3,409
Deferred charges and other noncurrent assets                                                                  280          177
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                              $ 8,523      $ 8,524
===============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable - trade                                                                             $   131      $   200
     Short-term borrowings                                                                                     23           53
     Current portion of long-term debt                                                                          4           16
     Other current liabilities                                                                                508          491
-------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                     666          760

Long-term debt                                                                                              1,562        1,637
Deferred income taxes                                                                                         695          693
Deferred credits                                                                                               65          104
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                           2,988        3,194
-------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Minority interests in consolidated wireless systems                                                           296          268
-------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Preferred stock and additional paid-in capital ($.01 par value; 50 million shares authorized):
        Series A (6 million shares authorized, no shares issued or outstanding)                               -            -
        6.00% Class B Mandatorily Convertible (24 million shares authorized;
            17.2 million shares issued and outstanding; liquidation value of $500)                            500          500
        4.25% Class C Convertible (19 million shares authorized, 11.1 million shares issued
            and outstanding; liquidation value of $554)                                                       541          541
     Common stock and additional paid-in capital ($.01 par value; 1.1 billion shares authorized, 503.5 million shares issued and 503.4 million shares outstanding at June 30, 1997,
        502.4 million shares issued and 502.3 million shares outstanding at December 31, 1996)              4,029        3,987
     Retained earnings                                                                                        191           21
     Cumulative translation adjustment                                                                        (32)           3
     Other                                                                                                     10           10
-------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                  5,239        5,062
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                                $ 8,523      $ 8,524
===============================================================================================================================



                  The accompanying Notes are an integral part
                   of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES



=============================================================================================================
                                                                                             (Unaudited)
                                                                                           Six months ended
                                                                                               June 30
                                                                                        --------------------
(Dollars in millions)                                                                      1997       1996
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Income before preferred dividends                                                  $   196     $   113
     Adjustments to reconcile income before preferred dividends for items currently not affecting operating cash flows:
            Depreciation, amortization, and other non cash charges                          274         133
            Distributions received from equity investees                                    189          86
            Minority interests in net income (loss) of consolidated wireless systems         71          34
            Deferred income tax (benefit) expense                                           (10)        (12)
            Equity in net (income) loss of unconsolidated wireless systems                  (63)        (98)
            Loss (gain) on sale of assets and telecommunications interests                  -            (6)
            Changes in assets and liabilities:
                Accounts receivable, net                                                    (43)          5
                Other current assets and receivables                                        (17)        (10)
                Deferred charges and other noncurrent assets                                 12          25
                Accounts payable and other current liabilities                              (16)       (121)
                Deferred credits and other liabilities                                      (14)          8
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities                                                        579         157
------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Investments in unconsolidated wireless systems                                        (202)       (262)
     Additions to property, plant, and equipment                                           (306)       (118)
     Purchase of CCI options pursuant to merger agreement                                   -          (108)
     Other investing activities                                                              17           8
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities                                                       (491)       (480)
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from issuing long-term debt and commercial paper                              307       1,057
     Retirement of long-term debt and commercial paper                                     (373)       (853)
     Distributions to minority interests of consolidated wireless systems                   (36)        (18)
     Payment of preferred stock dividends                                                   (27)        -
     Other financing activities                                                              22          62
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities                                                       (107)        248
------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                                 (5)         (1)
------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                     (24)        (76)
Beginning cash and cash equivalents                                                          28          83
------------------------------------------------------------------------------------------------------------

Ending cash and cash equivalents                                                        $     4     $     7
=============================================================================================================



                  The accompanying Notes are an integral part
                   of the Consolidated Financial Statements.

                 AirTouch Communications, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
              (Dollar amounts in millions, unless otherwise noted)

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

In December 1996, the Company acquired a controlling interest in Telecel Communicacoes Pessoias, S.A. ("Telecel"), the Company's cellular system in Portugal, and began consolidating its results of operations as of January 1, 1997.

With respect to the unaudited consolidated financial information of the Company as of and for the three- and six-month periods ended June 30, 1997 and 1996 included in this Form 10-Q, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 7, 1997 appearing herein, states that they did not audit and they do not express an opinion on the unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of this Form 10-Q prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Act.


B.  ACCOUNTING CHANGES

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information in interim reports. Consistent with the required adoption period, the Company intends to adopt SFAS 131 effective with the issuance of its December 31, 1998 financial statements. The implementation of SFAS 131 will not have an impact on the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. Consistent with the required adoption period, the Company intends to adopt SFAS 130 effective with the issuance of its December 31, 1998 financial statements. The implementation of SFAS 130 will not have an impact on the Company's financial position or results of operations.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128"). SFAS 128 establishes new standards for computing and disclosing earnings per share ("EPS"). SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. SFAS 128, when adopted, will require the Company to replace its traditional EPS disclosures with a dual presentation of "Basic" and "Diluted" EPS and to restate all prior period EPS data presented. Consistent with the required adoption period, the Company intends to adopt SFAS 128 effective with the issuance of its December 31, 1997 financial statements. However, if SFAS 128 had been in effect for the quarter ended June 30, 1997, Basic and Diluted EPS would be the same for all periods as the EPS presented in the Company's Consolidated Statements of Income on page 3.


C.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks arising from foreign currency and interest rate fluctuations. The Company enters into foreign currency hedging activities to reduce currency exposures to its long-term investments in international wireless systems. The Company hedges a portion of these investments with long-dated forward foreign currency exchange contracts ("forward contracts"). In addition, the Company enters into forward contracts to reduce exposures of firm capital commitments

                 AirTouch Communications, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
              (Dollar amounts in millions, unless otherwise noted)


denominated in foreign currencies. The Company also enters into interest rate swap agreements to manage its exposure to fluctuations in interest rates in an effort to minimize the Company's cost of funds. Swap agreements are primarily used to effectively convert existing variable rate debt to fixed rate and to reduce the interest rate risk for future borrowings. The Company does not hold or issue financial instruments for trading or speculative purposes.

Foreign currency hedges. Under a forward contract, the Company undertakes to exchange an agreed upon amount of a foreign currency for equivalent U.S. dollars at a specified rate at a stated future date. Gains or losses associated with forward contracts that are designated and effective as economic hedges ("qualifying hedges") of net foreign investments are recorded in the "Cumulative translation adjustment" account (the "CTA account"), a separate component of shareholders' equity, with a corresponding adjustment to a deferred asset or liability account. Cash flows resulting from such hedges are reported in the Statements of Cash Flows in investing activities. Gains and losses upon termination of net investment hedges are recorded in the CTA. Gains and losses related to qualifying hedges of firm commitments are deferred and are recognized as adjustments of carrying amounts when the hedged transactions occur. Cash flows resulting from these hedges are reported in the Statements of Cash Flows in the same category as the cash flows from the items being hedged. Gains or losses on forward contracts that do not qualify as hedges are recorded in "Foreign exchange gain (loss)" in the Consolidated Statements of Income.

Interest rate hedges. Under an interest rate swap, the Company agrees with another party to exchange interest payments at specified intervals over a defined term. Interest payments are calculated by reference to the notional amount of the instrument based on the fixed and variable terms of the swap agreement. The net interest received or paid as part of the interest rate swap is accounted for as an adjustment to interest expense. The Company amortizes the fair value of forward interest rate swaps used to hedge future borrowings over the term of the related debt when incurred. Cash flows resulting from such hedges are reported in the Statements of Cash Flows in operating activities. Also, gains or losses on termination of interest rate swaps are deferred and amortized over the remaining term of the related debt.


D.  INVESTMENTS IN UNCONSOLIDATED WIRELESS SYSTEMS

The Company's investments in unconsolidated wireless systems consist of the following:



===================================================
                             June 30    December 31
                                1997           1996
----------------------------------------------------
Investments at equity         $1,825         $1,920
Investments at cost              100             72
----------------------------------------------------
                              $1,925         $1,992
====================================================


The Company's equity in net income of significant equity investees (Mannesmann Mobilfunk GmbH and CMT Partners in 1997 and Mannesmann Mobilfunk GmbH, CMT Partners, New Par, and Cellular Communications, Inc. in 1996) was $86 and $97 for the three months ended June 30, 1997 and 1996, and $161 and $179 for the six months ended June 30, 1997 and 1996, respectively. The Company's equity in net income of these investees differs from its proportionate share of their reported net income in the table below primarily due to amortization of intangibles and other adjustments. Condensed operating results for the Company's significant equity investments are as follows:


=====================================================================================
                                   Three Months Ended             Six Months Ended
                                         June 30                      June 30
                                  ---------------------------------------------------
                                    1997           1996           1997           1996
-------------------------------------------------------------------------------------
Mannesmann Mobilfunk GmbH
     Operating revenues           $  750         $  656         $1,490         $1,210
     Operating income             $  284         $  196         $  536         $  344
     Net income                   $  121         $   79         $  229         $  146
CMT Partners
     Operating revenues           $  150         $  134         $  289         $  259
     Operating income             $   61         $   45         $  114         $   91
     Net income                   $   72         $   51         $  129         $  104
=====================================================================================

                 AirTouch Communications, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
              (Dollar amounts in millions, unless otherwise noted)


E.  AIRTOUCH/U S WEST PARTNERSHIP


On May 16, 1997, the Company and U S WEST, Inc. ("U S WEST") entered into an agreement to merge U S WEST Media Group's domestic wireless business and its interest in PrimeCo Personal Communications L.P. into the Company (the "1997 Agreement"). The 1997 Agreement was conditioned upon there being no legislation imposing a material amount of income tax in connection with the transaction. On August 5, 1997, such legislation was enacted and accordingly, the parties terminated the 1997 Agreement. Under the terms of the 1997 Agreement, the parties will continue with their 1994 agreement as described in the Company's Form 10-K for the year ended December 31, 1996 under "Business--Joint Ventures--U S WEST Transaction". Under the terms of the 1997 Agreement, the parties agreed not to proceed to Phase II of their 1994 transaction until nine months after the termination of the 1997 Agreement.


F.  CONTINGENCIES

In November 1993, a class action complaint was filed on behalf of AirTouch's cellular customers in Orange County Superior Court naming, among others, the Company. This complaint alleged certain facts, including a similarity in the pricing structures of the two defendant cellular carriers, which plaintiffs contend are circumstantial evidence that the Company, as general partner of Los Angeles SMSA Limited Partnership, and Los Angeles Cellular Telephone Company conspired to fix the prices of retail and wholesale cellular radio services in the Los Angeles market. The complaint sought damages for the class "in a sum in excess of $100,000,000." In July 1997, a tentative settlement was reached in the case which has preliminary approval from the court. The Company's portion of the settlement represents a total value of $90 million to cellular customers through the date of settlement, consisting of discount coupons on accessories, first free inbound minutes, and/or free mobile to mobile calls on the AirTouch system in Los Angeles. Sufficient reserves have previously been established with respect to this matter, and the proposed settlement will not have a material adverse effect on the financial position or results of operations of the Company. A similar suit filed in federal court and two similar agent cases were previously settled for immaterial amounts.

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

In the ordinary course of business, the Company has issued letters of responsibility and letters of support for performance guarantees, refundable security deposits, and credit facilities of certain subsidiaries and affiliates providing varying degrees of recourse to the Company. At June 30, 1997, the Company's proportionate share under such arrangements was $276 million. The Company

                 AirTouch Communications, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
              (Dollar amounts in millions, unless otherwise noted)


believes it is remote that it will be required to pay under these various arrangements.

                 AirTouch Communications, Inc. and Subsidiaries
              (Dollar amounts in millions, unless otherwise noted)


SELECTED PROPORTIONATE FINANCIAL DATA (UNAUDITED)(1)




========================================================================================================================
                                                                 Three Months Ended                Six Months Ended
                                                                        June 30                          June 30
                                                                --------------------------------------------------------
                                                                 1997            1996(2)         1997            1996(2)
------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY
       Service and other revenues                              $1,198          $  917          $2,311          $1,755
       Operating expenses before
             depreciation and amortization expenses(3)            772             635           1,472           1,234
       Depreciation and amortization expenses                     190             139             378             271
------------------------------------------------------------------------------------------------------------------------
       Operating income                                        $  236          $  143          $  461          $  250
========================================================================================================================
       Net income applicable to common stockholders            $  106          $   61          $  170          $  113
       Operating cash flow(4)                                  $  426          $  282          $  839          $  521
       Operating cash flow margin(5)                             35.6%           30.8%           36.3%           29.7%
------------------------------------------------------------------------------------------------------------------------
U.S. CELLULAR OPERATIONS
       Service and other revenues                              $  604          $  471          $1,166          $  905
       Cost of revenues                                            61              52             118             102
       Selling and customer operations expenses(3)                209             178             406             343
       General, administrative, and other expenses                 38              38              74              70
       Depreciation and amortization expenses                      96              60             191             119
------------------------------------------------------------------------------------------------------------------------
       Operating income                                        $  200          $  143          $  377          $  271
========================================================================================================================
       Operating cash flow(4)                                  $  296          $  203          $  568          $  390
       Operating cash flow margin(5)                             49.0%           43.1%           48.7%           43.1%
------------------------------------------------------------------------------------------------------------------------
INTERNATIONAL OPERATIONS
       Service and other revenues                              $  507          $  373          $  977          $  705
       Operating expenses before
             depreciation and amortization expenses(3)            357             298             678             580
       Depreciation and amortization expenses                      67              59             131             114
------------------------------------------------------------------------------------------------------------------------
       Operating income                                        $   83          $   16          $  168          $   11
========================================================================================================================
       Operating cash flow(4)                                  $  150          $   75          $  299          $  125
       Operating cash flow margin(5)                             29.6%           20.1%           30.6%           17.7%
------------------------------------------------------------------------------------------------------------------------
U.S. PAGING OPERATIONS(6)
       Service and other revenues(7)                           $   81          $   73          $  160          $  144
       Operating expenses before
             depreciation and amortization expenses                53              50             107              99
       Depreciation and amortization expenses                      19              16              37              31
------------------------------------------------------------------------------------------------------------------------
       Operating income                                        $    9          $    7          $   16          $   14
========================================================================================================================
       Operating cash flow(4)                                  $   28          $   23          $   53          $   45
       Operating cash flow margin(5)                             34.6%           31.5%           33.1%           31.3%
========================================================================================================================

                 AirTouch Communications, Inc. and Subsidiaries
              (Dollar amounts in millions, unless otherwise noted)


Footnotes:

(1) This table is not required by GAAP and is not intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. It is presented to provide supplemental data. Because significant assets of the Company are not reported on a consolidated basis, the Company believes that proportionate financial data facilitates the understanding and assessment of its Consolidated Financial Statements. Under GAAP, the Company consolidates the entities in which it has a controlling interest and uses the equity method to account for entities over which the Company has significant influence but does not have a controlling interest. In contrast, proportionate accounting reflects the Company's relative ownership interests in operating revenues and expenses for both its consolidated and equity-method entities, exclusive of cost-based investments and certain equity-method investments that are not material. For example, U.S. cellular operations proportionate results present the Company's share -- its percentage ownership -- for all significant U.S. cellular operations, including those entities where the Company does not own more than 50%. Similarly, Total Company proportionate results show the Company's share of all its significant worldwide operations.

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

                 AirTouch Communications, Inc. and Subsidiaries
              (Dollar amounts in millions, unless otherwise noted)



SELECTED PROPORTIONATE OPERATING DATA (UNAUDITED)(1)


==========================================================================================================================
                                                                   Three Months Ended               Six Months Ended
                                                                         June 30                          June 30
                                                               -----------------------------------------------------------
(Operating data in thousands, except per unit data)                1997             1996             1997             1996
--------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY
       Cellular and PCS POPs(2)(3)                              178,071          166,788          178,071          166,788
       Cellular and PCS subscribers(3)                            6,033            3,716            6,033            3,716
       Cellular and PCS subscriber net adds in period,
             excluding acquisitions (3)(4)                          546              363              887              651
       Paging units in service                                    3,031            2,631            3,031            2,631
       Capital expenditures and capital calls,
             excluding acquisitions(5)                         $    267         $    153         $    431         $    355
--------------------------------------------------------------------------------------------------------------------------
U.S. CELLULAR OPERATIONS
       Cellular POPs (2)                                         43,364           37,798           43,364           37,798
       Cellular subscribers                                       3,745            2,550            3,745            2,550
       Cellular subscriber net adds in period,
             excluding acquisitions (4)                             195              158              342              288
       Monthly average revenue per unit(4)                     $     55         $     64         $     55         $     63
       Monthly cash cost per unit(4)                           $     28         $     36         $     28         $     36
       Capital expenditures and capital calls,
             excluding acquisitions(5)                         $    122         $     68         $    182         $     99
--------------------------------------------------------------------------------------------------------------------------
INTERNATIONAL OPERATIONS
       Cellular POPs(2)                                         120,478          114,690          120,478          114,690
       Cellular subscribers                                       2,241            1,166            2,241            1,166
       Cellular subscriber net adds in period,
             excluding acquisitions(4)                              331              205              507              363
       Monthly average revenue per unit(4)                     $     82         $    118         $     84         $    122
       Monthly cash cost per unit(4)                           $     58         $     94         $     58         $    100
       Capital expenditures and capital calls,
             excluding acquisitions(5)                         $     70         $     20         $    115         $    142
--------------------------------------------------------------------------------------------------------------------------
U.S. PAGING OPERATIONS(6)
       Total paging units in service                              2,992            2,612            2,992            2,612
       Paging units in service net adds in period,
             excluding acquisitions(4)                               69              143              142              274
       Capital expenditures and capital calls,
             excluding acquisitions(5)                         $     12         $     19         $     30         $     46
--------------------------------------------------------------------------------------------------------------------------
PRIMECO OPERATIONS(3)
       PCS POPs(2)                                               14,229           14,300           14,229           14,300
       PCS subscribers                                               47              -                 47              -
===========================================================================================================================


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

(4)   For the three and six months ended June 30, respectively.

(5) Reflects GAAP-basis operating data, in millions, for the three and six months ended June 30, respectively.

(6) U.S. Paging Operations are wholly owned by the Company; therefore, proportionate information reflects 100% of the subsidiary's GAAP-basis operating data.

                 AirTouch Communications, Inc. and Subsidiaries

                      Management's Discussion and Analysis
              (Dollar amounts in millions, unless otherwise noted)

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

BASIS OF PRESENTATION

CONSOLIDATION VS. THE EQUITY METHOD
In accordance with generally accepted accounting principles ("GAAP"), the Company consolidates revenues and expenses of each subsidiary and partnership in which the Company has a controlling interest. The Company uses the equity method to record the operating results of entities in which the Company has significant influence, but does not have a controlling interest. Consolidated operating revenues and expenses during 1997 and 1996 principally included six U.S. cellular markets, all U.S. paging markets, and Europolitan Holdings AB ("Europolitan"), the Company's cellular operation in Sweden (formerly NordicTel Holdings AB or "NordicTel"). On December 31, 1996, AirTouch consolidated Telecel Communicacoes Pessoais, S.A. ("Telecel"), its cellular system in Portugal, subsequent to acquiring a controlling interest and, accordingly, the cellular system's results were included in consolidated results during the three and six months ended June 30, 1997. The six U.S. cellular markets included in consolidated revenues and expenses during 1997 and 1996 were Los Angeles, Sacramento, Atlanta, San Diego, Wichita, and Topeka. In addition, the Company began consolidating the results of its Great Lakes Market (properties in Michigan and Ohio) on August 16, 1996, the date on which AirTouch completed its acquisition of the remaining capital stock of Cellular Communications, Inc. ("CCI") that it did not already own. For further information regarding the acquisition, see "Cellular Communications, Inc. Merger."

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

COMPOSITION OF OPERATING REVENUES AND EXPENSES
Operating revenues include cellular and paging service revenues, as well as equipment sales. Cellular service

                 AirTouch Communications, Inc. and Subsidiaries

                      Management's Discussion and Analysis
              (Dollar amounts in millions, unless otherwise noted)



revenues primarily consist of air time charges, access fees, and in-bound roaming charges. Paging service revenues primarily consist of paging service charges and rentals of paging units in the United States. Equipment sales consist of revenues from sales of cellular telephones, pagers, and accessories. Equipment sales are not a primary part of the Company's cellular or paging businesses. Rather, the Company offers cellular and paging equipment at competitive prices, which are often at or below cost, as an incentive for its customers to subscribe to its cellular and paging services. For purposes of proportionate presentation, the Company reflects the net loss on sales of cellular telephones as a selling and customer operations expense.

Operating expenses include: cost of revenues; cost of equipment sales; selling and customer operations expenses; general, administrative, and other expenses; and depreciation and amortization expenses. Cost of revenues primarily consists of cellular and paging network operating costs, interconnection fees assessed by local exchange carriers, and costs of cellular roaming fraud. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the level of cellular calls and paging messages, consists of per-minute usage fees charged by local exchange carriers for cellular calls or paging messages terminating on their networks. Selling and customer operations expenses primarily consist of compensation to sales channels; salaries, wages, and related benefits for sales and customer service personnel; and billing, advertising, and promotional expenses. General, administrative, and other expenses primarily consist of salaries, wages, and related benefits for general and administrative personnel, international license application costs, bad debt, and other overhead expenses. Depreciation and amortization primarily consists of depreciation recorded for the Company's cellular and paging networks and amortization of intangibles such as wireless license costs, subscriber lists, and goodwill.


RESULTS OF OPERATIONS

The following discussions compare the results of operations for the three and six months ended June 30, 1997 to the three and six months ended June 30, 1996. The operating results of these periods are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and accompanying Notes for each period discussed, as well as the information presented in all other sections of management's discussion and analysis.

CONSOLIDATED RESULTS OF OPERATIONS

Improvements in consolidated operating income during the three and six months ended June 30, 1997 resulted primarily from increases in the operating income of U.S. cellular and international operations. As indicated in the individual discussions of U.S. cellular and international operations, the increase in consolidated operating income resulted from consolidation during 1997 of the Great Lakes market and Telecel, as well as substantial subscriber growth in both U.S. and international markets.

The decreases in U.S. equity in net income (loss) of unconsolidated wireless systems were attributable to consolidation of the Great Lakes market beginning August 16, 1996 (see "Cellular Communications, Inc. Merger") and increased operating losses of PrimeCo Personal Communications, L.P. ("PrimeCo") associated with the start-up phase of the personal communications services ("PCS") business. Decreases in U.S. equity in net income (loss) of unconsolidated wireless systems were partially offset by improved operating results of CMT Partners, AirTouch's cellular joint venture operating primarily in the San Francisco Bay Area. The improvements in international equity in net income
(loss) of unconsolidated wireless systems were due primarily to improved profitability resulting from substantial growth in the subscriber base and, secondarily, to a favorable adjustment resulting from change in estimates based on the Company's assessment of various tax positions.

The increases in interest expense resulted from higher debt balances and a reduction in capitalized interest as the related assets under construction were placed in service. Excluding the effect of equity in net income (loss) of unconsolidated international wireless systems, income tax rate differences and minority interest for consolidated foreign operations, and a reduction in the valuation allowance related to consolidated international operations recognized during the second quarter of 1996, the effective tax rates were 48% and 47% for the three and six months ended June 30, 1997, respectively, and 52% and 46% for the three and six months ended June 30, 1996, respectively. The decrease in effective tax rates during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996, was primarily attributable to differences between book and tax related to the disposition of certain telecommunications interests.

                 AirTouch Communications, Inc. and Subsidiaries

                      Management's Discussion and Analysis
              (Dollar amounts in millions, unless otherwise noted)



YEAR 2000 COMPLIANCE

The Year 2000 Compliance issue, which is common to most companies, concerns the inability of computerized information systems to properly recognize and process date sensitive information as the year 2000 approaches. The Company is currently working to address and resolve this issue with respect to its computerized information systems, but has not yet assessed the total cost. However, based on preliminary information available to the Company, such costs are not currently expected to have a material adverse impact on the Company's financial position or results of operations in future periods.


U.S. CELLULAR OPERATIONS



===============================================================================================================
U.S. Cellular Operating Results
---------------------------------------------------------------------------------------------------------------
(GAAP-Basis)                                              Three Months Ended              Six Months Ended
                                                              June 30                         June 30
                                                ---------------------------------------------------------------
                                                       Actual          Pro Forma(c)    Actual       Pro Forma(c)
                                                ------------------                ---------------
                                                  1997       1996       1996      1997       1996       1996
--------------------------------------------------------------------------------------------------------------
Service and other revenues                      $   599    $   331    $   521    $ 1,156    $   642    $ 1,000
Equipment sales                                      30         13         21         58         24         40
--------------------------------------------------------------------------------------------------------------
Operating revenues                                  629        344        542      1,214        666      1,040
--------------------------------------------------------------------------------------------------------------
Operating expenses before depreciation
       and amortization expenses                    343        211        308        659        413        606
Depreciation and amortization expenses               93         39         84        187         78        167
--------------------------------------------------------------------------------------------------------------
Operating income                                    193         94        150        368        175        267
Equity in net income (loss) of unconsolidated
       wireless systems                              36         68         26         65        130         55
Minority interests in net (income) loss of
       consolidated wireless systems                (20)       (19)       (19)       (44)       (35)       (35)
Other (income) expense included in equity
       income and minority interests(a)              (9)       -           (8)       (12)         1        (14)
--------------------------------------------------------------------------------------------------------------
U.S. cellular operating contribution
       to net income(b)                         $   200    $   143    $   149    $   377    $   271    $   273
==============================================================================================================


(a) Represents income taxes and non-operating expenses or income included in equity in net income (loss) of unconsolidated wireless systems and in minority interests in net (income) loss of consolidated wireless systems.

(b) Represents the Company's share of combined operating income of consolidated and unconsolidated U.S. cellular operations, net of the interests of minority and equity partners (equal to proportionate operating income presented on page 17).

(c) Adjusted to present results as if the Great Lakes market had been wholly owned and consolidated during the three and six months ended June 30, 1996.

Cellular Communications, Inc. Merger. Effective August 16, 1996, AirTouch acquired the remaining 63% of CCI's capital stock that it did not already own. As a result of the acquisition, AirTouch now owns 100% of CCI and New Par, the equally owned partnership between the Company and CCI that operated cellular properties in Michigan and Ohio prior to the merger. Accordingly, the operating results of CCI and New Par (referred to elsewhere in management's discussion and analysis as the "Great Lakes" market) are reflected in equity earnings at the Company's ownership interest prior to the merger during the three and six months ended June 30, 1996 and in consolidated results at 100% during the three and six months ended June 30, 1997. Since the actual results of operations for each period are not comparable, pro forma results for the three and six months ended June 30, 1996 are included in the preceding table to reflect results as if the Great Lakes market had been wholly owned and consolidated during those periods. The following narrative discussion compares actual results for the three and six months ended June 30, 1997 to the pro forma results for the three and six months ended June 30, 1996.

                 AirTouch Communications, Inc. and Subsidiaries

                      Management's Discussion and Analysis
              (Dollar amounts in millions, unless otherwise noted)



The improvements in U.S. cellular consolidated operating revenues during the three and six months ended June 30, 1997, were due to an approximate 30% increase in minutes of usage attributable primarily to a 28% increase in subscribers, partially offset by an approximate 14% decline in average revenue per minute of usage. The average revenue per customer declined approximately 12% during both the three and six months ended June 30, 1997, as compared to the same periods of 1996. The Company achieved customer growth in its consolidated markets through advertising and by continuing to offer competitive incentive programs such as waived service establishment charges, discounted monthly access fees, discounted cellular handsets, discounted air time packages, promotional air time credits at the beginning of service contracts, options to purchase bundled minutes at fixed monthly rates, and reduced or fixed rates for off-peak usage and roaming. The declines in average revenue per customer and average revenue per minute of usage were primarily attributable to continued success in penetrating the consumer markets and to rate reductions and discounts associated with competitive customer incentive programs and marketing promotions. Consumer usage patterns contributed to declines in average revenue per customer because consumers typically place and receive fewer calls than commercial customers and often use their telephones more during lower-rate, off-peak calling periods. Declines in average revenue per customer and average revenue per minute of usage were partially offset by a slight increase in minutes of usage per customer during the three and six months ended June 30, 1997, as compared to the corresponding periods of the prior year. The Company expects the shift toward consumer markets to continue to result in declines in average revenue per customer and average revenue per minute of usage, possibly offset by increases in average minutes of usage per customer.

U.S. cellular operating margins increased from 28% and 26% during the three and six months ended June 30, 1996, respectively, to 31% and 30% during the three and six months ended June 30, 1997, respectively. Operating cash flow margins (operating margins excluding the effect of depreciation and amortization expenses) increased from 43% and 42% during the three and six months ended June 30, 1996, respectively, to 46% during the three and six months ended June 30, 1997. Improvements in operating margins despite declining average revenues per customer and average revenues per minute of usage resulted from more significant 15% and 18% declines in the average cash cost per customer (including the loss on equipment sales) during the three and six months ended June 30, 1997, respectively. The average cash costs per minute of usage (including the loss on equipment sales) declined 17% and 18% during the three and six months ended June 30, 1997, respectively. Declining cash costs per customer and per minute of usage reflect the Company's continuing efforts to reduce cash costs more rapidly than the related declines in average revenue per customer and average revenue per minute of usage. Decreases in average cash costs resulted from several factors, including increased economies of scale, reductions in roaming fraud, declines in handset costs and reductions in handset subsidies offered to customers, a shift in customer acquisitions to lower-cost direct sales channels, and a reduction in interconnection rates. The Company has also reduced the rate at which customers discontinue service by increasing its focus on customer incentive programs designed to retain existing customers, which is significantly less expensive than replacing customers who discontinue service. The aforementioned cost reductions were partially offset by moderate increases in personnel, billing, facilities, and certain other costs necessary to serve the expanded customer base. Depreciation and amortization increased 11% and 12% during the three and six months ended June 30, 1997, due primarily to depreciation of significantly larger property, plant, and equipment balances associated with analog network expansion and digital cellular deployment across various consolidated markets.

The improvements in equity in net income (loss) of unconsolidated wireless systems resulted from improved operating results of CMT Partners, the Company's partnership which operates cellular properties primarily in the San Francisco Bay Area. Consistent with the Company's consolidated U.S. markets, CMT Partners achieved increased earnings through substantial customer growth and significant reductions in the average cash cost per customer, partially offset by declines in average revenue per customer and average revenue per minute of usage.

Proportionate U.S. Cellular Operating Results
Proportionate information for the Company's U.S. cellular operations is presented as supplemental information only and is a pro-rata consolidation of the Company's share of all U.S. cellular operating revenues and expenses, net of the interests of minority and equity partners. Since significant U.S. cellular operations are not consolidated, the Company believes proportionate information facilitates a more detailed understanding of the Company's operating results prepared and presented in accordance with GAAP.

                 AirTouch Communications, Inc. and Subsidiaries

                      Management's Discussion and Analysis
              (Dollar amounts in millions, unless otherwise noted)


==================================================================================
U.S. Cellular Operating Results
----------------------------------------------------------------------------------
(Proportionate-Basis)                        Three Months Ended   Six Months Ended
                                                  June 30             June 30
                                             -------------------------------------
                                              1997      1996      1997      1996
----------------------------------------------------------------------------------
Service and other revenues                   $  604    $  471    $1,166    $  905
----------------------------------------------------------------------------------
Cost of revenues                                 61        52       118       102
Selling and customer operations expenses(a)     209       178       406       343
General, administrative, and other expenses      38        38        74        70
Depreciation and amortization expenses           96        60       191       119
----------------------------------------------------------------------------------
Operating income                             $  200    $  143    $  377    $  271
==================================================================================
Operating cash flow(b)                       $  296    $  203    $  568    $  390
Operating cash flow margin(c)                  49.0%     43.1%     48.7%     43.1%
==================================================================================

(a)   See Footnote 3 on page 11.

(b)   See Footnote 4 on page 11.

(c)   See Footnote 5 on page 11.

Other Matters Affecting U.S. Cellular Operations


AirTouch/U S WEST Partnerships. On May 16, 1997, the Company and U S WEST, Inc. ("U S WEST") entered into an agreement to merge U S WEST Media Group's domestic wireless business, including U S WEST's interest in PrimeCo, into the Company (the "1997 Agreement"). The 1997 Agreement was conditioned upon there being no legislation imposing a material amount of income tax in connection with the transaction. On August 5, 1997, such legislation was enacted and accordingly, the parties terminated the 1997 Agreement. Under the terms of the 1997 Agreement, the parties will continue with their 1994 agreement as described in the Company's Form 10-K for the year ended December 31, 1996 under "Business--Joint Ventures--U S WEST Transaction". Under the terms of the 1997 Agreement, the parties agreed not to proceed to Phase II of their 1994 transaction until nine months after the termination of the 1997 Agreement. See Note E, "AirTouch/U S WEST Partnership," to the Consolidated Financial Statements.

U.S. PAGING OPERATIONS

All U.S. paging markets are wholly owned by the Company.



     ================================================================================
     U.S. Paging Operating Results
     --------------------------------------------------------------------------------
     (GAAP-Basis)                           Three Months Ended     Six Months Ended
                                                June 30                  June 30
                                              --------------------------------------
                                              1997    1996            1997    1996
     -------------------------------------------------------------------------------
     Service and other revenues               $ 81    $ 72            $160    $141
     Equipment sales                             9      12              18      25
     -------------------------------------------------------------------------------
     Operating revenues                         90      84             178     166
     -------------------------------------------------------------------------------
     Operating expenses before depreciation
            and amortization expenses           62      61             125     121
     Depreciation and amortization expenses     19      16              37      31
     -------------------------------------------------------------------------------
     Operating income                         $  9    $  7            $ 16    $ 14
     ===============================================================================
     Operating cash flow(a)                   $ 28    $ 23            $ 53    $ 45
     Operating cash flow margin(b)            31.1%   27.4%           29.8%   27.1%
     ===============================================================================


(a)   See Footnote 4 on page 11.

(b) Operating cash flow margins in the GAAP presentation above differ from the same margins presented in "Selected Proportionate Financial Data" because costs of equipment sales are included in operating expenses in this presentation in accordance with GAAP, rather than being presented as a reduction to service and other revenues as is done in the proportionate presentation.

Operating revenues increased approximately 7% during the three and six month periods ended June 30, 1997, due primarily to a 15% increase in paging units in service, partially offset by an approximate 5% decline in the average revenue per unit in service during three and six months ended June 30, 1997. Increased revenues

                 AirTouch Communications, Inc. and Subsidiaries

                      Management's Discussion and Analysis
              (Dollar amounts in millions, unless otherwise noted)



associated with subscriber growth were also offset by declines in pager sales attributable to decreases in the number of units in service added. Operating cash flow margins (operating margins excluding the effect of depreciation and amortization) increased from 27% during the three and six months ended June 30, 1996 to 31% and 30% during the three and six months ended June 30, 1997, respectively. The increase in operating cash flow margins resulted primarily from increased service and other revenues and lower cost of paging equipment sales attributable to declines in units in service added, partially offset by moderate increases in network operating costs necessary to serve the expanded customer base. Increased depreciation and amortization resulted from expansion of paging networks and higher depreciation of more expensive leased alphanumeric pagers, which comprised a larger percentage of leased pagers compared to the corresponding periods of 1996.


INTERNATIONAL OPERATIONS


     =====================================================================================================
     International Operations Operating Results
     -----------------------------------------------------------------------------------------------------
     (GAAP-Basis)                                       Three Months Ended         Six Months Ended
                                                              June 30                   June 30
                                                        Actual     Pro Forma(c)     Actual    Pro Forma(c)
                                                     -------------              --------------
                                                      1997    1996      1996     1997     1996    1996
     -----------------------------------------------------------------------------------------------------
     Service and other revenues                      $ 164    $  48    $ 128    $ 315    $  87    $ 239
     Equipment sales                                    18        5       16       30       10       26
     ------------------------------------------------------------------------------------------------------
     Operating revenues                                182       53      144      345       97      265
     ------------------------------------------------------------------------------------------------------
     Operating expenses before depreciation
            and amortization expenses                  137       66      122      241      124      233
     Depreciation and amortization expenses             20       10       17       41       18       32
     ------------------------------------------------------------------------------------------------------
     Operating income (loss)                            25      (23)       5       63      (45)     -
     Equity in net income (loss) of unconsolidated
            wireless systems                            49      (10)     (18)      59      (17)     (30)
     Minority interests in net (income) loss of
            consolidated wireless systems              (12)      (7)     (14)     (27)       1      (10)
     Other (income) expense included in equity
            income and minority interests(a)            21       56       45       73       72       52
     ------------------------------------------------------------------------------------------------------
     International cellular operating contribution
            to net income(b)                         $  83    $  16    $  18    $ 168    $  11    $  12
     ======================================================================================================


(a) Represents income taxes and non-operating expenses or income included in equity in net income (loss) of unconsolidated wireless systems and in minority interests in net (income) loss of consolidated wireless systems.

(b) Represents the Company's share of combined operating income of consolidated and unconsolidated international operations, net of the interests of minority and equity partners (equal to proportionate operating income presented on page 19.)

(c) Adjusted to present results for the three and six months ended June 30, 1996 as if (1) Telecel had been consolidated and the Company's ownership interest in Telecel had been 50.9% and (2) the Company's 1997 ownership interests in its unconsolidated wireless systems had been the ownership interest during the corresponding periods of 1996.

                 AirTouch Communications, Inc. and Subsidiaries

                      Management's Discussion and Analysis
              (Dollar amounts in millions, unless otherwise noted)



Actual consolidated international operating results presented in the preceding table for the three and six months ended June 30, 1996 reflect the operations of Europolitan, the Company's cellular system in Sweden. On December 31, 1996, the Company consolidated Telecel, its cellular system in Portugal, subsequent to acquiring a 50.9% controlling interest and, accordingly, consolidated international operating results presented in the preceding table for the three and six months ended June 30, 1997 reflect the operations of both Telecel and Europolitan. Operating results for other international markets are reflected in equity in net income (loss) of unconsolidated wireless systems during all periods presented. In addition, the Company increased its ownership interest in certain unconsolidated wireless systems. Since the actual results of operations for each period are not comparable, pro forma results for the three and six months ended June 30, 1996 are included in the preceding table to reflect results as described in footnote (c) to the preceding table. The following narrative discussion compares actual results for the three and six months ended June 30, 1997 to the pro forma results for the three and six months ended June 30, 1996.


The increase in operating revenues resulted primarily from substantial subscriber growth at Telecel and Europolitan, partially offset by unfavorable changes in the related foreign exchange rates. Operating margins improved from 4% and 0% during the three and six months ended June 30, 1996, respectively, to 14% and 18% during the three and six months ended June 30, 1997, respectively, due primarily to substantial subscriber growth and rapidly declining cash costs per customer achieved as Telecel and Europolitan's operations continued to gain scale.

Improvements in equity in net income (loss) of unconsolidated wireless systems were due to improved operating results in the Company's wireless systems in Germany, Italy, Spain, and Japan. Improved results in these wireless systems resulted primarily from increasing economies of scale and continued subscriber growth, partially offset by overall declines in the average revenue per customer. In addition, the Company recognized a favorable adjustment resulting from change in estimates based on the Company's assessment of various tax positions. Such improvements were partially offset by increased losses in the Company's wireless systems in South Korea, India, and Poland, which were attributable to marketing and sales expenses associated with rapid subscriber growth and other costs to launch and expand service.

Proportionate International Cellular Operating Results
Proportionate information for the Company's international operations is presented as supplemental information only and is a pro-rata consolidation of the Company's share of all international operating revenues and expenses, net of the interests of minority and equity partners. Since significant international operations are not consolidated, the Company believes proportionate information facilitates a more detailed understanding of the Company's operating results prepared and presented in accordance with GAAP.



    =========================================================================================
    International Operations Operating Results
    -----------------------------------------------------------------------------------------
    (Proportionate-Basis)                              Three Months Ended   Six Months Ended
                                                            June 30               June 30
                                                        -------------------------------------
                                                        1997    1996        1997        1996
     ----------------------------------------------------------------------------------------
     Service and other revenues(a)                      $507    $373        $977        $705
     ----------------------------------------------------------------------------------------
     Operating expenses before
            depreciation and amortization expenses(b)    357     298         678         580
     Depreciation and amortization expenses               67      59         131         114
     Operating income                                   $ 83    $ 16        $168        $ 11
    =========================================================================================
     Operating cash flow(a)(c)                          $150    $ 75        $299        $125
     Operating cash flow margin(d)                      29.6%   20.1%       30.6%       17.7%
    =========================================================================================


(a) If amounts presented for 1996 were translated using 1997 foreign currency exchange rates, service and other revenues for the three and six months ended June 30, 1996 would have been $332 and $618, repsectively, and operating cash flow for the three and six months ended June 30, 1996 would have been $66 and $106, respectively.

(b)   See Footnote 3 on page 11.

(c)   See Footnote 4 on page 11.

(d)   See Footnote 5 on page 11.

                 AirTouch Communications, Inc. and Subsidiaries

                      Management's Discussion and Analysis
              (Dollar amounts in millions, unless otherwise noted)



CONTINGENCIES

The Company is party to various legal proceedings, including certain antitrust litigation. See Note F, "Contingencies," to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, and pay its current obligations. The Company requires substantial capital to operate and expand its existing wireless systems, to construct new wireless systems, and to acquire interests in existing wireless systems.

1997 CAPITAL EXPENDITURES, CAPITAL CALLS AND DEBT SERVICE
During 1997, the Company incurred capital expenditures of $306 for additions to property, plant, and equipment for its consolidated wireless networks and other capital expenditures, primarily to increase cellular and paging network capacity and to expand customer operations functions necessary to support customer growth. The Company invested an additional $202 in its unconsolidated wireless systems to fund the expansion and build-out of cellular and PCS networks and to increase its interest in certain systems. In addition to capital funding, the Company elected to retire $179 of long-term debt in the U.S. prior to its maturity and paid $27 in preferred dividends during the six months ended June 30, 1997.

FUNDING OF 1997 CAPITAL EXPENDITURES, CAPITAL CALLS AND DEBT SERVICE
Cash flows from operations of $579 were sufficient to fund capital requirements and preferred dividend obligations. The retirement of $179 in long-term debt was funded primarily using proceeds from the net issuance of $101 in commercial paper and cash flows from operations. The Company also received $24 in proceeds from the issuance of capital stock.

FUTURE CAPITAL EXPENDITURES
The Company will continue to be required to make substantial expenditures in connection with its efforts to expand its existing wireless business and, potentially, to pursue opportunities to expand into new markets. U.S. and international requirements for capital expenditures and contributions to unconsolidated wireless systems during 1997 are expected to be approximately $1.2 billion.

Consolidated Expenditures. The Company plans to incur significant capital expenditures in its consolidated markets to expand its existing analog and Code Division Multiple Access ("CDMA") digital wireless networks and to construct and deploy new digital wireless networks. AirTouch plans to have CDMA digital cellular service available in all of its managed U.S. cellular markets by 1998.

The Company expects its future annual capital expenditures for digital technology to continue to increase and, at some point, surpass its annual capital expenditures for analog technology. Digital networks enable significant increases in the Company's cellular network capacity and allow the Company to offer additional services and features comparable to those available on digital networks operating at PCS frequencies. Accordingly, the Company anticipates that a significant portion of its future U.S. wireless network traffic will migrate to digital service as customers take advantage of enhanced digital features such as superior voice quality, longer handset battery life, and improved security. However, both analog and digital technologies are expected to coexist for the foreseeable future due to continued demand for analog service and the fact that analog networks provide the only common roaming platform currently available throughout the United States.

Management believes that a viable analog market will continue to exist for the foreseeable future to serve consumers and other customers who do not desire digital features or who do not wish to purchase new digital handsets. With respect to roaming capabilities, the Company believes that a significant portion of its digital and analog customer base will continue to require access to nationwide analog networks in the United States. Accordingly, the Company plans to maintain and, as required, expand its analog networks and to offer dual-mode (analog/CDMA digital), dual-band (cellular/PCS) phones in each of its U.S. digital markets to facilitate the greatest possible roaming capabilities for its customers.

At June 30, 1997, the Company was committed to spend approximately $98 for the acquisition of property, plant, and equipment for its consolidated operations. In addition to these commitments, the Company plans to make additional capital expenditures of approximately $453 during 1997 to increase the capacity of its existing wireless networks and to continue deployment of CDMA digital technology. At June 30, 1997, the Company had also committed to spend approximately $170 for the purchase of cellular handsets, pagers, and other items.

Unconsolidated Wireless Systems. As of June 30, 1997, the Company was committed to make capital contributions of approximately $35 to its unconsolidated wireless systems. In addition to these commitments, the Company plans to make additional capital contributions of approximately $235 during 1997 to certain of its U.S. and international unconsolidated wireless systems, including contributions to PrimeCo for the continuing build-out of its CDMA PCS networks. The Company continually

                 AirTouch Communications, Inc. and Subsidiaries

                      Management's Discussion and Analysis
              (Dollar amounts in millions, unless otherwise noted)



evaluates opportunities to increase its ownership in its existing international wireless systems, which could result in additional capital commitments.

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

In addition to its Facility and commercial paper program, the Company may obtain any required financing under its Registration Statement on Form S-3 (Reg. No. 33-62787), which registered $2 billion in various forms of debt and equity securities (the "Shelf"). As of June 30, 1997, there have been three debt issues pursuant to the Shelf which remain outstanding. On July 16, 1996, the Company issued long-term debt pursuant to the Shelf in the form of $250 in 7.125% Notes and $400 in 7.50% Notes, maturing in July 2001 and July 2006, respectively. Interest on the Notes is payable semi-annually on January 15 and July 15, commencing in 1997. In addition, on October 2, 1996, the Company issued additional long-term debt pursuant to the Shelf in the form of $250 in 7.00% Notes, maturing in October 2003. The Notes require semi-annual interest payments due on April 1 and October 1, commencing in 1997.

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

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AIRTOUCH COMMUNICATIONS, INC.:

We have reviewed the accompanying Consolidated Balance Sheets of AirTouch Communications, Inc. and subsidiaries ("Company") as of June 30, 1997 and the related Consolidated Statements of Income and of Cash Flows for the three-month and six-month periods ended June 30, 1997 and 1996. These Consolidated Financial Statements are the responsibility of the Company's management.


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

Our reviews were made for the purpose of expressing limited assurance on the Consolidated Financial Statements taken as a whole. The Selected Proportionate Financial Data ("Proportionate Financial Data") for the three-month and six-month periods ended June 30, 1997 and 1996 appearing on page 10 is presented for additional analysis and is not a required part of the basic financial statements. As discussed in the Footnotes to the Proportionate Financial Data, the Proportionate Financial Data has been prepared by the Company to present financial information that, in the opinion of management, is not provided by financial statements prepared in conformity with generally accepted accounting principles. Such Proportionate Financial Data, prepared on the basis of presentation described in the Footnotes to the Proportionate Financial Data, has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements. Based on our reviews, we are not aware of any material modifications that should be made to such information in relation to the basic Consolidated Financial Statements taken as a whole.

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



/s/  PRICE WATERHOUSE LLP

San Francisco, California
August 7, 1997

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      See Footnote F, "Contingencies", in the Notes to Consolidated Financial Statements

ITEM 2.  CHANGES IN SECURITIES
     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 1997, the Company held its Annual Meeting of Stockholders. Four matters were considered and the results are as follows:

     - Proposal 1 to elect four directors, constituting Class III of the Company's Board of Directors, to serve a three-year term: 400,963,960 shares voted for Michael J. Boskin, and 7,748,159 shares withheld; 400,749,832 shares voted for Arthur Rock, and 7,962,287 shares withheld; 400,862,620 shares voted for Arun Sarin, and 7,849,499 shares withheld; 391,488,348 shares voted for George P. Shultz, and 17,223,771 shares withheld.
     - Proposal 2 to ratify the appointment of Price Waterhouse LLP as the Company's independent accountants for 1997: 405,193,587 shares voted for this proposal, 1,627,253 shares voted against, and 1,891,279 shares abstained.
     - Proposal 3 to approve the Company's amended and restated 1993 Long-Term Stock Incentive Plan: 349,946,663 shares voted for this proposal, 45,553,852 shares voted against, and 13,211,604 shares abstained.
     - Proposal 4 to approve the Company's amended and restated Short-Term Incentive Plan: 373,944,293 shares voted for this proposal, 21,481,614 shares voted against, and 13,286,212 shares abstained.

ITEM 5.  OTHER INFORMATION
     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    Exhibits identified below are incorporated herein by reference as exhibits hereto.

         Exhibit
         Number    Description
         ------    -----------
         10.1      AirTouch Communications, Inc. Amended and Restated 1993
                   Long-Term Stock Incentive Plan.

         15.1      Letter of Price Waterhouse LLP Re: Unaudited Interim
                   Financial Information

         27        Financial Data Schedule

(b) Reports on Form 8-K:
         Date of Report:  April 17, 1997
              Item 5. Other Events and Item 7. Exhibits
         Date of Report:  May 16, 1997
              Item 5. Other Events and Item 7. Exhibit

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AIRTOUCH COMMUNICATIONS, INC.

By: /s/ Mohan S. Gyani
   -----------------------------
   Mohan S. Gyani
   Executive Vice President and
   Chief Financial Officer


Date:  August 7, 1997