Form 10-Q
period 1997-09-30
AIRTOUCH COMMUNICATIONS INC
filed 1997-11-07
CIK 904255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

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

                                 YES [X]  NO [ ]

At October 31, 1997, 504,771,115 shares of common stock were outstanding.

                          AIRTOUCH COMMUNICATIONS, INC.

                          INDEX TO REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS:

           Consolidated Statements of Income................................ 3

           Consolidated Balance Sheets...................................... 4

           Consolidated Statements of Cash Flows............................ 5

           Notes to Consolidated Financial Statements....................... 6

           Selected Proportionate Financial Data ...........................10

           Selected Proportionate Operating Data ...........................12


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ...............................13

         REPORT OF INDEPENDENT ACCOUNTANTS .................................22



                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ..................................................23

ITEM 2.  CHANGES IN SECURITIES ..............................................23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ....................................23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................23

ITEM 5.  OTHER INFORMATION ..................................................23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...................................23

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                                              (Unaudited)              (Unaudited)
                                                                           Three months ended       Nine months ended
                                                                              September 30             September 30
                                                                          --------------------------------------------
(Dollars in millions, except per share information)                           1997        1996        1997       1996
                                                                          --------     -------    --------    --------
Operating revenues                                                        $    916     $   601    $  2,653    $  1,531
                                                                          --------     -------    --------    --------
Operating expenses:
    Cost of revenues                                                           209         122         597         328
    Selling and customer operations expenses                                   233         165         672         457
    General, administrative, and other expenses                                120         112         354         299
    Depreciation and amortization expenses                                     139          96         408         229
                                                                          --------     -------    --------    --------
Total operating expenses                                                       701         495       2,031       1,313
                                                                          --------     -------    --------    --------

Operating income                                                               215         106         622         218

Equity in net income (loss) of unconsolidated wireless systems:
    U. S.                                                                        8          37          12         152
    International                                                               55        --           114         (17)
Minority interests in net (income) loss of consolidated wireless systems       (35)        (21)       (106)        (55)
Interest:
    Expense                                                                    (21)        (12)        (69)        (29)
    Income                                                                       5           4          14          10
Foreign exchange gain (loss)                                                     1           1           1           3
Miscellaneous income (expense)                                                  (3)         (4)         (7)          5
                                                                          --------     -------    --------    --------
Income before income taxes and preferred dividends                             225         111         581         287
Income taxes                                                                    84          52         244         115
                                                                          --------     -------    --------    --------
Income before preferred dividends                                              141          59         337         172
Preferred dividends                                                             14           7          40           7
                                                                          --------     -------    --------    --------
Net income applicable to common stockholders                              $    127     $    52    $    297    $    165
                                                                          ========     =======    ========    ========

Net income applicable to common stockholders - per share                  $   0.25     $  0.10    $   0.59    $   0.33
                                                                          ========     =======    ========    ========

Weighted average shares outstanding (in thousands)                         504,235     500,183     503,549     499,447
                                                                          ========     =======    ========    ========


         The accompanying Notes are an integral part of the Consolidated
                             Financial Statements.

CONSOLIDATED BALANCE SHEETS
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                                      (Unaudited)
                                                                                      September 30      December 31
                                                                                      ------------      -----------
(Dollars in millions)                                                                         1997             1996
                                                                                      ------------      -----------
ASSETS
Current assets:
    Cash and cash equivalents                                                         $         22      $        28
    Accounts receivable, (net of allowance for uncollectibles
        of $44 and $61, respectively)                                                          445              416
    Inventories                                                                                 66               55
    Other receivables                                                                           22               33
    Due from related parties                                                                    56               34
    Other current assets                                                                        85               58
                                                                                      ------------      -----------
Total current assets                                                                           696              624

Property, plant, and equipment, net                                                          2,394            2,322
Investments in unconsolidated wireless systems                                               1,995            1,992
Intangible assets, net                                                                       3,291            3,409
Deferred charges and other noncurrent assets                                                   316              177
                                                                                      ------------      -----------
Total assets                                                                          $      8,692      $     8,524
                                                                                      ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade                                                          $        123      $       200
    Short-term borrowings                                                                       13               53
    Current portion of long-term debt                                                            4               16
    Other current liabilities                                                                  614              491
                                                                                      ------------      -----------
Total current liabilities                                                                      754              760

Long-term debt                                                                               1,431            1,637
Deferred income taxes                                                                          715              693
Deferred credits                                                                                81              104
                                                                                      ------------      -----------
Total liabilities                                                                            2,981            3,194
                                                                                      ------------      -----------
Commitments and contingencies
Minority interests in consolidated wireless systems                                            307              268
                                                                                      ------------      -----------
Stockholders' equity:
    Preferred stock and additional paid-in capital
      ($.01 par value; 50 million shares authorized):
      Series A (6 million shares authorized, no shares issued or outstanding)                  --               --
      6.00% Class B Mandatorily Convertible (24 million shares authorized;
          17.2 million shares issued and outstanding;
          liquidation value of $500)                                                           500              500
      4.25% Class C Convertible (19 million shares authorized,
          11.1 million shares issued and outstanding; liquidation value of $554)               541              541
    Common stock and additional paid-in capital ($.01 par value;
       1.1 billion shares authorized, 504.6 million shares issued and
       504.5 million shares outstanding at September 30, 1997,
       502.4 million shares issued and 502.3 million shares
       outstanding at December 31, 1996)                                                     4,047            3,987
    Retained earnings                                                                          318               21
    Cumulative translation adjustment                                                          (33)               3
    Other                                                                                       31               10
                                                                                      ------------      -----------
Total stockholders' equity                                                                   5,404            5,062
                                                                                      ------------      -----------
Total liabilities and stockholders' equity                                            $      8,692      $     8,524
                                                                                      ============      ===========



               The accompanying Notes are an integral part of the
                       Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                                                  (Unaudited)
                                                                                                Nine months ended
                                                                                                  September 30
                                                                                           -------------------------
(Dollars in millions)                                                                         1997             1996
                                                                                           -------          --------
Cash flows from operating activities:
    Income before preferred dividends                                                      $   337          $   172
    Adjustments to reconcile income before preferred dividends for items currently not affecting operating cash flows:
          Depreciation, amortization, and other non cash charges                               417              229
          Distributions received from equity investees                                         222              182
          Minority interests in net income (loss) of consolidated wireless systems             106               55
          Deferred income tax (benefit) expense                                                  5                1
          Equity in net (income) loss of unconsolidated wireless systems                      (126)            (135)
          Loss (gain) on sale of assets and telecommunications interests                         1               (5)
          Changes in assets and liabilities:
             Accounts receivable, net                                                          (41)              (5)
             Other current assets and receivables                                              (45)               5
             Deferred charges and other noncurrent assets                                       20               18
             Accounts payable and other current liabilities                                     62              (79)
             Deferred credits and other liabilities                                            (11)              11
                                                                                           -------          -------
Cash flows from operating activities                                                           947              449
                                                                                           -------          -------
Cash flows from investing activities:
    Investments in unconsolidated wireless systems                                            (260)            (710)
    Additions to property, plant, and equipment                                               (459)            (201)
    Other investing activities                                                                  21                7
                                                                                           -------          -------
Cash flows from investing activities                                                          (698)            (904)
                                                                                           -------          -------

Cash flows from financing activities:
    Proceeds from issuing long-term debt and commercial paper                                  341            1,944
    Retirement of long-term debt and commercial paper                                         (534)          (1,643)
    Distributions to minority interests of consolidated wireless systems                       (57)             (36)
    Payment of preferred stock dividends                                                       (40)            --
    Other financing activities                                                                  40              119
                                                                                           -------          -------
Cash flows from financing activities                                                          (250)             384
                                                                                           -------          -------

Effect of exchange rate changes on cash and cash equivalents                                    (5)            --
                                                                                           -------          -------

Net change in cash and cash equivalents                                                         (6)             (71)
Beginning cash and cash equivalents                                                             28               83
                                                                                           -------          -------
Ending cash and cash equivalents                                                           $    22          $    12
                                                                                           =======          =======

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

With respect to the unaudited consolidated financial information of the Company as of and for the three- and nine-month periods ended September 30, 1997 and 1996 included in this Form 10-Q, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 6, 1997 appearing herein, states that they did not audit and they do not express an opinion on the unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of this Form 10-Q prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Act.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128"). SFAS 128 establishes new standards for computing and disclosing earnings per share ("EPS"). SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. SFAS 128, when adopted, will require the Company to replace its traditional EPS disclosures with a dual presentation of "Basic" and "Diluted" EPS and to restate all prior period EPS data presented. Consistent with the required adoption period, the Company intends to adopt SFAS 128 effective with the issuance of its December 31, 1997 financial statements. However, if SFAS 128 had been in effect for the quarter ended September 30, 1997, Basic and Diluted EPS would be the same for all periods as the EPS presented in the Company's Consolidated Statements of Income on page 3.

C.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks arising from foreign currency and interest rate fluctuations. The Company enters into foreign currency hedging activities to reduce currency exposures to its long-term investments in international wireless systems. The Company hedges a portion of these investments with long-dated forward foreign currency exchange contracts ("forward contracts"). In addition, the Company enters into forward contracts to reduce exposures of firm capital commitments denominated in foreign currencies. The Company also enters into interest rate swap agreements to manage its exposure to fluctuations in interest rates in an effort to minimize the Company's cost of funds. Swap agreements are primarily used to effectively convert existing variable rate debt to fixed rate and to reduce the interest rate risk for future borrowings. The Company does not hold or issue financial instruments for trading or speculative purposes.

                AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
              (Dollar amounts in millions, unless otherwise noted)

Foreign currency hedges. Under a forward contract, the Company undertakes to exchange an agreed upon amount of a foreign currency for equivalent U.S. dollars at a specified rate at a stated future date. Gains or losses associated with forward contracts that are designated and effective as economic hedges ("qualifying hedges") of net foreign investments are recorded in the "Cumulative translation adjustment" account (the "CTA account"), a separate component of stockholders' equity, with a corresponding adjustment to a deferred asset or liability account. Cash flows resulting from such hedges are reported in the Statements of Cash Flows in investing activities. Gains and losses upon termination of net investment hedges are recorded in the CTA account. Gains and losses related to qualifying hedges of firm commitments are deferred and are recognized as adjustments of carrying amounts when the hedged transactions occur. Cash flows resulting from these hedges are reported in the Statements of Cash Flows in the same category as the cash flows from the items being hedged. Gains or losses on forward contracts that do not qualify as hedges are recorded in "Foreign exchange gain (loss)" in the Consolidated Statements of Income.

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

D.  INVESTMENTS IN UNCONSOLIDATED WIRELESS SYSTEMS

The Company's investments in unconsolidated wireless systems consist of the following:

                                       September 30                 December 31
                                               1997                        1996
                                        -----------                 -----------
Investments at equity                   $     1,896                 $     1,920
Investments at cost                              99                          72
                                        -----------                 -----------
                                        $     1,995                 $     1,992
                                        ===========                 ===========

The Company's equity in net income of significant equity investees (Mannesmann Mobilfunk GmbH and CMT Partners in 1997 and 1996, and New Par and Cellular Communications, Inc. through August 16, 1996) was $95 and $86 for the three months ended September 30, 1997 and 1996, respectively, and $256 and $265 for the nine months ended September 30, 1997 and 1996, respectively. The Company's equity in net income of these investees differs from its proportionate share of their reported net income in the table below primarily due to amortization of intangibles and other adjustments. Condensed operating results for the Company's significant equity investments are as follows:

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                ---------------------------------------------
                                  1997         1996        1997         1996
                                -------      ------      -------       ------
Mannesmann Mobilfunk GmbH
    Operating revenues          $  846       $  767       $2,336       $1,977
    Operating income            $  334       $  249       $  870       $  593
    Net income                  $  143       $  106       $  372       $  252
CMT Partners
    Operating revenues          $  144       $  139       $  433       $  398
    Operating income            $   61       $   44       $  175       $  135
    Net income                  $   67       $   52       $  196       $  156
                                ======       ======       ======       ======

                AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
              (Dollar amounts in millions, unless otherwise noted)


E.  AIRTOUCH/U S WEST PARTNERSHIP

On May 16, 1997, the Company and U S WEST, Inc. ("U S WEST") entered into an agreement to merge U S WEST Media Group's domestic wireless business and its interest in PrimeCo Personal Communications L.P. into the Company (the "1997 Agreement"). The 1997 Agreement was conditioned upon their being no legislation imposing a material amount of income tax in connection with the transaction. On August 5, 1997, such legislation was enacted and accordingly, the parties terminated the 1997 Agreement. Under the terms of the 1997 Agreement, the parties will continue with their 1994 agreement as described in the Company's Form 10-K for the year ended December 31, 1996 under "Business--Joint Ventures--U S WEST Transaction". Under the terms of the 1997 Agreement, the parties agreed not to proceed to Phase II of their 1994 transaction until nine months after the termination of the 1997 Agreement.

F.  CONTINGENCIES

In November 1993, a class action complaint was filed on behalf of AirTouch's cellular customers in Orange County Superior Court naming, among others, the Company. This complaint alleged certain facts, including a similarity in the pricing structures of the two defendant cellular carriers, which plaintiffs contend are circumstantial evidence that the Company, as general partner of Los Angeles SMSA Limited Partnership, and Los Angeles Cellular Telephone Company conspired to fix the prices of retail and wholesale cellular radio services in the Los Angeles market. The complaint sought damages for the class "in a sum in excess of $100,000,000." In July 1997, a tentative settlement was reached in the case which has preliminary approval from the court. The Company's portion of the settlement represents a total value of $90 million to cellular customers through the date of settlement, consisting of discount coupons on accessories, first free inbound minutes, and/or free mobile to mobile calls on the AirTouch system in Los Angeles. A final fairness hearing is scheduled for December 1997. Sufficient reserves have previously been established with respect to this matter, and the proposed settlement will not have a material adverse effect on the financial position or results of operations of the Company. A similar suit filed in federal court and two similar agent cases were previously settled for immaterial amounts.

In 1994, two class action complaints were filed on behalf of AirTouch's cellular customers, one in San Diego County Superior Court and one in the U.S. District Court for the Southern District of California, alleging that there is circumstantial evidence that the Company and U S WEST colluded to fix the prices of retail and wholesale cellular radio services in the San Diego market by setting their initial basic rates for cellular service at nearly identical levels and having similar basic rates thereafter. Plaintiffs estimate damages to the class at between $46 million and $69 million. The state case has been dismissed. A class has been certified in the remaining case. U S WEST has settled the lawsuit with respect to their potential liability for $4 million. The Company reached a tentative settlement in the case in September 1997 which has preliminary approval from the court. A final fairness hearing is scheduled for January 1998. The proposed settlement will not have a material adverse effect on the financial position or results of operations of the Company.

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

In 1994, a class action complaint was filed on behalf of AirTouch's cellular customers in San Francisco County Superior Court alleging certain facts, including a similarity in the pricing structures of the two competitors, which plaintiffs contend is circumstantial evidence of a tacit conspiracy between Bay Area Cellular Telephone Company, in which the Company has an indirect interest, and GTE Mobilnet to fix the prices of retail and wholesale cellular radio services in the San Francisco Bay Area market. A class has been stipulated. In 1996, an almost identical class action complaint was filed by a different plaintiff in Alameda County Superior Court against Bay Area Cellular Telephone Company, GTE Mobilnet, and a number of other companies, including the Company. It alleges essentially the same facts as the San Francisco case alleges. The two cases have been assigned to a single judge for coordination. A tentative settlement has been reached in the case filed in San Francisco County which, if approved by the court, would resolve both cases. A preliminary approval hearing is scheduled for November 1997. The proposed settlement will not have a material

                AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
              (Dollar amounts in millions, unless otherwise noted)

adverse effect on the financial position or results of operations of the Company.

The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these various other proceedings cannot be ascertained, management does not expect that they will have a material adverse effect on the results of operations or financial position of the Company.

In the ordinary course of business, the Company has issued letters of responsibility and letters of support for performance guarantees, refundable security deposits, and credit facilities of certain subsidiaries and affiliates providing varying degrees of recourse to the Company. At September 30, 1997, the Company's proportionate share under such arrangements was $447 million. The Company believes it is remote that it will be required to pay under these various arrangements.

G. SUBSEQUENT EVENTS

In October 1997, the Company's Board of Directors authorized the repurchase of up to $1 billion of AirTouch common and preferred stock. The Company plans to buy shares on the open market from time to time, based on market conditions.

                 AirTouch Communications, Inc. and Subsidiaries
              (Dollar amounts in millions, unless otherwise noted)

SELECTED PROPORTIONATE FINANCIAL DATA (UNAUDITED)(1)
=====================================================================================================
                                                      Three Months Ended          Nine Months Ended
                                                         September 30               September 30
                                                      -----------------------------------------------
                                                         1997         1996 (2)      1997         1996 (2)
                                                      -------       ------       -------      -------
TOTAL COMPANY
    Service and other revenues                        $ 1,275       $ 1,051      $ 3,586      $ 2,806
    Operating expenses before
       depreciation and amortization expenses (3)         786           724        2,258        1,958
    Depreciation and amortization expenses                204           165          582          436
                                                      -------       ------       -------      -------
    Operating income                                  $   285       $   162      $   746      $   412
                                                      =======       =======      =======      =======
    Net income applicable to common stockholders      $   127       $    52      $   297      $   165
    Operating cash flow (4)                           $   489       $   327      $ 1,328      $   848
    Operating cash flow margin (5)                       38.4%         31.1%        37.0%        30.2%
                                                      -------       ------       -------      -------
U.S. CELLULAR OPERATIONS
    Service and other revenues                        $   602       $   521      $ 1,768      $ 1,426
    Cost of revenues                                       57            57          175          159
    Selling and customer operations expenses (3)          208           184          614          527
    General, administrative, and other expenses            41            46          115          116
    Depreciation and amortization expenses                 99            80          290          199
                                                      -------       ------       -------      -------
    Operating income                                  $   197       $   154      $   574      $   425
                                                      =======       =======      =======      =======
    Operating cash flow (4)                           $   296       $   234      $   864      $   624
    Operating cash flow margin (5)                       49.2%         44.9%        48.9%        43.8%
                                                      -------       ------       -------      -------
INTERNATIONAL OPERATIONS
    Service and other revenues                        $   578       $   453      $ 1,555      $ 1,158
    Operating expenses before
       depreciation and amortization expenses (3)         379           352        1,057          932
    Depreciation and amortization expenses                 74            63          205          177
                                                      -------       ------       -------      -------
    Operating income                                  $   125       $    38      $   293      $    49
                                                      =======       =======      =======      =======
    Operating cash flow (4)                           $   199       $   101      $   498      $   226
    Operating cash flow margin (5)                       34.4%         22.3%        32.0%        19.5%
                                                      -------       ------       -------      -------
U.S. PAGING OPERATIONS (6)
    Service and other revenues (7)                    $    84       $    76      $   244      $   220
    Operating expenses before
       depreciation and amortization expenses              57            54          164          153
    Depreciation and amortization expenses                 18            16           55           47
                                                      -------       ------       -------      -------
    Operating income                                  $     9       $     6      $    25      $    20
                                                      =======       =======      =======      =======
    Operating cash flow (4)                           $    27       $    22      $    80      $    67
    Operating cash flow margin (5)                       32.1%         28.9%        32.8%        30.5%
                                                      -------       ------       -------      -------

PRIMECO OPERATIONS (8)
    Service and other revenues                        $    10       $    --      $    19      $    --
                                                      =======       =======      =======      =======

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

(7) Includes any gain or loss on equipment sales.

(8) PrimeCo Operations began in the fourth quarter of 1996.

                 AirTouch Communications, Inc. and Subsidiaries
              (Dollar amounts in millions, unless otherwise noted)

SELECTED PROPORTIONATE OPERATING DATA (UNAUDITED)(1)
==================================================================================================

                                                     Three Months Ended       Nine Months Ended
                                                        September 30             September 30
                                                    ----------------------------------------------
(Operating data in thousands, except per unit data)       1997       1996         1997        1996
                                                    ----------    -------      -------    --------
TOTAL COMPANY
    Cellular and PCS POPs (2)(3)(4)                    178,071    172,024      178,071    172,024
    Cellular and PCS subscribers (3)(4)                  6,570      4,480        6,570      4,480
    Cellular and PCS subscriber net adds in period,
       excluding acquisitions (3)                          537        393        1,424      1,044
    Paging units in service(4)                           3,099      2,756        3,099      2,756
    Capital expenditures and capital calls,
       excluding acquisitions (5)                   $      232    $   270      $   663    $   625
                                                    ----------    -------      -------    -------
U.S. CELLULAR OPERATIONS
    Cellular POPs (2)(4)                                43,364     42,876       43,364     42,876
    Cellular subscribers (4)                             3,901      3,072        3,901      3,072
    Cellular subscriber net adds in period,
       excluding acquisitions                              156        151          498        440
    Monthly average revenue per unit                $    52.42    $ 61.83      $ 53.88    $ 62.71
    Monthly cash cost per unit                      $    26.65    $ 34.06      $ 27.55    $ 35.27
    Capital expenditures and capital calls,
       excluding acquisitions (5)                   $      116    $    66      $   298    $   165
                                                    ----------    -------      -------    -------
INTERNATIONAL OPERATIONS
    Cellular POPs (2)(4)                               120,478    114,848      120,478    114,848
    Cellular subscribers (4)                             2,607      1,408        2,607      1,408
    Cellular subscriber net adds in period,
       excluding acquisitions                              366        242          873        605
    Monthly average revenue per unit                $    79.16    $117.16      $ 81.95    $120.11
    Monthly cash cost per unit                      $    51.91    $ 91.04      $ 55.70    $ 96.67
    Capital expenditures and capital calls,
       excluding acquisitions (5)                   $       46    $   138      $   161    $   280
                                                    ----------    -------      -------    -------
U.S. PAGING OPERATIONS  (6)
    Total paging units in service (4)                    3,058      2,735        3,058      2,735
    Paging units in service net adds in period,
       excluding acquisitions                               61        123          203        397
    Capital expenditures and capital calls,
       excluding acquisitions (5)                   $       17    $    34      $    47    $    80
                                                    ----------    -------      -------    -------
PRIMECO OPERATIONS (7)
    PCS POPs (2)(3)(4)                                  14,229     14,300       14,229     14,300
    PCS subscribers  (3)(4)                                 62         --           62         --
    Monthly average revenue per unit                $    61.46    $    --      $ 57.81    $    --
                                                    ==========    =======      =======    =======

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

(4)  As of the period ended.

(5) Reflects GAAP-basis operating data, in millions, for the three and nine months ended September 30, respectively.

(6) U.S. Paging Operations are wholly owned by the Company; therefore, proportionate information reflects 100% of the subsidiary's GAAP-basis operating data.

(7)  PrimeCo Operations began in the fourth quarter of 1996.

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

Private Securities Litigation Reform Act Safe Harbor Statement. In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, but are not limited to: a change in economic conditions in various markets served by the Company's operations which would adversely affect the level of demand for wireless services; greater-than-anticipated competitive activity requiring new pricing and/or product offerings or resulting in higher customer acquisition costs; greater-than-expected customer growth driving increased investment in network capacity; the level of fraudulent activity; the impact of new business opportunities requiring significant up-front investments; the timing and manner of combination of the Company's and U S WEST, Inc.'s cellular properties in the U.S.; the impact on capital spending from the deployment of new technologies; and the risk that technologies will not perform according to expectations. These and other risks and uncertainties related to the business are described in detail in the Company's 1996 Annual Report on Form 10-K under the heading "Investment Considerations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

BASIS OF PRESENTATION

CONSOLIDATION VS. THE EQUITY METHOD
In accordance with generally accepted accounting principles ("GAAP"), the Company consolidates revenues and expenses of each subsidiary and partnership in which the Company has a controlling interest. The Company uses the equity method to record the operating results of entities in which the Company has significant influence, but does not have a controlling interest. Consolidated operating revenues and expenses during 1997 and 1996 principally included six U.S. cellular markets, all U.S. paging markets, and Europolitan Holdings AB ("Europolitan"), the Company's cellular system in Sweden (formerly NordicTel Holdings AB or "NordicTel"). On December 31, 1996, AirTouch consolidated Telecel Communicacoes Pessoais, S.A. ("Telecel"), its cellular system in Portugal, subsequent to acquiring a controlling interest and, accordingly, the cellular system's results were included in consolidated results during the three and nine months ended September 30, 1997. The six U.S. cellular markets included in consolidated revenues and expenses during 1997 and 1996 were Los Angeles, Sacramento, Atlanta, San Diego, Wichita, and Topeka. In addition, the Company began consolidating the results of its Great Lakes Market (cellular properties in Michigan and Ohio, including Detroit, Cleveland and Columbus) on August 16, 1996, the date on which AirTouch completed its acquisition of the remaining capital stock of Cellular Communications, Inc. ("CCI") that it did not already own. For further information regarding the acquisition, see "Cellular Communications, Inc. Merger."

GAAP VS. PROPORTIONATE PRESENTATION
Tables presenting results of operations on a proportionate basis are included as supplementary information in the discussion and analysis of results of operations for the Company's U.S. cellular and international operations. Proportionate presentation is a pro rata consolidation which reflects the Company's share of revenues and expenses in both its consolidated and unconsolidated wireless systems, net of interests of minority and equity partners. Proportionate results are calculated by multiplying the Company's ownership interest in each wireless system by each system's total operating results, whereas the presentation prepared in accordance with GAAP requires consolidation of wireless systems controlled by the Company and the equity method of accounting for wireless systems in which the Company has significant influence, but not a controlling interest. Net income under either GAAP or proportionate presentation is the same. Proportionate presentation is not required by GAAP, nor is it intended to replace the consolidated operating results prepared and presented in accordance with GAAP. However, since significant wireless systems are not consolidated, proportionate information is provided as supplemental data to facilitate a more detailed understanding and assessment of consolidated operating results prepared and presented in accordance with GAAP.

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

RESULTS OF OPERATIONS

The following discussions compare the results of operations for the three and nine months ended September 30, 1997 to the three and nine months ended September 30, 1996. The operating results of these periods are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and accompanying Notes for each period discussed, as well as the information presented in all other sections of management's discussion and analysis.

CONSOLIDATED RESULTS OF OPERATIONS

Improvements in consolidated operating income during the three and nine months ended September 30, 1997 resulted primarily from increases in the operating income of U.S. cellular and international operations. As indicated in the individual discussions of U.S. cellular and international operations, the increase in consolidated operating income resulted from consolidation during 1997 of the Great Lakes market and Telecel, as well as substantial subscriber growth in both U.S. and international cellular markets.

The decreases in U.S. equity in net income (loss) of unconsolidated wireless systems were attributable to consolidation of the Great Lakes market beginning August 16, 1996 (see "Cellular Communications, Inc. Merger") and increased operating losses of PrimeCo Personal Communications, L.P. ("PrimeCo") associated with the start-up phase of the personal communications services ("PCS") business. Decreases in U.S. equity in net income (loss) of unconsolidated wireless systems were partially offset by improved operating results of CMT Partners, AirTouch's cellular joint venture operating primarily in the San Francisco Bay Area. The improvements in international equity in net income
(loss) of unconsolidated wireless systems were due primarily to improved profitability resulting from substantial growth in the subscriber base and, secondarily, to a favorable adjustment resulting from a change in estimates based on the Company's assessment of various tax positions recorded in the second quarter of 1997.

The increases in interest expense resulted from higher debt balances and a reduction in capitalized interest as the related assets under construction were placed in service.

Excluding the effect of equity in net income (loss) of unconsolidated international wireless systems, foreign income tax rate differences and minority interest for consolidated foreign operations, and a reduction in the valuation allowance related to consolidated international operations recognized during the second quarter of 1996, the effective tax rates were 41% and 43% for the three and nine months ended September 30, 1997, respectively, and 41% and 44% for the three and nine months ended September 30, 1996, respectively.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis
              (Dollar amounts in millions, unless otherwise noted)


YEAR 2000 COMPLIANCE
The Year 2000 Compliance issue, which is common to most companies, concerns the improper storage and manipulation of date fields within software applications, systems, databases, and hardware. In order to safeguard against any risks associated with this problem, the Company is currently examining its systems for Year 2000 Compliance, and where appropriate, upgrading or modifying such systems to be compliant. The total cost of this effort has not yet been fully assessed. However, based on preliminary information available to the Company, such costs are not currently expected to have a material adverse impact on the Company's financial position or results of operations in future periods.

U.S. CELLULAR OPERATIONS
=================================================================================================================
U.S. Cellular Operating Results
(GAAP-Basis)                                          Three Months Ended                Nine Months Ended
                                                         September 30                      September 30
                                                 ----------------------------------------------------------------
                                                       Actual       Pro Forma(c)        Actual        Pro Forma(c)
                                                 -----------------  ------------   -----------------  -----------
                                                   1997     1996        1996         1997      1996      1996
                                                 -------   -------  ------------   -------   -------  -----------
Service and other revenues                       $   601   $   444  $      544     $ 1,757   $ 1,086  $    1,544
Equipment sales                                       32        15          20          90        39          60
                                                 -------   -------  ------------   -------   -------  -----------
Operating revenues                                   633       459         564       1,847     1,125       1,604
                                                 -------   -------  ------------   -------   -------  -----------
Operating expenses before depreciation
    and amortization expenses                        347       264         317       1,006       677         923
Depreciation and amortization expenses                97        70          91         284       148         258
                                                 -------   -------  ------------   -------   -------  -----------
Operating income                                     189       125         156         557       300         423
Equity in net income (loss) of unconsolidated
    wireless systems                                  35        48          27         100       177          82
Minority interests in net (income) loss of
    consolidated wireless systems                    (20)      (21)        (21)        (64)      (56)        (56)
Other (income) expense included in equity
    income and minority interests (a)                 (7)        2          (5)        (19)        4         (19)
                                                 -------   -------  ------------   -------   -------  -----------
U.S. cellular operating contribution
    to net income (b)                            $   197   $   154  $      157     $   574   $   425   $     430
                                                 =======   =======  ==========     =======   =======   =========

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

(c) Adjusted to present results as if the Great Lakes market had been wholly owned and consolidated during the three and nine months ended September 30, 1996.

Cellular Communications, Inc. Merger. Effective August 16, 1996, AirTouch acquired the remaining 63% of CCI's capital stock that it did not already own. As a result of the acquisition, AirTouch now owns 100% of CCI and New Par, the equally owned partnership between the Company and CCI that operated cellular properties in Michigan and Ohio prior to the merger. Accordingly, the operating results of CCI and New Par (referred to elsewhere in management's discussion and analysis as the "Great Lakes" market) are reflected in equity earnings at the Company's ownership interest prior to the merger during the three and nine months ended September 30, 1996 and in consolidated results at 100% during the three and nine months ended September 30, 1997. Since the actual results of operations for each period are not comparable, pro forma results for the three and nine months ended September 30, 1996 are included in the preceding table to reflect results as if the Great Lakes market had been wholly owned and consolidated during those periods. The following narrative discussion compares actual results for the three and nine months ended September 30, 1997 to the pro forma results for the three and nine months ended September 30, 1996.

The improvements in U.S. cellular consolidated operating revenues during the three and nine months ended

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis
              (Dollar amounts in millions, unless otherwise noted)

September 30, 1997, were due to an approximate 30% increase in minutes of usage attributable primarily to a 27% increase in subscribers, partially offset by an approximate 14% decline in average revenue per minute of usage. The average revenue per customer declined approximately 13% during both the three and nine months ended September 30, 1997, as compared to the same periods of 1996. The Company achieved customer growth in its consolidated markets through advertising and by continuing to offer competitive incentive programs such as waived service establishment charges, discounted monthly access fees, discounted cellular handsets, discounted air time packages, promotional air time credits at the beginning of service contracts, options to purchase bundled minutes at fixed monthly rates, and reduced or fixed rates for off-peak usage and roaming. The declines in average revenue per customer and average revenue per minute of usage were primarily attributable to continued penetration of consumer markets and to rate reductions and discounts offered to new and existing customers in response to increasing competition. Consumer usage patterns contributed to declines in average revenue per customer because consumers typically place and receive fewer calls than commercial customers and often use their telephones more during lower-rate, off-peak calling periods. Declines in average revenue per customer and average revenue per minute of usage were partially offset by a slight increase in minutes of usage per customer during the three and nine months ended September 30, 1997, as compared to the corresponding periods of the prior year. The Company expects the shift toward consumer markets and increasing competition to continue to result in declines in average revenue per customer and average revenue per minute of usage, possibly offset by increases in average minutes of usage per customer.

U.S. cellular operating margins increased from 28% and 26% during the three and nine months ended September 30, 1996, respectively, to 30% during the three and nine months ended September 30, 1997. Operating cash flow margins (operating margins excluding the effect of depreciation and amortization expenses) increased from 44% and 43% during the three and nine months ended September 30, 1996, respectively, to 45% and 46% during the three and nine months ended September 30, 1997, respectively. Improvements in operating margins despite declining average revenues per customer and average revenues per minute of usage resulted from more significant 17% and 18% declines in the average cash cost per customer (including the loss on equipment sales) during the three and nine months ended September 30, 1997, respectively. The average cash costs per minute of usage (including the loss on equipment sales) declined 19% and 18% during the three and nine months ended September 30, 1997, respectively. Declining cash costs per customer and per minute of usage reflect the Company's continuing efforts to reduce cash costs more rapidly than the related declines in average revenue per customer and average revenue per minute of usage. Decreases in average cash costs resulted from several factors, including increased economies of scale, reductions in roaming fraud, a reduction in interconnection rates, declines in handset costs and reductions in handset subsidies offered to customers, and a shift in customer acquisitions to lower-cost direct sales channels. The Company has also reduced the rate at which customers discontinue service by continually improving customer service and increasing its focus on customer incentive programs designed to retain existing customers, which is significantly less expensive than replacing customers who discontinue service. The aforementioned cost reductions were partially offset by moderate increases in personnel, billing, facilities, and certain other costs necessary to serve the expanded customer base. Depreciation and amortization increased 7% and 10% during the three and nine months ended September 30, 1997, due primarily to depreciation of significantly larger property, plant, and equipment balances associated with analog network expansion and digital cellular deployment across various consolidated markets.

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

Proportionate U.S. Cellular Operating Results
Proportionate information for the Company's U.S. cellular operations is presented as supplemental information only and is a pro rata consolidation of the Company's share of all U.S. cellular operating revenues and expenses, net of the interests of minority and equity partners. Since significant U.S. cellular operations are not consolidated, the Company believes proportionate information facilitates a more detailed understanding of the Company's operating results prepared and presented in accordance with GAAP.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis
              (Dollar amounts in millions, unless otherwise noted)

============================================================================================
U.S. Cellular Operating Results
============================================================================================
(Proportionate-Basis)                            Three Months Ended      Nine Months Ended
                                                    September 30           September 30
                                                 -------------------------------------------
                                                      1997      1996         1997       1996
                                                 ---------   -------     --------   --------
Service and other revenues                       $     602   $   521     $  1,768   $ 1,426
                                                 ---------   -------     --------   --------
Cost of revenues                                        57        57          175       159
Selling and customer operations expenses(a)            208       184          614       527
General, administrative, and other expenses             41        46          115       116
Depreciation and amortization expenses                  99        80          290       199
                                                 ---------   -------     --------   --------
Operating income                                 $     197   $   154     $    574   $   425
                                                 =========   =======     ========   =======
Operating cash flow(b)                           $     296   $   234     $    864   $   624
Operating cash flow margin(c)                         49.2%     44.9%        48.9%     43.8%
                                                 =========   =======     ========   =======

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


======================================================================================
U.S. Paging Operating Results
======================================================================================
(GAAP-Basis)                                 Three Months Ended     Nine Months Ended
                                                September 30           September 30
                                             -----------------------------------------
                                               1997      1996          1997       1996
                                             -------   ------        -------    ------
Service and other revenues                   $    84   $   75        $   244    $  216
Equipment sales                                   10       13             28        38
                                             -------   ------        -------    ------
Operating revenues                                94       88            272       254
                                             -------   ------        -------    ------
Operating expenses before depreciation
    and amortization expenses                     67       66            192       187
Depreciation and amortization expenses            18       16             55        47
                                             -------   ------        -------    ------
Operating income                             $     9   $    6        $    25    $   20
                                             =======   ======        =======    ======
Operating cash flow (a)                      $    27   $   22        $    80    $   67
Operating cash flow margin (b)                  28.7%    25.0%          29.4%     26.4%
                                             =======   ======        =======    ======

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

Operating revenues increased approximately 7% during the three and nine month periods ended September 30, 1997, due primarily to a 12% increase in paging units in service, partially offset by an approximate 4% decline in the average revenue per unit in service during the three and nine months ended September 30, 1997. Increased

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis
              (Dollar amounts in millions, unless otherwise noted)

revenues associated with subscriber growth were also offset by declines in pager sales attributable to decreases in the number of units in service added. Operating cash flow margins (operating margins excluding the effect of depreciation and amortization) increased from 25% and 26% during the three and nine months ended September 30, 1996, respectively, to 29% during the three and nine months ended September 30, 1997. The increase in operating cash flow margins resulted primarily from increased service and other revenues and lower costs of paging equipment sales attributable to declines in units in service added, partially offset by moderate increases in network operating costs necessary to serve the expanded customer base. Increased depreciation and amortization resulted from expansion of paging networks and higher depreciation of more expensive leased alphanumeric pagers, which comprised a larger percentage of leased pagers compared to the corresponding periods of 1996.

INTERNATIONAL OPERATIONS

===============================================================================================================
International Operations Operating Results
===============================================================================================================
(GAAP-Basis)                                        Three Months Ended               Nine Months Ended
                                                       September 30                     September 30
                                               ----------------------------------------------------------------
                                                     Actual       Pro Forma(c)        Actual        Pro Forma(c)
                                               ----------------  -------------   ----------------  ------------
                                                  1997     1996       1996         1997      1996       1996
                                               -------     -----     -----       ------    -----       ------
Service and other revenues                     $   176     $  49     $ 143       $ 491     $ 136       $ 382
Equipment sales                                     15         5        15          45        15          41
                                               -------     -----     -----       ------    -----       ------
Operating revenues                                 191        54       158         536       151         423
                                               -------     -----     -----       ------    -----       ------
Operating expenses before depreciation
    and amortization expenses                      132        49       127         373       173         360
Depreciation and amortization expenses              21         7        16          62        25          48
                                               -------     -----     -----       ------    -----       ------
Operating income (loss)                             38        (2)       15         101       (47)         15
Equity in net income (loss) of unconsolidated
    wireless systems                                55        --        (3)        114       (17)        (33)
Minority interests in net (income) loss of
    consolidated wireless systems                  (14)       --        (4)        (41)        1         (14)
Other (income) expense included in equity
    income and minority interests (a)               46        40        31         119       112          83
                                               -------     -----     -----       ------    -----       ------
International operating contribution
    to net income (b)                          $   125     $  38     $  39       $ 293     $  49       $  51
                                               =======     =====     =====       =====     =====       =====


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

(c) Adjusted to present results for the three and nine months ended September 30, 1996 as if (1) Telecel had been consolidated and the Company's ownership interest in Telecel had been 50.9% and (2) the Company's 1997 ownership interests in its unconsolidated wireless systems had been the ownership interests during the corresponding periods of 1996.

               AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis
              (Dollar amounts in millions, unless otherwise noted)

Actual consolidated international operating results presented in the preceding table for the three and nine months ended September 30, 1996 reflect the operations of Europolitan, the Company's cellular system in Sweden. On December 31, 1996, the Company consolidated Telecel, its cellular system in Portugal, subsequent to acquiring a 50.9% controlling interest and, accordingly, consolidated international operating results presented in the preceding table for the three and nine months ended September 30, 1997 reflect the operations of both Telecel and Europolitan. Operating results for other international markets are reflected in equity in net income (loss) of unconsolidated wireless systems during all periods presented. In addition, the Company increased its ownership interest in certain unconsolidated wireless systems. Since the actual results of operations for each period are not comparable, pro forma results for the three and nine months ended September 30, 1996 are included in the preceding table to reflect results as described in footnote (c) to the preceding table. The following narrative discussion compares actual results for the three and nine months ended September 30, 1997 to the pro forma results for the three and nine months ended September 30, 1996.

The increase in operating revenues resulted primarily from substantial subscriber growth at Telecel and Europolitan, partially offset by unfavorable changes in the related foreign exchange rates. Operating margins improved from 10% and 4% during the three and nine months ended September 30, 1996, respectively, to 20% and 19% during the three and nine months ended September 30, 1997, respectively, due primarily to substantial subscriber growth and rapidly declining cash costs per customer achieved as Telecel and Europolitan's operations continued to gain operating scale.

Improvements in equity in net income (loss) of unconsolidated wireless systems were due to improved operating results in the Company's wireless systems in Germany, Italy, Spain, and Japan. Improved results in these wireless systems resulted primarily from increasing economies of scale and continued subscriber growth, partially offset by overall declines in the average revenue per customer. In addition, the Company recognized a favorable adjustment during the second quarter of 1997 resulting from change in estimates based on the Company's assessment of various tax positions. Such improvements were partially offset by increased losses in the Company's wireless systems in South Korea and Poland, which were attributable to marketing and sales expenses associated with rapid subscriber growth and other costs to launch and expand service.

Proportionate International Operating Results
Proportionate information for the Company's international operations is presented as supplemental information only and is a pro rata consolidation of the Company's share of all international operating revenues and expenses, net of the interests of minority and equity partners. Since significant international operations are not consolidated, the Company believes proportionate information facilitates a more detailed understanding of the Company's operating results prepared and presented in accordance with GAAP.


==========================================================================================
International Operations Operating Results
==========================================================================================
(Proportionate-Basis)                            Three Months Ended      Nine Months Ended
                                                    September 30           September 30
                                                 -----------------------------------------
                                                   1997      1996         1997      1996
                                                 -------    -------     ------     ------
Service and other revenues (a)                   $   578    $   453     $1,555     $1,158
                                                 -------    -------     ------     ------
Operating expenses before
    depreciation and amortization expenses (b)       379        352      1,057        932
Depreciation and amortization expenses                74         63        205        177
                                                 -------    -------     ------     ------
Operating income                                 $   125    $    38     $  293     $   49
                                                 =======    =======     ======     ======
Operating cash flow (a)(c)                       $   199    $   101     $  498     $  226
Operating cash flow margin (d)                      34.4%      22.3%      32.0%      19.5%
                                                 =======    =======     ======     ======

(a) If amounts presented for 1996 were translated using 1997 foreign currency exchange rates, service and other revenues for the three and nine months ended September 30, 1996 would have been $385 and $984, respectively, and operating cash flow for the three and nine months ended September 30, 1996 would have been $84 and $183, respectively.

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

1997 CAPITAL EXPENDITURES, CAPITAL CALLS AND DEBT SERVICE
During the first nine months of 1997, the Company incurred capital expenditures of $459 for additions to property, plant, and equipment for its consolidated wireless networks and other capital expenditures, primarily to increase cellular and paging network capacity and to expand customer operations functions necessary to support customer growth. The Company invested an additional $260 in its unconsolidated wireless systems to fund the expansion and build-out of cellular and PCS networks and to increase its interest in certain systems. In addition to capital funding, the Company elected to retire $179 of long-term debt in the U.S. prior to its maturity. The Company also paid $40 in preferred dividends and $29 to reduce its net commercial paper and long-term debt positions.

FUNDING OF 1997 CAPITAL EXPENDITURES, CAPITAL CALLS AND DEBT SERVICE
Cash flows from operations of $947, combined with proceeds from the issuance of common stock and from other investing and financing activities, were sufficient to fund debt retirement, capital requirements, preferred dividend obligations, and net distributions to minority partners.

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

Consolidated Expenditures. The Company plans to incur significant capital expenditures in its consolidated U.S. markets to expand its existing analog and Code Division Multiple Access ("CDMA") digital wireless networks and to construct and deploy new digital wireless networks to meet current and future capacity requirements resulting from both subscriber growth and increased network usage by existing customers. The Company plans to have CDMA digital cellular service available in all of its managed U.S. cellular markets by mid-1998.

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

In addition, the Federal Communications Commission ("FCC") has recently adopted rules requiring carriers such as the Company to provide customers with number portability, the ability for customers to retain their telephone numbers if they choose to switch carriers. Providing this functionality will result in additional capital requirements and operating expenses in future years. The Company has not yet fully assessed the cost of complying with the FCC's number portability rules.

At September 30, 1997, the Company was committed to spend approximately $86 for the acquisition of property, plant, and equipment for its consolidated operations. In addition to these commitments, the Company plans to make additional capital expenditures of approximately $319 during 1997 to increase the capacity of its existing wireless networks and to continue deployment of CDMA digital technology. At September 30, 1997, the Company

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis
              (Dollar amounts in millions, unless otherwise noted)

had also committed to spend approximately $247 for the purchase of cellular handsets, pagers, and other items.

Unconsolidated Wireless Systems. As of September 30, 1997, the Company was committed to make capital contributions of approximately $24 to its unconsolidated wireless systems. In addition to these commitments, the Company plans to make additional capital contributions of approximately $188 during 1997 to certain of its U.S. and international unconsolidated wireless systems, including contributions to PrimeCo for the continuing build-out of its CDMA PCS networks.

A consortium of which the Company is a member was recently awarded a cellular license in Brazil. Pending the outcome of litigation challenging the award, the Company may be required to make capital contributions to the consortium during 1997. In addition, the Company continually evaluates opportunities to increase its ownership in its existing international wireless systems, which could also result in additional capital commitments.

Other Requirements. In October 1997, the Company's Board of Directors authorized the repurchase of up to $1 billion of AirTouch common and preferred stock. The Company plans to buy shares on the open market from time to time, based on market conditions.

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

In addition to its Facility and commercial paper program, the Company may obtain any required financing under its Registration Statement on Form S-3 (Reg. No. 33-62787), which registered $2 billion in various forms of debt and equity securities (the "Shelf"). As of September 30, 1997, there have been three debt issues pursuant to the Shelf which remain outstanding. On July 16, 1996, the Company issued long-term debt pursuant to the Shelf in the form of $250 in 7.125% Notes and $400 in 7.50% Notes, maturing in July 2001 and July 2006, respectively. Interest on the Notes is payable semi-annually on January 15 and July 15, commencing in 1997. In addition, on October 2, 1996, the Company issued additional long-term debt pursuant to the Shelf in the form of $250 in 7.00% Notes, maturing in October 2003. The Notes require semi-annual interest payments due on April 1 and October 1, commencing in 1997.

FUTURE CAPITAL FUNDING
The Company anticipates cash flows from operations to be its primary source of funding for capital needs of existing operations, debt service, and preferred dividends through the end of 1997. However, should additional funding be required due to award of the cellular license in Brazil, new investment opportunities, repurchase of AirTouch common or preferred stock, or other unanticipated events, the Company may raise the required funds through borrowings or public or private sales of debt or equity securities. Such funding may be obtained through borrowings under the Facility; through the Company's commercial paper program; from additional securities which may be issued from time to time under the Shelf; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing. The Company believes, in the event of such requirements, it will be able to access the capital markets on terms and in amounts adequate to meet its objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in quantities or on terms favorable to the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AIRTOUCH COMMUNICATIONS, INC.:

We have reviewed the accompanying Consolidated Balance Sheets of AirTouch Communications, Inc. and subsidiaries ("Company") as of September 30, 1997 and the related Consolidated Statements of Income and of Cash Flows for the three-month and nine-month periods ended September 30, 1997 and 1996. These Consolidated Financial Statements are the responsibility of the Company's management.

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

Our reviews were made for the purpose of expressing limited assurance on the Consolidated Financial Statements taken as a whole. The Selected Proportionate Financial Data ("Proportionate Financial Data") for the three-month and nine-month periods ended September 30, 1997 and 1996 appearing on page 10 is presented for additional analysis and is not a required part of the basic financial statements. As discussed in the Footnotes to the Proportionate Financial Data, the Proportionate Financial Data has been prepared by the Company to present financial information that, in the opinion of management, is not provided by financial statements prepared in conformity with generally accepted accounting principles. Such Proportionate Financial Data, prepared on the basis of presentation described in the Footnotes to the Proportionate Financial Data, has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements. Based on our reviews, we are not aware of any material modifications that should be made to such information in relation to the basic Consolidated Financial Statements taken as a whole.

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



/s/  PRICE WATERHOUSE LLP

San Francisco, California
November 6, 1997

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

Exhibit
Number        Description

15.1     Letter of Price Waterhouse LLP Re:  Unaudited Interim Financial
         Information

27       Financial Data Schedule

(b) Reports on Form 8-K:
        Date of Report:  July 28, 1997
           Item 5. Other Events

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AIRTOUCH COMMUNICATIONS, INC.

By: /s/ MOHAN S. GYANI
    ----------------------------------
    Mohan S. Gyani
    Executive Vice President and
    Chief Financial Officer


Date:  November 6, 1997