Form 10-K
period 1997-12-31
AIRTOUCH COMMUNICATIONS INC
filed 1998-03-23
CIK 904255

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                         COMMISSION FILE NUMBER 1-12342

                               ------------------

                         AIRTOUCH COMMUNICATIONS, INC.
A DELAWARE CORPORATION                        I.R.S. EMPLOYER NUMBER 94-3213132


                             ONE CALIFORNIA STREET
                            SAN FRANCISCO, CA 94111
                                 (415) 658-2000

                               ------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class                        Name of each exchange on which registered
     -------------------                        -----------------------------------------
COMMON STOCK, $.01 PAR VALUE, WITH                         NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                            PACIFIC EXCHANGE

 6.00% CLASS B MANDATORILY                                 NEW YORK STOCK EXCHANGE
 CONVERTIBLE PREFERRED STOCK,
        SERIES 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Based on the composite closing sales price on March 20, 1998, the aggregate market value of all voting stock held by nonaffiliates was approximately
$25.7 billion. At March 20, 1998, 512,231,022 of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated Parts of this Form 10-K:

      1997 Annual Report to Stockholders - Part II
      1998 Proxy Statement - Part III

                                TABLE OF CONTENTS
                                     PART I

ITEM 1           Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
ITEM 2           Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
ITEM 3           Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
ITEM 4           Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . .   15
                 Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . .   16

                                     PART II
ITEM 5           Market for Registrant's Common Equity and Related Stockholder Matters. . . .   18
ITEM 6           Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . .   18
ITEM 7           Management's Discussion and Analysis of Financial Condition
                   and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .   18
ITEM 7A          Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . .   18
ITEM 8           Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . .   18
ITEM 9           Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . .   19

                                    PART III
ITEM 10          Directors and Executive Officers of the Registrant . . . . . . . . . . . . .   20
ITEM 11          Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .   20
ITEM 12          Security Ownership of Certain Beneficial Owners and Management . . . . . . .   20
ITEM 13          Certain Relationships and Related Transactions . . . . . . . . . . . . . . .   20

                                     PART IV

ITEM 14          Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . .   21

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

This Form 10-K includes trademarks or service marks of the Company and of other companies that are the property of their respective owners.

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

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

AirTouch Communications, Inc. is one of the world's leading wireless telecommunications companies, with significant wireless interests in the United States, Europe and Asia. The Company's worldwide cellular and personal communications service ("PCS") interests represented 180 million POPs and 10.7 million proportionate customers at December 31, 1997. In the United States, the Company had approximately 58 million proportionate cellular and PCS POPs and 4.4 million proportionate customers as of the end of 1997. The Company controls or shares control over cellular systems in ten of the 30 largest cellular markets, including Los Angeles, San Francisco, San Diego, Detroit, Atlanta, Cleveland, San Jose, Sacramento, Cincinnati and Kansas City, and through PrimeCo Personal Communications, L.P. ("PrimeCo"), shares control over 11 PCS markets in over 20 major cities. Internationally, as of December 31, 1997, the Company had over 122 million cellular POPs and 3.1 million proportionate customers, and held significant ownership interests, with board representation and significant operating influence, in cellular systems operating in Belgium, Germany, India (Madras and Madhya Pradesh), Italy, Japan, Poland, Portugal, Romania, South Korea, Spain and Sweden. Based on industry surveys, the Company is also among the largest providers of paging services in the United States, with approximately 3.1 million units in service at December 31, 1997.

The Company's objective is to be the premier provider of wireless telecommunications services worldwide while creating world class employee satisfaction and outstanding return to stockholders. To achieve its objective, the Company uses the scale and scope of its wireless operations to increase marketing effectiveness and achieve operating cost savings and efficiencies; pursues wireless licenses in new countries; selectively increases its ownership interests in existing wireless markets; and pursues other value-creating opportunities around the world. The Company believes that a shared set of strong values, across all employees, is essential to the implementation of the Company's strategy and to its success as an enterprise. Those values include: the sharing of best practices, operating ethically and with integrity, and relentlessly pursuing continuous improvement. The Company's current employee goals are to deliver world class performance by: ranking first in customer loyalty in every market, ranking in the top 10% of companies in employee satisfaction, and achieving a "stretch" goal of an average annual growth in proportionate operating cash flow of 25% or exceeding a $65 stock price by end of year 2000. No assurance can be given that the Company will meet its employee goals.

The Company believes that its focus on wireless offers the best opportunity for value creation, however, in light of the continuing evolution of telecommunications technology and customer requirements, the Company continuously evaluates the possibility of expanding its operations into lines of business beyond its historical base of high mobility wireless services where such expansion would enhance or complement existing wireless services.

INVESTMENT CONSIDERATIONS

Competition. The sale of wireless services has become increasingly competitive. In the U.S., the Company faces up to eight wireless competitors in each of its cellular markets due to the introduction of PCS on frequencies auctioned by the FCC in 1995 and 1996 and enhanced specialized mobile radio ("ESMR") services on existing ESMR frequencies. PCS, which is an entirely digital service, is highly competitive with the Company's cellular service.
PCS providers first introduced their service in some of the Company's U.S. markets in late 1996, and in the remainder of the Company's markets during 1997. In its PCS markets, the Company also faces competition from incumbent cellular service providers. The Company currently offers digital cellular service in all of its managed markets in the U.S. One ESMR operator is currently offering digital ESMR service in all of the Company's U.S. managed markets and is deploying a national ESMR system. The Telecommunications Act of 1996 removed certain restrictions on the ability of the Company's competitors to offer as a single package a variety of services, such as wireless voice and data, paging, long-distance, local landline and cable services, some of which the Company does not currently provide. The Company also faces intense competition in each of its paging markets.

As the Company expands, an increasing number of customers for cellular service in the U.S. come from the consumer segment. Increased penetration of this segment has led to declining average revenue per customer, as consumers tend to make calls during lower-rate, off-peak calling periods. More recently, increased pricing pressures in the form of rate reductions and discounts offered to new and existing customers as a result of increased competition in the Company's U.S. markets have further contributed to lower revenue per customer. The Company will continue to face price declines from competitors in the U.S. in the near term which, along with declining rates of growth in customers, could adversely affect revenues.

There is also significant competition in the Company's international markets. Germany and Sweden currently have four licensees per market, and a third mobile license is being introduced in each of Belgium, Poland, and Portugal in 1998. Additional licenses are also expected to be awarded in Italy, Spain, and Romania pursuant to governmental policy. South Korea has licensed a total of five mobile operators and Japan a total of seven operators per market.

Technology. The operations of the Company and its ventures depend in part upon the successful deployment of continuously evolving wireless communications technologies. The Company uses technologies from a number of vendors and makes significant capital expenditures in connection with the deployment of such technologies. There can be no assurance that such technologies will be developed according to anticipated schedules, that they will perform according to expectations or that they will achieve commercial acceptance. The Company may be required to make additional capital expenditures if vendors' performance fails to meet Company requirements, if a technology's performance falls short of expectations or if commercial acceptance is not achieved, which could also result in a reduction in net income due to recognition of impairment of any equipment or assets.

License Renewal. The Company's international and U.S. wireless licenses are granted for specific periods of time. The most significant U.S. cellular and paging licenses are granted for a period of ten years. The Company believes that each of its expiring U.S. licenses will be renewed based upon its prior experience with expired licenses and upon FCC rules establishing a presumption in favor of licensees that have substantially complied with their regulatory obligations during the license period. The terms of the licenses granted to the Company's international ventures and conditions for license renewal vary from country to country. In some countries, there is no specified mechanism for license renewal, and accordingly it is not certain what criteria will be used by the governments of those countries to determine whether the licenses should be renewed. There can be no assurance that any U.S. or international license will be renewed.

Future Funding Requirements. The Company's existing capital obligations, as well as any additional obligations arising from the Company's pursuit of acquisitions and other new opportunities, may require the Company to seek additional sources of financing in the next few years. The Company may seek such financing in the form of equity or debt. The Company's senior unsecured long-term debt has been assigned a rating of BBB+ by Standard & Poor's Ratings Group and a rating of Baa2 by Moody's Investors Service, Inc. and its commercial paper has been assigned a rating of A-2 by Standard & Poor's and P-2 by Moody's, based in part upon each agency's respective analysis of the expected future financial performance of the Company. These ratings may be revised or withdrawn by the rating agency at any time, and there can be no assurance that the Company will be able to maintain such ratings.

Losses from Startup Operations. In the past few years, the Company's consortia were awarded digital cellular licenses in Madhya Pradesh, India and Romania, and most recently named the winner of a license in Egypt, and the Company is continuing to pursue selected opportunities in international markets. In March 1995, PrimeCo was awarded eleven 30 MHz licenses in the FCC's broadband PCS auctions for a license cost of approximately $1.1 billion. The Company's indirect interest in PrimeCo is currently 25%, but will increase to 50% upon the closing of the U S WEST Transaction. As a Globalstar service provider, the Company is responsible for constructing gateways in the U.S. and through consortia in certain foreign countries. As a result of costs associated with the foregoing system deployments, the Company's startup investments will incur losses which could, at least in the near term, have a dilutive effect on the Company's earnings. See "United States Cellular Operations-Joint Ventures-U S WEST Transaction; PrimeCo Personal Communications."

Dilution from U S WEST Transaction. On January 29, 1998, the Company and U S WEST announced a definitive agreement to merge the U.S. cellular and PCS interests of U S WEST Media Group (hereinafter "US WEST") into AirTouch. See "United States Cellular Operations-Joint Ventures-U S WEST Transaction" for a description of that transaction. The Company will experience earnings per share dilution from the acquisition, primarily due to the amortization of acquisition intangibles, incremental interest expense, preferred dividends and common shares issued, which is expected to peak at approximately $0.40 per share in the first full year following the transaction and to decline thereafter.

Antitrust Proceedings. The Company believes that its cellular and paging pricing and marketing practices were and are in compliance with antitrust laws. However, the Company was and is a defendant in certain class action complaints and complaints filed by individual agents with respect to its Los Angeles, San Francisco and San Diego cellular operations which allege that the Company conspired to fix retail and wholesale cellular prices. The Company has reached settlements in each of the class action proceedings which in the aggregate will not have a material adverse effect on the Company's financial condition or results of operations. No assurance can be given however, that any disposition of the remaining proceedings, if adverse to the Company, might not have a material adverse effect on the Company's results of operations in the year of such disposition.

Implications of Licensee Ownership Structure. The Company holds most of its U.S. cellular properties and PCS properties through partnership interests, a number of which are controlling interests. In addition, other than Europolitan in Sweden and Telecel in Portugal, the Company's interests in international wireless licenses are held through foreign entities in which the Company is a significant, but not controlling, owner. Under the governing documents for certain of these partnerships and corporations, certain key matters such as the approval of business plans and decisions as to the timing and amount of cash distributions require the consent of the Company's partners or may be approved without the consent of the Company. Although the Company has not been materially constrained by the nature of its wireless ownership interests from pursuing its corporate objectives, no assurance can be given that it will not experience difficulty in this regard in the future. The Company may enter into similar arrangements as it participates in consortia formed to pursue additional opportunities.

Exchange Rate Fluctuations. Foreign currency exchange rates may be material to the Company's results of operations. The Company evaluates the risk of significant exchange rate volatility and its ability to hedge against such volatility as part of its decision whether to pursue an international opportunity. A significant weakening against the dollar of the currency of a country where the Company generates revenues or earnings may adversely affect the Company's results, while any weakening of the dollar against such currency could have an adverse effect if the Company is obligated to make significant foreign currency denominated capital investments in such country. The Company attempts to mitigate the effect of foreign currency fluctuations through the use of foreign currency contracts and foreign currency denominated credit arrangements. There can be no assurance that the Company will be successful in its foreign currency hedging efforts.

Fraud. The cellular industry continues to be subject to fraudulent activity. The Company is working to reduce the negative impacts of fraud in its U.S. markets, through the deployment of new technologies and other measures including Fraud Detection Profiler, RF Fingerprinting, Authentication, Roamer Verification and precision roaming. The cost of fraud, including the development and deployment of anti-fraud technologies, will have an impact on the Company's operating results for the foreseeable future.

The Year 2000 Issue. Many of the Company's computerized systems are affected by the year 2000 issue which refers to the inability of certain computer systems to correctly process dates after December 31, 1999. The Company also has numerous computerized interfaces with third parties and is vulnerable to failure of third parties to adequately address their year 2000 issues. System failures resulting from this issue could cause significant disruption to the Company's operations, including the ability to provide certain wireless services and correctly bill customers resulting in the potential for revenue loss and increased costs. The Company is evaluating alternative solutions with respect to its major systems affected by this issue. The Company currently expects all of its major systems to be corrected by early 1999. Total costs could be material to the Company's results of operations or financial position in future periods. The Company has identified significant third party computerized interfaces and will work with such parties to take any corrective action during 1998 and 1999. The Company believes that liability for failures of wireless handsets and pagers as a result of the year 2000 issue lies largely with the manufacturers. The Company could, however, experience a loss of service revenues and other costs in the event of such product failures, which it would likely seek to recover from the manufacturers. There can be no assurance that the Company will meet its objectives with regard to its own or third parties' systems.

UNITED STATES CELLULAR OPERATIONS

The Company is one of the largest providers of cellular services in the U.S., with interests in some of the most attractive cellular markets based upon total population and demographic characteristics. The Company's U.S. cellular interests represented 43 million POPs and 4.3 million proportionate customers at December 31, 1997. The Company has or shares operational control over cellular systems in Los Angeles, San Francisco, San Diego, Atlanta, Detroit, Cleveland, San Jose, Sacramento, Cincinnati and Kansas City. These cities represent ten of the 30 largest cellular markets in the U.S. The Company has management control over the systems operating in Los Angeles, San Diego, the Sacramento Valley, Atlanta and the Great Lakes market (Detroit, Cleveland, Cincinnati, Columbus and other markets in Michigan and Ohio).

The following table sets forth the Company's U.S. cellular POPs by geographic area at December 31, 1997.




                GEOGRAPHIC                               POPS(2)
                REGION(1)                             (IN MILLIONS)
                ------                                 -----------
   Michigan and Ohio                                     16.4
   Southern California                                   16.0
   Georgia                                                3.7
   San Francisco Bay Area                                 3.2
   Sacramento Valley                                      1.9
   Kansas/Missouri                                        1.5
   Other United States interests                           .1
                                                         ----
   United States cellular total                          42.8
                                                         ====

(1)      Does not indicate coverage of entire geographic area.

(2) Based on Paul Kagan Associates Inc. "1996 Cellular/PCS POPs Book" population estimate.

MARKETING

The Company aggressively markets its cellular services in its managed markets under the AirTouch Cellular name. Marketing is conducted through its own sales force and arrangements with independent agents, as well as through newspaper, television, radio advertising and via toll-free telephone numbers. In certain markets, the Company's cellular service is sold through resellers who, pursuant to FCC requirements, are allowed to purchase blocks of cellular telephone numbers and to access cellular services at wholesale rates for resale to the public. Agents are independent contractors who solicit customers for the Company's cellular service and typically include specialized cellular stores, automobile dealers, specialized electronics stores and department stores. The Company generally pays its agents a commission for each customer who uses the Company's service for a specified period and makes residual or account management payments to the agent based on the customer's ongoing service charges. The Company has been taking steps to align sales costs with revenues by emphasizing residual or account management payments to agents over upfront commissions and using Company-controlled distribution channels such as direct sales and toll-free telephone numbers. The Company has increasingly targeted the consumer market with special promotions and pricing plans and by expanding into consumer electronics stores and other mass-market distribution channels.

In May 1996, U S WEST's cellular business assumed the AirTouch Cellular brand name throughout most of its 12-state service area. U S WEST cellular properties cover 20 million people including the major cellular markets of Seattle, Portland, Denver, Phoenix, Minneapolis/St. Paul and Salt Lake City. The AirTouch Cellular brand now covers most states west of the Mississippi. See "--Joint Ventures; U S WEST Transaction."

The Company's systems in the San Francisco Bay Area, Kansas and Missouri market cellular service under the CellularOne(R) brand name.

SERVICES

The Company maintains a customer service department in each of its managed cellular markets for billing and service inquiries. In most markets the Company offers custom calling services such as voice mail, call forwarding, call waiting, three way calling, no-answer and busy transfer. The Company also offers a variety of other enhanced features, including display messaging, which allows a cellular phone to receive and store voice mail messages, short alphanumeric messages and pages even if the handset is in use or switched off, and enhanced directory assistance, which enables callers to be connected to the party whose number was requested without hanging up and redialing. In many markets, the Company has introduced a service called AirTouch Prepaid Cellular(TM), which features a pre-paid cellular calling card, no monthly service charge, no contract commitment, and no billings. The Company provides digital service under the name Powerband(SM) in all of its managed markets. Powerband(SM) is digital cellular service based on the Code Division Multiple Access ("CDMA") technology and offers customers a variety of enhanced features.

The Company charges its customers for service activation, monthly access, per-minute airtime and custom calling features, and generally offers a variety of pricing options, most of which combine a fixed monthly access fee and per-minute charges. The Company pays the local telephone service company directly for interconnection of cellular networks with the wireline telephone network. In 1996 and early 1997, the Company executed new interconnection agreements with the major local carriers in its managed markets that have resulted in significant savings on interconnect costs. Customers are billed directly by their selected long-distance carrier or by the Company, which provides the billing service for a fee to the long-distance carrier. The Company offers long-distance service to its cellular customers in its managed markets as a reseller.

TECHNOLOGY

The Company offers both analog and digital cellular service in all of its managed markets. The Company believes that digital cellular technology offers many advantages over analog technology, including substantially increased capacity, greater call privacy, enhanced services, lower operating costs, reduced susceptibility to fraud and the opportunity to provide improved data transmissions. However, the Company expects that analog and digital technologies will continue to coexist for the foreseeable future due to continued demand for analog service and the fact that analog networks provide the only common roaming platform currently available throughout the U.S. Further, digital handsets currently cost more than analog handsets. Some manufacturers currently offer dual-mode cellular telephones capable of sending and receiving both analog and certain digital transmissions, thereby facilitating roaming by digital users. However, no manufacturers currently offer dual-mode cellular telephones capable of receiving transmissions from multiple digital technologies.

The Company has selected CDMA as its digital technology in the U.S. The Company was an early proponent of CDMA research and worked with QUALCOMM and others to develop this technology. CDMA commercial service is currently available in all of the Company's managed markets. PrimeCo has deployed CDMA technology, and the Company's PrimeCo partners, Bell Atlantic and U S WEST, have also chosen CDMA as their digital cellular standard.

CMT Partners, the Company's equally controlled partnership with AT&T, introduced digital cellular service based on Time Division Multiple Access ("TDMA") technology in the San Francisco Bay Area in October 1993.

COMPETITION

The cellular services industry in the U.S. is highly competitive. Cellular systems compete principally on the basis of network quality, customer service, price and coverage area. The Company believes that its technological expertise, emphasis on quality and customer service, large coverage areas, and development of new products and services make it a strong competitor. For further discussion of competition, see "Business-Investment Considerations-Competition."

JOINT VENTURES

CMT PARTNERS. In September 1993, the Company and AT&T Wireless (at the time, McCaw) formed CMT Partners, an equally controlled partnership that holds interests in cellular systems operating in San Francisco, San Jose, Dallas/Ft. Worth, Kansas City and certain adjacent suburban areas. In a related transaction, the Company purchased McCaw's Wichita and Topeka systems. CMT Partners is governed by a four-person committee consisting of two members from each company. CMT Partners has a fifteen year term, ending in 2008, which may be extended by either partner or shortened under certain circumstances. Upon dissolution of CMT Partners its assets will be sold unless either the Company or AT&T Wireless elects to have the assets distributed in kind to the partners.

U S WEST TRANSACTION.   On January 29, 1998, the Company entered into an
agreement to acquire the U.S. cellular business and 25% PrimeCo interest (the "Acquired Businesses") of U S WEST Media Group ("Media"), representing approximately 2.4 million cellular customers in 12 states and approximately 92,000 PrimeCo customers, as of December 31, 1997. The acquisition is structured as a tax-free merger in which the subsidiaries of Media owning the Acquired Businesses will merge into the Company, which will be the surviving corporation. In the merger, the Company will issue shares of common stock having a value (the "Common Value") of between $2.685 billion and $2.735 billion (depending on the volume weighted average common stock trading price over the thirty trading days ending on the fifth trading day prior to closing (the "Determination Price")) and shares of Class D Cumulative Preferred Stock and Class E Cumulative Preferred Stock having an aggregate value of approximately $1.6 billion and will assume approximately $1.4 billion of debt associated with the Acquired Businesses. The number of shares of common stock to be issued will be determined by dividing the Common Value by the Determination Price, subject to a minimum price of $40 and a maximum price of $45. Accordingly, the Company will issue between approximately 60.8 million and 67.1 million shares of common stock. In the event that any of Media's cellular interests are not transferred to the Company, the amount of stock to be issued and the amount of debt to be assumed will be reduced appropriately. The Company's earnings per share dilution from the acquisition, primarily due to the amortization of acquisition intangibles, incremental interest expense, preferred dividends and common shares issued, is expected to peak at approximately $0.40 per share in the first full year following the transaction and to decline thereafter. The Company plans to pursue cost savings to mitigate this dilution, however, there can be no assurance that such plans will successfully mitigate any dilution. Closing of the acquisition, which is subject to Hart-Scott-Rodino clearance and certain other approvals, is expected by mid-1998. If consummated, the transaction will replace the parties' multi-phased joint venture announced in 1994. If the transaction is not consummated, the parties will revert to the prior joint venture transaction described in "Business--United States Cellular Operations--Joint Ventures--U S WEST Transaction" of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

PRIMECO PERSONAL COMMUNICATIONS. In October 1994, the PCS partnership between the Company and U S WEST, formed in July 1994 as part of the original joint venture transaction (the "PCS Partnership"), joined with Bell Atlantic, (and Nynex, which has since merged with Bell Atlantic) to form a partnership to jointly pursue PCS opportunities, called PrimeCo Personal Communications, L.P. PrimeCo is owned equally by the PCS Partnership and Bell Atlantic and is governed by a board composed of three members from each of the PCS Partnership and Bell Atlantic. In March 1995, PrimeCo was awarded eleven 30 MHz PCS licenses now covering approximately 61 million POPs in the Chicago, Dallas, Tampa, Houston, Miami, New Orleans, Milwaukee, Richmond, San Antonio, Jacksonville and Honolulu markets with bids of approximately $1.1 billion. The acquired markets complement the existing U.S. cellular franchises of the partners. PrimeCo began providing service in November 1996 and as of December 31, 1997, PrimeCo had over 380,000 customers and provided service in more than 20 major cities. The Company expects to continue to make significant capital contributions to PrimeCo and to experience substantial operating losses associated with the start-up phase of the PCS business, which is expected to last several years. Currently, the Company has a 25% indirect interest in PrimeCo, through the PCS Partnership with U S WEST. The Company's interest in PrimeCo, and accordingly its share of capital contributions and losses, will increase to 50% upon the consummation of the U S WEST Transaction. See
"-- U.S. West Transaction."

Either the PCS Partnership or Bell Atlantic may cause PrimeCo to be dissolved on October 20, 2001, and any PCS properties owned by it are to be allocated between them according to agreed upon criteria. In addition, Bell Atlantic is subject to certain standstill restrictions with respect to the Company through October 20, 2001, unless such restrictions are earlier terminated or suspended.

TOMCOM. Concurrent with the formation of PrimeCo, AirTouch, U S WEST and Bell Atlantic (and Nynex) formed another partnership called TOMCOM, L.P. TOMCOM was formed to develop technical and service standards for the partners' wireless properties, pursue national marketing strategies, develop information technology, create a national distribution strategy and implement joint purchasing arrangements. TOMCOM is governed by a board composed of two members from AirTouch, one from U S WEST, and three members from Bell Atlantic.

Unlike the Company's transaction with U S WEST, the TOMCOM agreement with Bell Atlantic does not provide for a merger of cellular properties.

INTERNATIONAL CELLULAR OPERATIONS

The Company's international cellular interests represented 122 million POPs and
3.1 million proportionate customers at December 31, 1997.


                  OVERVIEW OF INTERNATIONAL CELLULAR VENTURES
          (ALL INFORMATION AS OF 12/31/97 UNLESS OTHERWISE INDICATED)

                                                                                                                  TOTAL
                                                                                                                LICENSEES
                                             MARKET            SERVICE                                             OR
                                           POPULATION        INITIATION    TOTAL VENTURE        AIRTOUCH        OPERATORS
 COUNTRY/VENTURE                        (IN MILLIONS)(1)        DATE         CUSTOMERS          INTEREST(2)     IN MARKET
 Belgium/Belgacom Mobile                     10.1               1/94(3)      690,000              25.0%            2

 Germany/Mannesmann Mobilfunk                81.9               6/92       3,542,000              34.8%            4
    GMBH

 India
    Madhya Pradesh/CCIL                      72.7               2/97           5,000              49.0%            2
    Madras/RPG Cellcom Limited                6.7               9/95          19,000              20.0%            2

 Italy/Omnitel-Pronto Italia S.p.A.          57.3              10/95       2,460,000              15.5%(4)         2

 Japan
    Tokyo Digital Phone Company Ltd.         42.2               4/94              *               15.0%            7
    Kansai Digital Phone Company Ltd.        20.6               5/94              *               13.0%            7
    Central Japan Digital Phone              14.4               7/94              *               13.0%            7
                                                                           ---------
      Company Ltd.                                                         2,265,000
    Digital TU-KA(5)                         46.3            1/96-2/97     1,596,000               4.5%            7

 Poland/Polkomtel S.A.                       38.5              10/96         300,000              19.3%            3

 Portugal/Telecel S.A.                        9.9              10/92         745,000              50.9%            3

 Romania/MobiFon S.A.                        23.2               4/97        >110,000                10%(6)         3

 Sweden/Europolitan Holdings AB               8.8               9/92(3)      424,000              51.1%            4

 South Korea/Shinsegi Telecomm Ltd.          45.6               4/96       1,124,000              10.7%            5

 Spain/Airtel Movil S.A.                     39.2               10/95      1,150,000              21.7%            2


*       Not disclosed

(1) Based on Paul Kagan Associates Inc. "1996 Cellular/PCS POPs Book" population estimates.

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

OWNERSHIP RIGHTS AND OBLIGATIONS

The structure of the Company's international cellular interests typically reflects government preferences or requirements that local owners hold at least a majority interest in their telecommunications licenses. In structuring its international investments, the Company attempts to obtain operating influence through board representation, the right to appoint certain key members of management and consent rights with respect to significant matters, including amounts of capital contributions, incurrence of recourse debt and fundamental corporate transactions. In addition, the Company tries to assure its ability to maintain a position of influence in the company by obtaining rights of first refusal on future sales by other partners and issuances of equity by the venture. The particular governance rights of the Company vary from venture to venture, and are often dependent upon the size of the Company's investment relative to other investors. The Company currently has the majority interest in its Portuguese and Swedish ventures, the largest ownership interest in its Spanish venture, the second largest ownership interest in three of its Japanese ventures and the third largest ownership interest in its Korean and Italian ventures. In Germany, the Company is the only shareholder in addition to the majority shareholder, Mannesmann A.G., and in Belgium, the Company is the sole partner in a joint venture with a telecommunications company a majority of which is state owned.

COMPETITION

While competition varies from market to market, in general competition is increasing in every international market in which the Company's ventures operate. See "Business-Investment Considerations-Competition."

TECHNOLOGY

LEAD TECHNOLOGICAL PARTNER. The Company usually plays the lead role in the design, construction, operation and maintenance of the cellular networks for the ventures in which it has ownership interests. For example, the Company has taken the technical lead in the development of the digital systems in Belgium, Germany, India (Madras and Madhya Pradesh), Italy, Poland, Portugal, Romania, South Korea and Spain, and was integrally involved in the design and construction of three of the systems in Japan. In most of those markets, the Company has appointed the chief technical officer, who is responsible for network construction and technical operations.

GSM. The Company's cellular systems in Europe and India conform to the GSM digital cellular standard. Developed by a standards body within the European Telecommunications Standards Institute with substantial input from the Company's engineers, the GSM standard is a wide-band TDMA standard substantially different from U.S. TDMA technology and has been adopted in more than 110 countries worldwide, including all those in the EU and others such as Australia, New Zealand, Singapore, Hong Kong and South Africa. The Company's German venture, Mannesmann Mobilfunk GmbH, was the first GSM system to offer commercial service. One of the Company's employees currently holds the position of Chairman of the GSM MOU Association, an organization with 256 members representing 227 GSM networks that oversees GSM technical standards and promotes the use and evolution of GSM throughout the world.

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

The Company measures each international investment against criteria such as demographic factors, the degree of economic, political and regulatory stability, the quality of local partners and the degree to which the Company would control or meaningfully participate in management. Until recently, the Company's primary focus in pursuing licenses had been Europe and Asia; however, the Company has increasingly been considering opportunities in other parts of the world. The Company is currently pursuing a license in Switzerland, and expects to pursue other opportunities in the future. The pursuit of new international wireless telecommunications opportunities is expected to remain highly competitive and may introduce a greater degree of political and currency risk as new opportunities are concentrated in developing economies. The trend toward awarding new licenses on the basis of an auction rather than on merit-based selection criteria may limit the Company's ability to win new licenses, particularly if competing bidders place a higher value on the license or have less stringent return requirements than the Company.

PAGING

The Company offers local, regional, statewide, and nationwide paging services under the AirTouch Paging brand name in over 170 markets in 32 states and the District of Columbia. As of December 31, 1997, the Company had 3.1 million paging units in service. Based upon industry surveys, the Company is among the largest providers of paging services in the U.S. The Company's growth strategy is to provide new services, including narrowband PCS, to provide superior customer service, to refine its distribution channels, and to expand into new geographic markets through start-ups or acquisitions.

SERVICES AND MARKETING

The Company currently offers numeric display, alphanumeric, tone-only, tone and voice paging and advanced narrowband PCS services, such as acknowledgment and two-way paging. The Company offers, under the name AirTouch America(R), nationwide one-way coverage on its own nationwide frequencies and as a reseller of other carrier's nationwide services. The Company offers several enhanced services, including voice mail, Internet paging origination, and news information services such as ESPN.To.Go. In 1997, the Company also started to sell cellular phones and services through its paging companies as an agent for its cellular markets.

The Company's paging revenues consist primarily of monthly charges for paging service, enhanced services and equipment rental. The Company utilizes a decentralized marketing strategy that is tailored to each market to promote and sell its equipment and services. In all of its markets, to sell its paging services the Company primarily relies on its direct and retail sales channels and is deemphasizing its reseller sales channel.

In 1994, the Company acquired one nationwide 50/12.5 KHz narrowband PCS license and three regional 50/12.5 KHz licenses covering the Northeast, Central and Western regions of the U.S. Narrowband PCS may include acknowledgment and two-way paging, data messaging, wireless electronic mail delivery, wireless facsimile messages and voice paging. The Company is currently evaluating different technology platforms from different suppliers to provide the infrastructure and customer equipment for its narrowband PCS services. The Company expects to conduct trials of its own narrowband PCS systems in certain markets in 1998. The Company is already reselling certain narrowband PCS services, such as acknowledgment and two-way paging, offered by another narrowband PCS licensee to meet customer needs and to test market acceptance of the services. Under its narrowband PCS licenses the Company is required to construct systems serving 37.5% of the population of the license area within 5 years of the initial license grant date and 75% of the population of the license area within 10 years.

COMPETITION

The Company's paging operations face intense competition from other paging carriers and other wireless services, such as broadband PCS and digital cellular. Paging companies compete primarily on the basis of customer service, geographic coverage, system reliability, and price. Long distance carriers, broadband PCS, and cellular carriers have also entered the market either as resellers or as carriers providing bundled two-way wireless voice services and messaging on their own networks. The Company believes that its extensive experience in the paging business and emphasis on customer service and cost control make it an effective paging competitor. Price competition is expected to intensify as the growth of the industry slows, but the Company in 1997 was able to selectively raise prices in certain markets.

INTERNATIONAL

Through Telecel, the Company owns a 50.9% interest in Telechamada-Servicio de Chamada de Pessoas, S.A., a Portuguese paging company. The Company also holds a 17.5% indirect interest in Sistelcom-Telemensaje, S.A., a Spanish paging company. The Company also owns a 48.5% interest in Northstar Paging Holdings Ltd. which holds, through its wholly owned subsidiary Northstar Paging Ltd., two nationwide one-way paging channels in Canada on the same frequencies as the Company holds in the U.S. The Company also owns a wholly owned subsidiary in Canada, AirTouch Paging Canada Ltd., which resells the paging services of Northstar Paging Ltd.

OTHER SERVICES

As the Company continuously evaluates opportunities that would enhance or complement existing wireless services, some areas of possible expansion could include: wireless local loop (the construction and operation of dedicated wireless networks designed to compete directly with or substitute for wireline networks); international long-distance service for the Company's wireless subscribers; and international wireline long-distance services that complement the Company's wireless properties. Any decision by the Company to enter any of these lines of business will depend on the Company's evaluation of its ability to create value by employing the assets or expertise of its wireless operations, including networks and customer bases, as well as the standalone attractiveness of the opportunity.

ARCOR. In March 1997, the Company, through a consortim, acquired a 2.25% indirect interest in Mannesmann Arcor K.G. ("Arcor"), Germany's second largest wireline telecommunications company. The consortium is led by Mannesmann A.G. (the "Consortium") and has a 49.8% interest in Arcor. Deutsche Bahn, Germany's railway company, holds the other 50.2% of Arcor. The Company has an option to increase its 4.5% interest in the Consortium to 9% by 2000 and the Consortium has an option to increase its interest in Arcor to 74.9% by 1999. The company and Mannesmann A.G. currently jointly own Mannesmann Mobilfunk GmbH ("MMO"), Germany's leading cellular operator. MMO plans to resell Arcor long distance service beginning in 1998, and Arcor has plans to resell MMO's cellular service.

GLOBALSTAR. The Company holds a 5.7% interest in Globalstar, L.P. ("Globalstar"), a limited partnership led by Loral Space & Communications Corporation Ltd. ("Loral") and QUALCOMM that will construct and operate a 48 satellite LEO constellation utilizing CDMA technology to offer wireless communications services in virtually every populated area of the world where Globalstar service is authorized by the local telecommunication regulatory authorities. The first four satellites were successfully launched into space in February 1998. Initial service is expected to begin with 44 satellites in the first quarter of 1999 with the full constellation of 48 satellites and full commercial service expected to be available in the latter part of the year. As one of Globalstar's founding service providers, the Company received exclusive service provider rights and responsibility to seek licenses, operate gateways, and distribute services in the U.S., the Caribbean and eastern Asia (Indonesia, Japan, Malaysia). In addition, the Company has entered into agreements with Loral to provide Globalstar service in Canada and Mexico. Joint ventures with local partners have been established in both Mexico (Telefonica Autrey, S.A. de C.V.) and Canada (Canadian Satellite Communications, Inc.) to assist in the development of the Globalstar service in these countries.

INTERNATIONAL LONG DISTANCE. The Company presently holds a 10% interest in International Digital Communications, Inc. ("IDC"). IDC provides long-distance telephone service between Japan and 178 other countries, including the United States, to business and residential customers. IDC also offers private leased circuit services between Japan and 57 other countries. In 1991, IDC began offering service over a 5,200 mile undersea fiber optic cable, the first such cable to connect Japan directly with the U.S. mainland.


EMPLOYEES

At December 31, 1997, the Company and its wholly owned subsidiaries had approximately 8,800 employees. None of the Company's employees are represented by a labor organization, although employees of certain international subsidiaries and joint ventures are represented by labor or trade organizations. Management considers its relations with the Company's employees to be good.

REGULATION

UNITED STATES

General. The Company's U.S. cellular, paging and PCS licenses are issued and regulated by the FCC. In addition, the Company's U.S. wireless operations are subject to public utility regulation in the states in which service is provided and to local regulations. States are preempted from regulating cellular and paging rates and market entry but may regulate certain other terms and conditions of service. The Company does not anticipate that state regulation will interfere with efficient operation of its wireless businesses. The location and construction of wireless service facilities are also often subject to state or local zoning, land use and other local regulation and fees.

Telecommunications Act of 1996 and FCC Implementation. This Act, which fundamentally changed the rules and regulations under which all U.S. providers of telecommunications services operate, did not impose rate regulation on wireless operators. Among other things, the Act modified certain requirements for interconnection between local telephone companies and commercial mobile radio service carriers and established requirements for wireline number portability. The Company executed new cellular interconnection agreements with the major local carriers in its managed markets that resulted in substantial savings on the Company's interconnect costs in 1997. The FCC extended number portability requirements to wireless carriers following the passage of the Act. Number portability is the ability for customers to retain telephone numbers if they change landline or wireless carriers. FCC rules require carriers, such as the Company, to provide certain number portability services by December 31, 1998, and complete local number portability services by June 30, 1999. The Company and certain wireless industry groups have petitioned the FCC for delay in the June 30, 1999, implementation date.

Paging Market Area Licensing. In February 1997, the FCC issued an order significantly altering the manner in which paging licenses will be offered in future, from the "site" or transmitter by transmitter licenses previously awarded, to "market area" licenses which will be auctioned beginning in late 1998. Previously awarded "site" licenses are not affected.

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

ITEM 2.  PROPERTIES.

For each market served by the Company's cellular operations, the Company or its venture maintains at least one sales or administrative office and many transmitter and antenna sites. Some of the facilities are leased and some are owned. The Company also maintains both owned and leased sales and administrative facilities for its paging services. The Company believes that its facilities are suitable for its current business and that additional facilities are expected to be available to satisfy its foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is party to various legal proceedings in the ordinary course of business. Although the ultimate resolution of these various other proceedings cannot be ascertained, management does not expect that they will have a material adverse effect on the results of operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information concerning the persons who serve as executive officers of the Company. The executive officers serve at the pleasure of the Board of Directors and are subject to removal at any time.


           NAME                   AGE                     POSITION AND OFFICES HELD
           ----                   ---                     -------------------------
    Sam Ginn                      60              Chairman of the Board and Chief Executive Officer

    Arun Sarin                    43              President and Chief Operating Officer

    Mohan S. Gyani                46              Executive Vice President and Chief Financial Officer

    Margaret G. Gill              58              Senior Vice President, Legal, External Affairs and Secretary

    Brian R. Jones                47              Senior Vice President

    Michael Miron                 42              Vice President, Corporate Strategy and Development

    F. Craig Farrill              45              Vice President, Strategic Technology

    John C. Riding*               59              Vice President, Human Resources and Corporate Services

*Mr. Riding will retire from the Company effective June 1, 1998.

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

Mr. Sarin became President and Chief Operating Officer in February 1997. He became a director of the Company in July 1995 and was Vice Chairman of the Board from July 1995 through January 1997. He and was President and Chief Executive Officer of AirTouch International from May 1995 through January 1997. He was Senior Vice President, Corporate Strategy/Development and International Operations until August 1995, and was also responsible for Human Resources through 1994. He was Vice President, Organization Design of Pacific Telesis Group from March 1993 to April 1994.

Mr. Gyani became Executive Vice President and Chief Financial Officer of the Company in September 1995. From November 1993 until that time he was Vice President, Finance and Treasurer of the Company. He was Vice President and Treasurer of Pacific Telesis Group from March 1993 to November 1993.

Mrs. Gill became Senior Vice President, Legal, External Affairs and Secretary of the Company in January 1994. Prior to joining the Company, she was a partner in the law firm of Pillsbury Madison & Sutro and was the head of the firm's Corporate and Securities Group. Mrs. Gill is a director of CNF Transportation Inc.

Mr. Jones will become Senior Vice President, Human Resources and Corporate Strategy in April 1998. He was named Senior Vice President, Competitive Readiness in June 1997 and from February 1997 until June he was President, AirTouch Cellular. From March 1992 until February 1997 he was Executive Vice President of AirTouch Cellular and General Manager of the Los Angeles market. From 1990 to 1992 he was President of the Company's subsidiary operating in Michigan.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") and the Pacific Exchange. Below are the high and low sales prices of the Common Stock as reported on the NYSE for the periods shown.

         Stock Trading -- Common

               1996                                                             High             Low
               ---------------------------------------------------------        ----             ---
               First Quarter                                                    33-5/8           25-5/8
               Second Quarter                                                   33-1/8           27-5/8
               Third Quarter                                                    29-5/8           25
               Fourth Quarter                                                   28-3/8           24-7/8

               1997                                                             High             Low
               ---------------------------------------------------------        ----             ---
               First Quarter                                                    29-1/2           22-7/8
               Second Quarter                                                   29-1/4           22
               Third Quarter                                                    38-1/8           27
               Fourth Quarter                                                   42               33

The number of holders of record of the Company's Common Stock as of March 20, 1998 was 545,649.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this Item is set forth in the Company's 1997 Annual Report to Stockholders on pages 12 through 15, which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this Item is set forth in the Company's 1997 Annual Report to Stockholders on pages 16 through 27, which portions are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item is set forth in the Company's 1997 Annual Report to Stockholders on pages 24 through 25, which portions are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth in the Company's 1997 Annual Report to Stockholders on pages 28 through 55, which portions are incorporated herein by reference, and in Part IV of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No disagreements with accountants on any accounting or financial disclosure occurred during the Company's two most recent fiscal years or any subsequent interim period.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is set forth under "Executive Officers of the Registrant" at the end of Part I of this report and under the headings "Nominees for Election", "Directors Up for Election in 1999," "Directors Up for Election in 2000" on pages 1 through 3 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 18 in the Company's 1998 Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the headings "Director Compensation" on pages 13 and 14 and "Executive Compensation" on page 6 and "Employment Contracts and Termination of Employment or Change-in-Control Arrangements" on pages 9 and 10 in the Company's 1998 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is set forth under the headings "Security Ownership of Certain Beneficial Owners" on page 17 and "Security Ownership of Management" on pages 4 and 5 in the Company's 1998 Proxy Statement, which sections are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is set forth under the heading "Certain Relationships and Related Transactions" on pages 14 and 15 in the Company's 1998 Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:
    1.   Financial Statements:

         AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                 The financial statements required by this Item are set forth in the Company's 1997 Annual Report to Stockholders on pages 28 through 55, which portions are incorporated herein by reference.

         CMT PARTNERS

                 Report of Independent Accountants
                 Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Income and Changes in Partners'
                   Equity - For the years ended December 31, 1997, 1996, and 1995
                 Consolidated Statements of Cash Flows - For the years ended
                   December 31, 1997, 1996, and 1995
                 Notes to Financial Statements
                 Financial Statement Schedule
                   Report of Independent Accountants
                   Schedule II - Valuation and Qualifying Accounts and Reserves
                 Report of Independent Public Accountants (Kansas Combined
                   Cellular)

         MANNESMANN MOBILFUNK GMBH

                 Independent Auditors' Report
                 Balance Sheets - December 31, 1997 and 1996
                 Statements of Income - Years ended December 31, 1997, 1996 and 1995
                 Statements of Capital Subscribers' Equity - Years ended
                   December 31, 1997, 1996 and 1995
                 Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995
                 Notes to Financial Statements

         NEW PAR

                 The financial statements required by this Item are incorporated herein by reference to the Company's Annual Report on Form 10- K for the period ended December 31, 1995, pages S-34 to S-53, File No. 1-12342.

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

    2.   Financial Statement Schedules:

         AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Report of Independent Accountants (Price Waterhouse LLP)
                 Schedule II -- Valuation and Qualifying Accounts and Reserves

                 Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements or in the other financial statements listed under Item 14(a)(1) above.

    3.   Exhibits.

         Exhibits identified in parentheses below, on file with the Commission, are incorporated by reference as exhibits hereto.

        EXHIBIT
         NUMBER      DESCRIPTION
         ------      -----------
          2.1       Agreement and Plan of Merger Among US WEST Media Group,
                    Inc., US WEST NewVector Group, Inc. and the Company dated as of January 29, 1998 (Exhibit 2.1 to the Company's Current
                    Report on Form 8-K - Date of Report: January 29, 1998, File
                    No. 1- 12342)

          3.1 Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on September
                    19, 1994 (Exhibit 3.1 to the Company's Current Report on
                    Form 8-K - Date of Report: December 15, 1994, File No.
                    1-12342)

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

          3.4       Certificate of Designation, Preferences and Rights of Class
                    B Preferred Stock, Series 1996 (Exhibit 4.3 to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1996, File No. 1-12342)

          3.5       Certificate of Designation, Preferences and Rights of Class
                    C Preferred Stock, Series 1996 (Exhibit 4.4 to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1996, File No. 1-12342)

          4.1       Form of Common Stock certificate (Exhibit 4.1 to the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 1994, File No. 1-12342)

          4.2       Rights Agreement between the Company and The Bank of New
                    York, Rights Agent, dated as of September 19, 1994 (Exhibit
                    4 to the Company's Current Report on Form 8-K - Date of
                    Report: December 15, 1994, File No. 1-12342)

          4.3       Amendment No. 1 to Rights Agreement between the Company and
                    The Bank of New York, Rights Agent, dated as of January 29,
                    1998

          4.4 Indenture dated as of July 16, 1996 between the Company and The First National Bank of Chicago, as trustee (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-12342)

          4.5 First Supplemental Indenture dated as of July 16, 1996 between the Company and The First National Bank of Chicago, as trustee (Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Report: July 3, 1996, File No. 1-12342)

          4.6 Second Supplemental Indenture dated as of July 16, 1996 between the Company and The First National Bank of Chicago, as trustee (Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Report: July 11, 1996, File No. 1-12342)

          4.7 Third Supplemental Indenture dated as of October 7, 1996 between the Company and The First National Bank of Chicago, as trustee (Exhibit 4.1 to the Company's Current Report on Form 8-K: Date of Report: October 2, 1996, File No. 1-12342)

          10.1      Joint Venture Agreement between Mannesmann Kienzle GmbH,
                    Pacific Telesis Netherlands B.V., Cable and Wireless plc, DG
                    Bank Deutsch Genossenschaftsbank and Lyonnaise des Eaux SA dated June 30, 1989 (Exhibit 10.43 to the Company's
                    Registration Statement on Form S-1, Registration No.
                    33-68012)

          10.2      Agreement and Plan of Merger dated as of April 5, 1996, as amended and restated as of July 12, 1996 among CCI, the
                    Company, and AirTouch Cellular (Exhibit 2.1 to the Company's
                    Registration Statement on Form S-4, Registration No. 333-
                    03107)

          10.3      Separation Agreement by and between the Company and Pacific
                    Telesis Group, dated as of October 7, 1993 (Exhibit 10.1 to the Company's Registration Statement on Form S-1,
                    Registration No. 33-68012)

          10.4 Amendment No. 1 to Separation Agreement between the Company and Pacific Telesis Group, dated November 2, 1993 (Exhibit
                    10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12342)

          10.5 Amendment No. 2 to Separation Agreement between the Company and Pacific Telesis Group, dated as of March 25, 1994
                    (Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12342)

          10.6 Amendment No. 3 to Separation Agreement between the Company and Pacific Telesis Group, dated as of April 1, 1994
                    (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12342)

          10.7 Amendment No. 4 to Separation Agreement between the Company and Pacific Telesis Group, dated as of March 21, 1995
                    (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-12342)

          10.8 Amended and Restated Joint Venture Organization Agreement dated as of September 30, 1995 between the Company and U S
                    WEST Inc. (Exhibit 2.1 to the Company's Quarterly Report on
                    Form 10-Q for the period ended September 30, 1995, File No.
                    1- 12342)

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

          10.17     Amended and Restated Trust Agreement of Exchange dated as of
                    September 30, 1995 by and between the Company and U S WEST
                    Inc. (Exhibit 10.5 to the Company's Quarterly Report on Form
                    10-Q for the period ended September 30, 1995, File No. 1-
                    12342)

          10.18     First Amendment to Amended and Restated Trust Agreement of
                    Exchange dated as of April 16, 1996 between the Company and U S WEST Inc. (Exhibit 10.6 to the Company's Quarterly
                    Report on Form 10-Q for the period ended June 30, 1996, File
                    No. 1- 12342)

          10.19     Agreement of Limited Partnership dated as of October 20,
                    1994 between CELLCO Partnership and WMC Partners, L.P.
                    (Exhibit 10.1 to the Company's Current Report on Form 8-K -
                    Date of Report: October 20, 1994, File No. 1-12342)

          10.20     Agreement of Limited Partnership dated as of October 20,
                    1994 of PrimeCo, L.P. (Exhibit 10.2 to the Company's Current
                    Report on Form 8-K - Date of Report: October 20, 1994, File
                    No. 1-12342)

          10.21     Standstill Agreement dated as of October 20, 1994 between
                    AirTouch Communications, Inc. and Bell Atlantic Corporation
                    (Exhibit 10.3 to the Company's Current Report on Form 8-K -
                    Date of Report: October 20, 1994, File No. 1-12342)

          10.22     Standstill Agreement dated as of October 20, 1994 between
                    AirTouch Communications and NYNEX Corporation (Exhibit 10.4 to the Company's Current Report on Form 8-K - Date of
                    Report: October 20, 1994, File No. 1-12342)

          10.23     Standstill Agreement dated as of October 20, 1994 between
                    AirTouch Communications and CELLCO Partnership (Exhibit 10.5 to the Company's Current Report on Form 8-K - Date of
                    Report: October 20, 1994, File No. 1-12342)

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

          10.26     Representative Employment Agreement for Messrs. Sarin,
                    Gyani, Jones, Farrill and Golm and Mrs. Gill

          10.27 Representative Employment Agreement for other officers of the Company

          10.28 Form of Indemnity Agreement between the Company and each of its directors and certain officers (Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1994, File No. 1-12342)

          10.29     Trust Agreement No. 1 for AirTouch Communications, Inc.
                    Supplemental Executive Pension Plan Benefits (Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12342)

          10.30     AirTouch Communications Deferred Compensation Plan (Exhibit
                    10.26 to the Company's Form 10-K for the year ended December
                    31, 1994, File No. 1-12342)

          10.31     AirTouch Communications Deferred Compensation Plan for
                    Nonemployee Directors (Exhibit 10.10 to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1993,
                    File No. 1-12342)

          10.32     AirTouch Communications Supplemental Executive Pension Plan
                    - Second Amendment and Restatement Effective as of April 1,
                    1994 (Exhibit 10.32 to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1996, File No. 1-12342)

          10.33     AirTouch Communications Executive Life Insurance Plan
                    (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-12342)

          10.34     AirTouch Communications Executive Long-Term Disability Plan
                    (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12342)

          10.35     Description of the Company's Business Travel Accident
                    Insurance for Non-Employee Directors (Exhibit 10.31 to the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 1994, File No. 1-12342)

          10.36     AirTouch Communications, Inc. 1993 Long-Term Stock Incentive
                    Plan - Amendment and Restatement Effective as of December
                    12, 1996 (Exhibit 10.1 to the Company's Quarterly Report on
                    Form 10-Q for the period ended June 30, 1997, File No.
                    1-12342)

          10.37     Description of the Executive Financial Counseling Program
                    (Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-12342)

          10.38 Consulting Agreement with Executive Officer (Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12342)

          10.39 Employment Agreement between the Company and Mr. Ginn dated as of June 12, 1997

          13        1997 Annual Report to Security Holders - Financial Section

          21        Subsidiaries of the Registrant

          23.1      Consent of Price Waterhouse LLP

          23.2      Consent of Ernst & Young LLP (CCI)

          23.3      Consent of KPMG Deutsche Treuhand-Gesellschaft (Mannesmann
                    Mobilfunk GmbH)

          23.4      Consent of Coopers & Lybrand LLP (CMT Partners)

          23.5      Consent of Ernst & Young LLP (New Par)

          23.6      Consent of Arthur Andersen LLP (Kansas Combined Cellular)

          24        Power of Attorney

          27        Financial Data Schedule

          99.1 Cellular Communications, Inc. financial statements for each of the three years in the period ended December 31, 1995
                    (Cellular Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995, Item 8 and Item 14(a) and (d), File No. 1-10789)

          99.2 New Par financial statements for each of the three years in the period ended December 31, 1995 (the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1995, page S-34 to S-53, File No. 1-12342)

(b) Reports on Form 8-K:

         Date of Report:  October 29, 1997

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

      Date:  March 20, 1998

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

SIGNATURES                                  TITLE
----------                                  -----
Sam Ginn *                         Chairman of the Board and Chief Executive
                                   Officer
                                   (Principal Executive Officer)

Mohan S. Gyani *                   Executive Vice President and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

Arun Sarin *                       President and Chief Operating Officer
                                   and Director

C. Lee Cox *                       Director

Carol Bartz *                      Director

Michael D. Boskin*                 Director

Paul Hazen *                       Director

Donald G. Fisher *                 Director

Arthur Rock  *                     Director

Charles R. Schwab *                Director

George P. Shultz *                 Director

Chang Lin Tien *                   Director


* By: /s/  Mohan S. Gyani
     ----------------------------------
      Mohan S. Gyani, Attorney-in-fact
      Executive Vice President and Chief Financial Officer

      Date:  March 20, 1998

                                    INDEX TO
                        SEPARATE FINANCIAL STATEMENTS OF
                      SIGNIFICANT ENTITIES NOT CONSOLIDATED
                                       AND
                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE



CMT PARTNERS ...........................................................  S - 2
  Report of Independent Accountants ....................................  S - 3
  Consolidated Balance Sheets - December 31, 1997 and 1996 .............  S - 4
  Consolidated Statements of Income and Changes in Partners' Equity -
    for the years ended December 31, 1997, 1996, and 1995 ..............  S - 5
  Consolidated Statements of Cash Flows - for the years ended
    December 31, 1997, 1996, and 1995  .................................  S - 6
  Notes to Financial Statements ........................................  S - 7
  Financial Statement Schedule
    Report of Independent Accountants .................................. S - 14
    Schedule II -- Valuation and Qualifying Accounts and Reserves ...... S - 15
  Report of Independent Public Accountants (Kansas Combined Cellular) .. S - 16


MANNESMANN MOBILFUNK GMBH .............................................. S - 17
  Independent Auditors' Report ......................................... S - 18
  Balance Sheets - December 31, 1997 and 1996 .......................... S - 19
  Statements of Income - Years ended December 31, 1997, 1996 and 1995 . S - 21 Statements of Capital Subscribers' Equity - Years ended
    December 31, 1997, 1996 and 1995 ................................... S - 22
  Statements of Cash Flows - Years ended December 31, 1997,
    1996 and 1995....................................................... S - 23
  Notes to Financial Statements ........................................ S - 24


AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
  Financial Statement Schedule
    Report of Independent Accountants (Price Waterhouse LLP)............  X - 1
    Schedule II -- Valuation and Qualifying Accounts and Reserves.......  X - 2

                                  CMT PARTNERS



                        CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of CMT Partners:

We have audited the accompanying consolidated balance sheets of CMT Partners (the Partnership) as of December 31, 1997 and 1996 and the related consolidated statements of income and changes in partners' equity and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.
For the years ended December 31, 1996 and 1995, we did not audit the financial statements of Kansas Combined Cellular, which statements reflect (in thousands) total assets of $78,229 as of December 31, 1996 and total revenues of $87,180 and $78,472, for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kansas Combined Cellular, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CMT Partners as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996, and 1995 in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.

San Francisco, California
February 23, 1998

                                  CMT PARTNERS

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                 (IN THOUSANDS)


                                    ASSETS                               1997         1996

Current assets:
   Cash and cash equivalents                                          $  1,697      $ 16,518
   Accounts receivable:
     Trade accounts receivable, net of allowance for doubtful           75,673        75,812
          accounts of $7,184 and $9,406 in 1997 and 1996,
          respectively
     Equipment accounts receivable, net of allowance for                14,441        27,032
          doubtful accounts of $549 and $1,747 in 1997 and 1996,
          respectively
     Other                                                               2,092         3,224
   Other current assets                                                 11,480        10,043

          Total current assets                                         105,383       132,629

Property and equipment, net of accumulated depreciation of             335,197       265,455
     $279,430 and $237,924 in 1997 and 1996, respectively
Unconsolidated investment, net of accumulated amortization of          131,862       129,984
     $7,745 and $5,957 in 1997 and 1996, respectively
Intangible assets, net of accumulated amortization of $40,273           69,770        73,024
     and $37,468 in 1997 and 1996, respectively
                                                                      --------      --------

                                                                      $642,213      $601,092
                                                                      ========      ========

                        LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
   Accounts payable                                                   $  1,772      $ 17,783
   Accrued expenses                                                     59,561        47,663
   Other current liabilities                                            30,449        14,396
                                                                      --------      --------

          Total current liabilities                                     91,782        79,842
                                                                      --------      --------

Minority interests                                                      13,560        14,667
                                                                      --------      --------
Commitments and contingencies (Note 8)
Partners' equity                                                       536,871       506,583
                                                                      --------      --------

          Total partners' equity                                       536,871       506,583
                                                                      --------      --------

                                                                      $642,213      $601,092
                                                                      ========      ========


   The accompanying notes are an integral part of these financial statements.

                                  CMT PARTNERS

                      CONSOLIDATED STATEMENTS OF INCOME AND
                           CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                 (IN THOUSANDS)





                                               1997           1996             1995

Revenues                                    $ 643,483       $ 605,193       $ 515,010
                                            ---------       ---------       ---------

Expenses:
   Cost of revenues                           117,653         133,394         120,242
   Selling, general and administrative        245,968         234,982         193,304
   Depreciation and amortization               68,955          57,696          50,319
                                            ---------       ---------       ---------

                                              432,576         426,072         363,865
                                            ---------       ---------       ---------

          Operating income                    210,907         179,121         151,145

Earnings in unconsolidated investment          30,771          28,810          24,651
Minority interests                            (13,297)         (9,826)         (7,799)
                                            ---------       ---------       ---------

          Net income                          228,381         198,105         167,997

Partners' equity, beginning of period         506,583         454,888         398,291
Distributions to partners                    (198,093)       (146,410)       (111,400)
Contribution from partners                       --              --              --
                                            ---------       ---------       ---------

Partners' equity, end of period             $ 536,871       $ 506,583       $ 454,888
                                            =========       =========       =========



   The accompanying notes are an integral part of these financial statements.

                                  CMT PARTNERS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                 (IN THOUSANDS)


                                                               1997            1996           1995
Cash flows from operating activities:
   Net income                                               $ 228,381       $ 198,105       $ 167,997
                                                            ---------       ---------       ---------
Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                               68,955          57,696          50,319
   Minority interest                                           10,281           9,826           7,799
   Earnings in unconsolidated investment                      (30,771)        (28,810)        (24,651)
   Loss on disposition of property and equipment                  198             347           1,171
   Changes in assets and liabilities:
     Accounts receivable, net                                  13,862          (2,211)        (27,624)
     Other current assets                                         483           7,123         (11,079)
     Accounts payable                                         (16,011)         (4,031)          3,613
     Accrued expenses                                           6,077          17,106           2,251
     Other current liabilities                                 16,053           8,697           2,448
                                                            ---------       ---------       ---------

                                                               69,127          65,743           4,247
                                                            ---------       ---------       ---------

          Net cash provided by operating activities           297,508         265,246         172,244
                                                            ---------       ---------       ---------

Cash flows from investing activities:
   Purchase of property and equipment                        (135,150)        (98,700)        (82,436)
   Proceeds from sale of property, plant and equipment            156            --              --
   Distributions from unconsolidated investment                28,893           3,400          25,500
   (Increase) decrease in other assets                          3,253             840          (1,266)
                                                            ---------       ---------       ---------

          Net cash used for investing activities             (102,848)        (94,460)        (58,202)
                                                            ---------       ---------       ---------

Cash flows from financing activities:
   Distributions to partners of CMT                          (198,093)       (146,410)       (111,400)

   Distributions to minority partners                         (11,388)         (9,385)         (6,731)
   Due to (from) affiliates, net                                 --               210           3,256

          Net cash used for financing activities             (209,481)       (155,585)       (114,875)
                                                            ---------       ---------       ---------

            Net  increase (decrease) in cash                  (14,821)         15,201            (833)

Cash and cash equivalents, beginning of period                 16,518           1,317           2,150
                                                            ---------       ---------       ---------

Cash and cash equivalents, end of period                    $   1,697       $  16,518       $   1,317
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

                                                                            RELATIVE
                                                                          CONTRIBUTIONS
                                                                         TO CMT PARTNERS
                      GENERAL PARTNERS                                   UPON FORMATION
                      ----------------                                   --------------
AirTouch Communications, Inc.:
  Bay Area Cellular Telephone Company (BACTC)                                   61.099%
  Interest in A Block licensee in Dallas-Fort Worth, TX (D/FW)                  33.915%

AT&T Wireless Services, Inc.:
  Cagal Cellular Communications Corporation (Cagal)                             80.370%
  Salinas Cellular Telephone Company (Salinas)                                  85.930%
  Napa Cellular Telephone Company (Napa)                                        99.999%
  Net operating assets of A Block licensee in Kansas City, MO                  100.00%
       (Kansas City)
  St. Joseph CellTel Co (St. Joseph)                                            87.00%
  Net operating assets of A Block licensee in Lawrence, KS (Lawrence)          100.00%
  BACTC                                                                         32.90%

     The initial contributions were accounted for at the net book value of the assets and liabilities of the entities. Each of the entities holds a license or licenses from the Federal Communication Commission (FCC) and state authorities to operate cellular telephone systems in Metropolitan Statistical Areas (MSAs) as listed below:

     Bay Area Cellular Telephone Company            San Francisco/San Jose, CA
     Metroplex Telephone Company                    Dallas-Fort Worth, TX
     Cagal Cellular Communications Corporation      Santa Rosa, CA
     Salinas Cellular Telephone Company             Salinas, CA
     Napa Cellular Telephone Company                Napa/Vallejo, CA
     Net operating assets of A Block licensee       Kansas City, MO
     St. Joseph CellTel Co                          St. Joseph, MO
     Net operating assets of A Block licensee       Lawrence, KS

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

                                            DEPRECIABLE LIFE
                                            ----------------
           Cellular equipment                3 to 7 years
           Cellular towers/shelters          5 to 15 years
           Other                             3 to 7 years

        Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

                                  CMT PARTNERS

                          NOTES TO FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

        PROPERTY AND EQUIPMENT:

        When property and equipment are retired or sold, the cost and accumulated depreciation of dispositions are removed from the accounts, and any gain or loss is reflected in income.

        Repairs and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized and depreciated over the remaining useful lives of the assets.

        INTANGIBLES:

        Intangible assets represent the contributed goodwill from AT&T Wireless Services, Inc. and AirTouch Communications, Inc. The contributed goodwill is being amortized over forty years using the straight-line method. The Company periodically evaluates the recoverability of its goodwill using various criteria, including projected future earnings. If necessary, goodwill is written down to its estimated recoverable value.

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

        RECLASSIFICATIONS:

        Certain items in the financial statements have been reclassified to conform to the 1997 presentation. These reclassifications have no effect on previously reported net income or partners' equity.

                                  CMT PARTNERS

                          NOTES TO FINANCIAL STATEMENTS



3.   PROPERTY AND EQUIPMENT:

     Property and equipment at December 31, 1997 and 1996 consists of the following:

                                                      1997             1996
                                                           (in thousands)
Land                                                $   1,752       $   1,752
Cellular property and equipment                       493,632         395,515
Administrative assets                                  76,087          65,068
                                                    ---------       ---------

                                                      571,471         462,335
Less accumulated depreciation and amortization       (279,430)       (237,924)
                                                    ---------       ---------

                                                      292,041         224,411
Cellular system under construction                     43,156          41,044
                                                    ---------       ---------

                                                    $ 335,197       $ 265,455
                                                    =========       =========

     Administrative assets primarily consist of office furniture and fixtures, including leasehold improvements and computer equipment. Fully depreciated assets in use at December 31, 1997 and 1996 amounted to $110,759,186 and $93,267,248, respectively.


4.   ACCRUED EXPENSES:

     Accrued expenses consist of the following:

                                                   1997           1996
                                                     (in thousands)

   Accrued commissions                          $  7,899       $   9,791
   Accrued benefits                               12,944           5,690
   Accrued network and inventory                  14,926           8,926
       purchases
   Accrued operating expenses                     15,926          14,650
   Other accrued expenses                          7,866           8,606
                                                --------       ---------

          Total accrued expenses                $ 59,561       $  47,663
                                                ========       =========

                                  CMT PARTNERS

                          NOTES TO FINANCIAL STATEMENTS


5.   UNCONSOLIDATED INVESTMENT:

     The unconsolidated investment represents an investment in Dallas-Fort Worth Signal Partnership which owns approximately 34% of Metroplex Telephone Company, the A Block licensee in Dallas-Fort Worth, Texas. The purchase price in excess of the Partnership's share of net assets is $61.8 million and is being amortized over 40 years. The financial information of Metroplex Telephone Company at December 31, 1997, 1996 and 1995 and for the years ended December 31, 1997, 1996 and 1995 are shown below:

                                      1997             1996           1995
                                                 (in thousands)
Current assets                    $   53,974      $    43,504     $   37,346
Noncurrent assets                    203,260          202,385        146,194
                                  ----------      -----------     ----------
          Total assets            $  257,234      $   245,889     $  183,540
                                  ==========      ===========     ==========
Current liabilities               $   21,292      $    24,579     $   42,174
                                  ----------      -----------     ----------
          Total liabilities       $   21,292      $    24,579     $   42,174
                                  ==========      ===========     ==========
Total equity                      $  235,942      $   221,310     $  141,366
                                  ==========      ===========     ==========
Revenue                           $  284,049      $   275,780     $  224,213
                                  ==========      ===========     ==========
Net income                        $   99,088      $    89,944     $   77,781
                                  ==========      ===========     ==========


6.   TRANSACTIONS WITH RELATED PARTIES:

     The Partnership and its affiliated companies have entered into several transactions and agreements related to their respective businesses. The following represents the material transactions between the Partnership and its affiliated companies:

        TRANSACTIONS WITH AT&T CORPORATION:

        The Partnership purchased cellular electronic equipment from AT&T Corp. comprising approximately 15% of total capital expenditures for the period from January 1, 1996 through December 31, 1996. For the year ended December 31, 1997, purchases of cellular electronic equipment from AT&T Corp. was approximately .04% of total capital expenditures.

                                  CMT PARTNERS

                          NOTES TO FINANCIAL STATEMENTS



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

     The Plan allows participating employees to elect to contribute up to 15% of their monthly salaries, to a maximum as prescribed by the Internal Revenue Service. The Plan sponsor, CMT Partners, contributes to the Plan, on behalf of each participating employee, an amount equal to 50% of the employee's contribution, not to exceed 5% of the participant's salary. Contributions are invested in six different funds. Under the 401(k) Plan, participants are at all times fully vested. Under the profit sharing plan, CMT Partners contributes a discretionary percentage of each eligible employee's salary. Employees vest in the profit sharing plan over five years. CMT Partners contributed $4,495,683, $2,212,511, and $2,164,064 to the 401(k) and profit sharing plan for 1997, 1996, and 1995.


8.   COMMITMENTS AND CONTINGENCIES:

        LEASE COMMITMENTS:

        Future minimum payments required under operating leases and agreements that have an initial or remaining noncancelable lease term in excess of one year at December 31, 1997 are summarized below:

          YEAR ENDING DECEMBER 31       (in thousands)

                 1998                     $  13,479
                 1999                         9,028
                 2000                         8,311
                 2001                         5,687
                 2002                         2,939
              Thereafter                      7,995
                                          ---------

                                          $  47,440
                                          =========

        Rental expense for operating leases was $14,094,724, $11,667,476, and $9,244,000 for the years ended December 31 1997, 1996, and 1995, respectively.

                                  CMT PARTNERS

                          NOTES TO FINANCIAL STATEMENTS


8.   COMMITMENTS AND CONTINGENCIES:

        LITIGATION:

        In 1994, a class action complaint was filed against the Partnership in San Francisco County Superior Court alleging price fixing. In 1996, an almost identical class action complaint was against the Partnership in Alameda County Superior Court. The two cases were assigned to a single judge for coordination. In late 1997, a settlement was reached in these cases which the court has preliminarily approved. In the aggregate these settlements will not have a material effect on the Company's financial position or results of operations.

        On July 18, 1997, the federal district court approved a stipulation of settlement, resolving several class actions brought against the Company, affiliates of the Company and ATTWS. The plaintiff class includes all persons who owned minority equity interests in the Company during the period defined in the settlement agreement. The settlement agreement, when effective, will cap, reduce and/or eliminate, until at least the year 2004, certain fees and charges the Company pays to affiliates of the Company. It will require ATTWS to create a common fund to be distributed to all class members and from which the fees of class counsel will be paid. Several class members have filed an appeal challenging the order approving the settlement agreement. By its terms the settlement agreement will not become effective unless and until the federal district court's order is affirmed and becomes final after all appeals and reviews are concluded. Management contends that the federal district court properly approved the stipulation of settlement and intends to defend the federal district court's order on appeal. It is too early to reasonably predict the outcome of the appeal.

        The Partnership is a party to certain litigation in the ordinary course of business and is also a party to routine filings with the FCC, state regulatory authorities and other proceedings which management believes are immaterial to the Partnership.


9.   LINE OF CREDIT:

     The Partnership has a revolving line of credit with a bank that allows for borrowings up to $10,000,000. Interest on all advances on the line of credit accrue at the lesser of a variable rate equal to .50% below the prime rate or the LIBOR rate plus .90%. The line of credit agreement expires September 15, 1999.

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



/s/ Coopers & Lybrand L.L.P.

San Francisco, California
February 23, 1998

                                  CMT PARTNERS

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (DOLLARS IN THOUSANDS)


                                    BALANCE AT       CHARGED TO                          BALANCE AT
                                   BEGINNING OF       COST AND                             END OF
                                      PERIOD          EXPENSES        DEDUCTIONS(a)        PERIOD
                                      ------          --------        -------------        ------
Year ended December 31, 1997:
   Allowance for doubtful              $11,153          $ 9,673          $ 6,145          $ 7,661
       accounts

Year ended December 31, 1996:
   Allowance for doubtful              $ 5,689          $22,728          $17,264          $11,153
       accounts

Year ended December 31, 1995:
   Allowance for doubtful              $ 3,228          $19,378          $16,917          $ 5,689
       accounts


(a) Amounts in this column reflect items written off, net of recoveries.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To CMT Partners:

We have audited the balance sheet of Kansas Combined Cellular, (a division of CMT Partners, a Delaware general partnership) as of December 31, 1996, and the related statements of operations and changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1996, not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above, not presented separately herein, present fairly, in all material respects, the financial position of Kansas Combined Cellular as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP


Kansas City, Missouri,
   January 24, 1997

MANNESMANN MOBILFUNK GMBH


                              FINANCIAL STATEMENTS


TABLE OF CONTENTS


Independent Auditors' Report

Balance Sheets as of December 31, 1997 and 1996

Statements of Income for the Years
ended December 31, 1997, 1996 and 1995

Statements of Capital Subscribers' Equity for the Years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows for the Years
ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

                              INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND CAPITAL SUBSCRIBERS
MANNESMANN MOBILFUNK GMBH

We have audited the accompanying balance sheets of Mannesmann Mobilfunk GmbH as of December 31, 1997 and 1996, and the related statements of income, capital subscribers' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mannesmann Mobilfunk GmbH at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

As discussed in notes 1 and 8 to the financial statements, the Company changed its method of accounting for income taxes in 1995 to adopt the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board in Issue No. 95-10.

Dusseldorf, Germany,
February 16, 1998

KPMG Deutsche Treuhand-Gesellschaft
Aktiengesellschaft
Wirtschaftsprufungsgesellschaft

/s/ Scheffler               /s/ Haas
Wirtschaftsprufer           Wirtschaftsprufer

                            MANNESMANN MOBILFUNK GMBH

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)




A S S E T S

                                                   1997            1997            1996
                                               ------------      --------        ---------
                                               U.S. Dollars      Deutsch-        Deutsch-
                                                 (note 1)          marks           marks
Current assets:
 Cash and cash equivalents (note 2)                6,728           11,948           58,006
  Accounts receivable, less allowance
    for doubtful accounts of DM 73,942
    in 1997 and DM 52,422 in 1996                439,787          781,018          639,328
  Due from affiliated companies (note 3)          13,573           24,104          219,404
  Inventories of products, parts
    and related supplies (note 4)                 39,818           70,713           39,839
  Prepaid expenses                                16,129           28,643           26,049
  Other current assets                            11,232           19,947           30,057
                                              ----------       ----------       ----------
  Total current assets                           527,267          936,373        1,012,683
                                              ----------       ----------       ----------
Property, plant and equipment:
  Telecommunications equipment                 2,384,437        4,234,522        3,449,765
  Equipment in course of construction             50,419           89,539           63,942
  Other equipment                                108,484          192,656          163,503
                                              ----------       ----------       ----------
                                               2,543,340        4,516,717        3,677,210
  Less accumulated depreciation                 (909,945)      (1,615,972)      (1,171,612)
                                              ----------       ----------       ----------
Net property, plant, and equipment             1,633,395        2,900,745        2,505,598


Other assets, at cost, less accumulated
  amortization of DM 59,195 in 1997
  and DM 45,142 in 1996                           22,901           40,671           41,956
                                              ----------       ----------       ----------
                                               2,183,563        3,877,789        3,560,237
                                              ==========       ==========       ==========

See accompanying notes to financial statements.

                           MANNESMANN MOBILFUNK GMBH

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)



L I A B I L I T I E S   A N D   C A P I T A L
S U B S C R I B E R S '   E Q U I T Y

                                                         1997          1997          1996
                                                     ---------      ---------      ---------
                                                    U.S. Dollars     Deutsch-      Deutsch-
                                                                      marks         marks
                                                      (note 1)
Current liabilities:
  Due to banks                                            --             --           45,000
  Accounts payable                                     346,374        615,126        411,347
  Income taxes payable                                 127,847        227,044         37,482
  Accrued expenses                                      95,598        169,773        115,159
  Due to affiliated companies (note 3)                  54,419         96,642        106,972
                                                     ---------      ---------      ---------
  Total current liabilities                            624,238      1,108,585        715,960
Pension liabilities (note 6)                             7,881         13,995          9,853
Other non-current liabilities (note 7)                  30,759         54,625         38,400
Deferred income taxes (note 8)                         325,183        577,492        457,455
                                                     ---------      ---------      ---------
Total liabilities                                      988,061      1,754,697      1,221,668
                                                     ---------      ---------      ---------
Commitments (note 9)
Capital subscribers' equity:
  Subscribed capital (note 10)                         228,054        405,000        405,000
  Additional capital                                   684,160      1,215,000      1,215,000
                                                     ---------      ---------      ---------
                                                       912,214      1,620,000      1,620,000
  Retained earnings (note 11)                          283,288        503,092        718,569
                                                     ---------      ---------      ---------
  Total capital subscribers' equity                  1,195,502      2,123,092      2,338,569
                                                     ---------      ---------      ---------
                                                     2,183,563      3,877,789      3,560,237
                                                     =========      =========      =========

See accompanying notes to financial statements

                                MANNESMANN MOBILFUNK GMBH
                                  STATEMENTS OF INCOME

                      YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                     (IN THOUSANDS)

                                                       1997               1997               1996              1995
                                                    ----------         ----------         ----------         ----------
                                                   U.S. Dollars          Deutsch-           Deutsch-           Deutsch-
                                                                          marks               marks              marks
                                                     (note 1)

Net revenues                                         3,146,527          5,587,918          4,208,796          2,716,160
                                                    ----------         ----------         ----------         ----------
Operating costs and expenses:
  Cost of services and products, including
    DM 2,791, DM 3,508 and DM 3,318 with
    related parties in 1997, 1996 and 1995
    respectively (note 3)                              938,136          1,666,037          1,231,311            923,101
  Selling, general and administrative expenses,
    including DM 57,488, DM 95,305 and
    DM 74,354 with related parties in 1997,
    1996 and 1995 respectively (note 3)                733,612          1,302,821          1,277,337            807,314
Depreciation and amortization                          270,252            479,941            390,775            305,270
                                                    ----------         ----------         ----------         ----------
  Operating income                                   1,204,527          2,139,119          1,309,373            680,475
Other income (expense):
  Interest income, including DM 7,078
    with related parties in 1997                         8,789             15,609              4,059              3,205
  Interest expense, including DM 1,216,
    DM 2,510 and DM 9,678 with related
    parties in 1997, 1996 and 1995 respectively         (2,905)            (5,159)            (5,335)           (33,384)
  Other, net                                            13,505             23,983             21,253             15,929
                                                    ----------         ----------         ----------         ----------
                                                        19,389             34,433             19,977            (14,250)
  Income before income taxes and cumulative
    effect of change in accounting principle         1,223,916          2,173,552          1,329,350            666,225
Income taxes (note 8)                                 (570,325)        (1,012,840)          (691,316)          (383,212)
                                                    ----------         ----------         ----------         ----------
  Income before cumulative effect of change
    in accounting principle                            653,591          1,160,712            638,034            283,013
Cumulative effect at January 1, 1995, of change
  in accounting for income taxes (note 8)                 --                 --                 --               63,297
                                                    ----------         ----------         ----------         ----------
    Net income                                         653,591          1,160,712            638,034            346,310
                                                    ==========         ==========         ==========         ==========


See accompanying notes to financial statements.

                            MANNESMANN MOBILFUNK GMBH
                    STATEMENTS OF CAPITAL SUBSCRIBERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)



                                                                                   Retained            Capital
                                              Subscribed        Additional         Earnings          Subscribers'
                                               Capital           Capital           (Deficit)            Equity
                                              ----------        ----------        ----------         ----------
Balances at December 31, 1994                 DM 405,000         1,215,000          (265,775)         1,354,225
Net income                                          --                --             346,310            346,310
                                              ----------        ----------        ----------         ----------
Balances at December 31, 1995                    405,000         1,215,000            80,535          1,700,535
Net income                                          --                --             638,034            638,034
                                              ----------        ----------        ----------         ----------
Balances at December 31, 1996                    405,000         1,215,000           718,569          2,338,569
Net income                                          --                --           1,160,712          1,160,712
Dividends declared                                  --                --          (1,376,189)        (1,376,189)
                                              ----------        ----------        ----------         ----------
Balances at December 31, 1997                 DM 405,000         1,215,000           503,092          2,123,092
                                              ==========        ==========        ==========         ==========
Balances at December 31, 1997 (note 1)        $  228,054           684,160           283,288          1,195,502
                                              ==========        ==========        ==========         ==========


See accompanying notes to financial statements.

                            MANNESMANN MOBILFUNK GMBH
                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                 1997               1997              1996               1995
                                              ----------         ----------         ----------         ----------
                                             U.S. Dollars         Deutsch-          Deutsch-            Deutsch-
                                              (note 1)              marks             marks               marks
Net cash provided by operating
  activities (note 14)                         1,325,285          2,353,574          1,104,778            871,007
                                              ----------         ----------         ----------         ----------
Cash flows from investing activities:
  Proceeds from sale of equipment
    and other assets                               4,518              8,023              5,207             15,458
  Capital expenditures,
    including interest capitalized              (498,493)          (885,273)          (779,808)          (542,949)
  Increase in other assets                           (16)               (28)              (195)              (184)
                                              ----------         ----------         ----------         ----------
Net cash used in investing activities           (493,991)          (877,278)          (774,796)          (527,675)
                                              ----------         ----------         ----------         ----------
Cash flows from financing activities:
  Proceeds from a loan by an
   affiliated company                               --                 --                 --              100,000
  Increase (decrease) in due to
    affiliated company                           (56,965)          (101,165)          (235,483)           236,648
  Increase (decrease) in due to banks            (25,339)           (45,000)           (90,500)            63,479
  Repayment of long-term debt                       --                 --                 --             (720,000)
  Dividends paid                                (774,925)        (1,376,189)              --                 --
                                              ----------         ----------         ----------         ----------
Net cash used for financing activities          (857,229)        (1,522,354)          (325,983)          (319,873)
                                              ----------         ----------         ----------         ----------
Net increase (decrease) in cash and
  cash equivalents                               (25,935)           (46,058)             3,999             23,459
Cash and cash equivalents at
  beginning of year                               32,663             58,006             54,007             30,548
                                              ----------         ----------         ----------         ----------
Cash and cash equivalents at
  end of year                                      6,728             11,948             58,006             54,007
                                              ==========         ==========         ==========         ==========

See accompanying notes to financial statements.

                            MANNESMANN MOBILFUNK GMBH
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                   (ALL AMOUNTS IN THOUSANDS OF DEUTSCHMARKS)


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     DESCRIPTION OF BUSINESS

Mannesmann Mobilfunk GmbH was incorporated on September 11, 1989. At December 31, 1997 Mannesmann AG, held a controlling interest of 65.23%, and AirTouch (Europe) B.V. & Co. Dienstleistungs- und Beteiligungs-KG held an interest of 34.77%.

The Company's primary business is the construction, manufacture and operation of a private mobile cellular network ("D2") within Germany. It is conducted under a licence agreement with the Federal Postal and Telecommunications Ministry expiring at the end of 2009.

Commercial activities commenced in mid 1992 and by the end of 1997 the Company had about 3,500,000 subscribers.

(b)     BASIS OF PRESENTATION

In order to conform with accounting principles generally accepted in the United States, certain adjustments are reflected in the financial statements which are not recorded in the German books of account. These adjustments relate primarily to capitalization of own payroll and related costs associated with the design and construction of telecommunications equipment, depreciation and amortization, pension liabilities and accounting for income taxes.

(c)     CASH AND CASH EQUIVALENTS

The Company considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.

                            MANNESMANN MOBILFUNK GMBH

                          NOTES TO FINANCIAL STATEMENTS

(d)     INVENTORIES

Inventories are stated at the lower of average cost or market.

(e)     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is calculated on both the straight-line and declining balance methods over the estimated useful lives of the assets as follows :


                                       Years    Percentage     Method
                                       -----    ----------     ------
 Telecommunications equipment:
  D2 infrastructure center              10          10%    straight-line
  Switching locations                   15        6.67%    straight-line
  Base station equipment
    - poles                             10          30%    declining balance
    - components                        20           5%    straight-line
  Transmission and message switching
    technology                          10          10%    straight-line
 Other equipment:
  Data processing equipment              4          30%    declining balance
  Office equipment                      10          30%    declining balance
  Measuring instruments                  5          30%    declining balance
  Vehicles                               5          30%    declining balance

Certain equipment installed at third party locations for rental periods less than the above useful lives are depreciated over the corresponding terms of the agreements.

(f)     OTHER ASSETS

Other assets are stated at cost. They consist mainly of computer software, patents, rights and concessions which are being amortized over periods ranging from three to eight years on a straight-line basis.

(g)     INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Accordingly, under this consensus, the benefit of the tax credit arising from the declaration of dividend distributions, to be included in the tax return for 1997 and 1996, is being recognized as a reduction of income tax expense in the 1997 and 1996 statements of income.

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

                            MANNESMANN MOBILFUNK GMBH

                          NOTES TO FINANCIAL STATEMENTS


(i)     USE OF ESTIMATES

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

(j)     FINANCIAL STATEMENT TRANSLATION

The financial statements are expressed in Deutschmarks and, solely for the convenience of the reader, have been translated into United States dollars at the rate of DM 1.7759 to U.S. $ 1, the closing rate quotation on December 31, 1997.

(2)     CASH AND CASH EQUIVALENTS

This caption includes cash equivalents representing time deposits for amounts maturing within periods of between one day and three months. Included in the balance at December 31, 1996 is a time deposit of DM 20,000.

(3)     RELATED PARTY TRANSACTIONS

The Company has significant business transactions with its main capital subscribers, Mannesmann AG and AirTouch (Europe) B.V. & Co. Dienstleistungs- und Beteiligungs-KG and their respective group companies. Such transactions are normally concluded within a range of terms similar to those made with non-related parties.

The significant balances and transactions with these related parties are shown separately in the balance sheet and statement of income. In addition, purchases of property, plant and equipment from related parties during the years stated are shown below:

                                                   1997        1996       1995
                                                  ------      ------      ------
Purchases included under property
  plant and equipment                      DM     10,828      3,802       6,878
                                                  ======      =====       =====

                            MANNESMANN MOBILFUNK GMBH

                          NOTES TO FINANCIAL STATEMENTS


The amounts shown as due to and from affiliated companies at December 31, 1997 and 1996 include interest bearing balances due to and from Mannesmann AG. For intercompany current account arrangements interest is fixed on an arms length basis. Also outstanding at each year-end are various loans receivable and payable at fixed rates of interest as follows:

                                              1997       1996
                                            -------    -------
Loans receivable                     DM          0     200,000
                                            ======     =======

Loans payable                        DM          0     100,000
                                            ======     =======

(4)     INVENTORIES

This caption includes stocks of products, parts and related supplies. The balances at December 31, 1997 and 1996 are as follows:

                                                        1997       1996
                                                      -------    -------
Mobile telephones                               DM      52,096     21,917
Subscriber identification module cards                  10,103      9,238
Spare parts                                              7,691      7,851
Other trade goods                                          823        833
                                                       -------    -------
                                                DM      70,713     39,839
                                                       =======    =======

(5)     INTEREST COST

The Company capitalizes interest related to the continuing expansion of the infrastructure for its private mobile cellular network. The following is a summary of interest cost incurred during 1997, 1996 and 1995:

                                                   1997        1996           1995
                                                   -----       -----         ------
Interest cost capitalized              DM         1,752         3,336         2,470
Interest cost charged to income                   5,159         5,335        33,384
                                                 ------        ------        ------
Total interest cost incurred           DM         6,911         8,671        35,854
                                                 ======        ======        ======

Interest capitalized has been included in the telecommunications equipment component of property, plant and equipment.

                            MANNESMANN MOBILFUNK GMBH

                          NOTES TO FINANCIAL STATEMENTS



(6)     PENSION PLANS

The Company has a defined benefit pension plan covering all of its 74 member management group (1996 and 1995 - 75 members).

Of the remaining 5,693 employees at the end of 1997 (1996 - 4,724), 2,839 (1996
- 2,614) are covered by a defined contribution plan funded externally with an insurance company, and 2,854 (1996 - 2,110) are not presently covered by such plans. All personnel are covered by a German state pension scheme under a defined contribution plan funded equally by the employer and the employee.

In addition to the foregoing plans, the Company introduced in 1997 a deferred compensation plan for senior employees. This is equivalent to a defined contribution plan under which the employees may elect to defer part of their current compensation until retirement age in return for a lump sum or a pension payment. The Company accrues its obligation for such deferred compensation, and related simple interest at a fixed rate of 6%, as part of its pension cost.

Under a continuing tax deductible scheme, the Company also accrues a nominal amount payable upon death in service to all its employees, other than those covered by separate arrangements under the management group plan.

The pension liabilities and costs of the defined benefit plan referred to above result directly from independent actuarial calculations based on the situation at the end of each year.

Up to and including December 31, 1996, such valuations were made in accordance with German tax and commercial rules. This approach was adopted because the Company considered, given the small number of employees covered, together with the short periods of prior service, that any potential adjustment or additional disclosures, that would be required had Statement of Financial Accounting Standards No 87, Employers' Accounting for Pensions, been applied, would not be material.

However, for the year ending December 31, 1997, the valuation was also made for purposes of presenting the financial statements in accordance with the foregoing statement in accordance with accounting principles generally accepted in the United States.

                            MANNESMANN MOBILFUNK GMBH

                          NOTES TO FINANCIAL STATEMENTS



The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at December 31, 1997 and 1996:

                                                                         1997           1996
                                                                       -------         -------
Actuarial present value of benefit obligations:
Vested benefit obligation                                    DM          7,708           6,986
                                                                       =======         =======
Accumulated benefit obligation                               DM         11,148           9,761
                                                                       =======         =======

Projected benefit obligation                                 DM         12,696          11,298
Plan assets at fair value                                                 --              --
                                                                       -------         -------
Projected benefit obligation in excess of plan assets                   12,696          11,298
Unrecognized net loss                                                      (65)           --
Unrecognized obligation arising from the different
  German and United States accounting bases at
  December 31, 1996, recognized for an updated
  adjusted amount of DM 1,938 at December 31, 1997                        --            (2,089)
                                                                       -------         -------
Pension liability for the defined benefit plan               DM         12,631           9,209
Deferred compensation plan                                                 572            --
Death in service scheme                                                    792             644
                                                                       -------         -------
Total per balance sheet                                      DM         13,995           9,853
                                                                       =======         =======

The pension liability of the defined benefit plan is not specifically funded but considered to be represented by the Company's assets in general, and accordingly the plan assets at fair value are shown as nil.

The pension liabilities for the deferred compensation plan and death in service scheme are similarly unfunded.

The elements of pension cost charged to income for 1997 are as follows:

                                                                            1997
                                                                           -----
Service cost - benefits earned during the year
  Defined benefit plan                                                DM     926
  Deferred compensation plan                                                 579
  Death in service plan                                                      148

Interest cost
  Defined benefit plan                                                       733
  Deferred compensation plan                                                  18

Adjustment to recognize the cumulative effect of restating pension obligations from the German to the United States bases of
  accounting at December 31, 1997
        Defined benefit plan                                               1,938

Other pension costs of the insurance and German state
  funded schemes                                                           2,195
                                                                           -----
Total pension cost for 1997                                           DM   6,537
                                                                           =====

                            MANNESMANN MOBILFUNK GMBH

                          NOTES TO FINANCIAL STATEMENTS


The pension costs charged to income for 1996 and 1995 are DM 3,207 and DM 3,389 respectively.

Assumptions used in accounting for the defined benefit plan under the projected unit credit method as of December 31, 1997 and, in respect of the vested, accumulated and projected benefit obligations disclosed above, as of December 31, 1996 were:

                                                    1997         1996
                                                   -------     --------
Discount rates                                       6.5%         6.5%
Rates of increase in compensation levels             2.5%         2.5%
Rates of increase in payments to retirees
  due to inflation                                   1.5%         1.5%

However, the pension liability for the defined benefit plan included in the balance sheet at December 31, 1996 is based on the 6% discount rate in accordance with German tax and commercial rules.

(7)     OTHER NON-CURRENT LIABILITIES

This represents a provision for site restoration costs expected to be incurred upon expiration of the respective leases.


(8)     INCOME TAXES

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

Total income taxes for the years ended December 31, 1997, 1996 and 1995 were allocated as follows:

                                               1997             1996              1995
                                            ---------        ---------         ---------
Income                            DM        1,012,840          691,316           383,212
Cumulative effect of change in
  accounting for income taxes                    --               --            (63,297)
                                            ---------        ---------         ---------
                                  DM        1,012,840          691,316          319,915
                                            =========        =========         =========

                            MANNESMANN MOBILFUNK GMBH

                          NOTES TO FINANCIAL STATEMENTS


Income tax expense attributable to income for the years ended December 31, 1997, 1996 and 1995 consists of various types of taxes as follows:

                                             Current    Deferred     Total
                                             -------    --------     -----
Year ended December 31, 1997
  German trade tax                      DM    350,700      37,952    388,652
  German corporate tax                        504,282      77,804    582,086
  German solidarity surcharge tax              37,821       4,281     42,102
                                              -------     -------  ---------
                                        DM    892,803     120,037  1,012,840
                                              =======     =======  =========
Year ended December 31, 1996
  German trade tax                      DM    139,500     107,210    246,710
  German corporate tax                        189,221     224,354    413,575
  German solidarity surcharge tax              14,192      16,839     31,031
                                              -------     -------    -------
                                        DM    342,913     348,403    691,316
                                              =======     =======    =======
Year ended December 31, 1995
  German trade tax                      DM         --     117,922    117,922
  German corporate tax                             --     246,769    246,769
  German solidarity surcharge tax                  --      18,521     18,521
                                              -------     -------    -------
                                        DM         --     383,212    383,212
                                              =======     =======    =======

The respective rates for the above types of taxes and their application for the years ended December 31, 1997, 1996 and 1995 are analyzed as follows:

                                                                         1997             1996              1995
                                                                         ------          -------           -----
                                                                        %                  %                %
Income before income taxes                                                  100              100              100
German trade tax gross  average rate of  18.0% for 1997,
  and 17.7% for 1996 and 1995 applied to income before
  income taxes                                                            (18.0)           (17.7)          (17.7)
                                                                         ------           ------          ------
                                                                           82.0             82.3            82.3
German corporate tax gross rate for undistributed income of
  45% for 1997, 1996 and 1995 applied to income after
  German trade tax, a net rate of 36.9% for 1997 and
  37.04% for 1996 and 1995                                                (36.9)           (37.04)         (37.04)
                                                                         ------            ------          ------
                                                                           45.1             45.26           45.26
German solidarity surcharge tax gross rate of 5.5%, announced in 1997 effective 1998, and 7.5% for 1996 and 1995 applied to German corporate tax rate  of 36.9 for 1997,
  and 37.04% for 1996 and 1995, a net rate of 2.03% for
  1997, and 2.78% for 1996 and 1995                                        (2.03)           (2.78)          (2.78)
                                                                          ------           ------          ------
Income after income taxes                                                  43.07            42.48           42.48
                                                                          ======           ======          ======
German trade tax net rate                                                  18.00            17.70           17.70
German corporate tax net rate                                              36.90            37.04           37.04
German solidarity surcharge tax net rate                                    2.03             2.78            2.78
                                                                          ------           ------          ------
Combined German income tax rate                                            56.93            57.52           57.52
                                                                          ======           ======          ======


Income tax expense attributable to income was DM 1,012,840, DM 691,316 and DM 383,212 for the years ended December 31, 1997, 1996 and 1995, respectively, and differed from the amount computed by applying the above combined German income tax rate of 56.93% for 1997 and 57.52% for 1996 and 1995 to pretax income as a result of the following:

                            MANNESMANN MOBILFUNK GMBH

                          NOTES TO FINANCIAL STATEMENTS

                                                                  1997             1996             1995
                                                               ---------          -------          -------

Computed "expected" tax expense                       DM       1,237,403          764,642          383,212
Adjustment to reflect net effect of lower German
  corporate tax rate applicable to the declared
  dividend distribution                                         (214,286)         (80,612)            --
Adjustment to deferred tax liability for the
  enacted reduction in the solidarity surcharge
  tax rate and the higher average trade tax rate                  (4,692)            --               --
Adjustments to German book basis income for
  net effect of permanent differences attributable
  to certain non taxable income and non
  deductible expense in computing the German
  fiscal basis income                                             (5,585)           7,286             --
                                                               ---------          -------          -------
                                                      DM       1,012,840          691,316          383,212
                                                               =========          =======          =======

The significant components of the income tax expense attributable to the income for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                    1997          1996            1995
                                                                ---------        -------        -------

Current German fiscal basis tax expense                 DM        892,803        342,913           --
Deferred tax expense attributable to the
  realization of the benefit of net operating loss
  carryforwards                                                      --          152,391        244,994
Tax effect of the temporary differences between
  the financial statement carrying amounts of
  existing assets and liabilities and their
  respective tax bases                                            120,037        196,012        138,218
                                                                ---------        -------        -------
Net tax expense                                         DM      1,012,840        691,316        383,212
                                                                =========        =======        =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31,1997 and 1996 are presented below:

                                                                   1997         1996
                                                                --------       --------
Deferred tax liabilities:
  Property, plant and equipment due to differences
    in capitalization and related depreciation          DM       578,595        457,455
  Pension liabilities due to adoption of
    United States basis of accounting                             (1,103)          --
                                                                --------       --------
     Total deferred tax liabilities                     DM       577,492        457,455
                                                                ========       ========

(9)   COMMITMENTS

The Company is obligated under various noncancelable operating leases, primarily of a long-term nature, for the main administrative building, base stations and sales offices. The rental expense charged to income during 1997, 1996 and 1995 was DM 128,793, DM 88,059 and DM 65,922, respectively.

                            MANNESMANN MOBILFUNK GMBH

                          NOTES TO FINANCIAL STATEMENTS


Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) are:

Year ending December 31:
  1998                                          DM      62,404
  1999                                                  58,509
  2000                                                  53,245
  2001                                                  51,566
  2002                                                  49,224
  2003 and beyond                                       82,057
                                                       -------
    Total minimum lease payments                DM     357,005
                                                       =======

(10)  SUBSCRIBED CAPITAL

Subscribed capital is represented by whole sum subscription amounts on a proportional basis to the investing parties. The respective amounts of proportional subscriptions directly reflect the percentage of respective ownership and related voting and dividend rights.

(11)  RESTRICTIONS ON RETAINED EARNINGS

The payment of dividends from retained earnings is restricted to the extent of available retained earnings per the German books of account. At December 31, 1997 there are retained earnings of DM 12,484 per the German books of account, after payment of dividends during the year aggregating DM 1,376,189.

(12)  FINANCIAL INSTRUMENTS

The fair values of all the Company's financial instruments at December 31, 1997 and 1996 approximate the carrying amounts either because of the short-term maturity of these instruments or because of the insignificant movement in interest rates compared to those fixed for amounts due and from related parties over their relatively short terms.

The Company has no involvement with derivative financial instruments.

(13)  ADVERTISING COSTS

The advertising costs directly charged to income during 1997, 1996 and 1995 were DM 71,448, DM 65,824 and DM 61,116 respectively.

                            MANNESMANN MOBILFUNK GMBH

                          NOTES TO FINANCIAL STATEMENTS



(14)    RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
        ACTIVITIES

The reconciliation of net income to net cash provided by operating activities for the years ended December 31, 1997, 1996 and 1995 follows:

                                               1997            1997             1996            1995
                                           ----------       ----------       ----------       ----------
                                           U.S. Dollars       Deutsch-        Deutsch-         Deutsch-
                                            (note 1)          marks            marks             marks
Cash flows from operating activities:
  Net income                                  653,591        1,160,712          638,034          346,310
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Cumulative effect of change in
       accounting principle                      --               --               --            (63,297)
     Deferred income taxes                     67,592          120,037          348,403          383,212
     Depreciation and amortization            270,252          479,941          390,775          305,270
     Allowance for doubtful accounts           12,118           21,520           24,762            9,651
     Loss on sale of equipment                  1,957            3,475            3,290            1,039
     Provision for pension costs                2,447            4,345            1,885            1,796
     Provision for other costs                  9,136           16,225           26,855            4,095
     Changes in operating assets and
       liabilities:
       Accounts receivable                    (91,903)        (163,210)        (249,804)        (153,849)
       Due from affiliated companies          109,972          195,300         (212,671)           7,164
       Inventories                            (17,385)         (30,874)          (3,404)         (13,427)
       Prepaid expenses                        (1,461)          (2,594)          (4,304)          (6,870)
       Other current assets                     5,693           10,110          (20,122)          (4,347)
       Accounts payable                       114,747          203,779           64,553           36,423
       Income taxes payable                   106,741          189,562           37,482             --
       Accrued expenses                        30,753           54,614           59,509           19,412
       Due to affiliated companies             51,149           90,835              385           (1,499)
       Pension liabilities                       (114)            (203)            (850)             (76)
                                           ----------       ----------       ----------       ----------
Net cash provided by operating
  activities                                1,325,285        2,353,574        1,104,778          871,007
                                           ==========       ==========       ==========       ==========

The Company paid DM 2,161, DM 4,836 and DM 40,677 for interest (net of amounts capitalized) and DM 703,241, DM 305,431 and DM - for income taxes in 1997, 1996 and 1995 respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors of AirTouch Communications, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 2, 1998 appearing on page 29 of the 1997 Annual Report to Stockholders of AirTouch Communications, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP

San Francisco, California
March 2, 1998

                 AirTouch Communications, Inc. and Subsidiaries
          Schedule II - Valuation and Qualifying Accounts and Reserves
                             (Dollars in millions)


                           Column A                       Column B               Column C               Column D          Column E
            -------------------------------------         ---------       ---------------------       -----------        ---------
                                                           Balance         Charged      Charged                           Balance
                                                             at              to           to                                 at
                                                          beginning       costs and      other                              end
                         Description                      of period       expenses     accounts        Deductions        of period
                         -----------                      ---------       --------     --------        ----------        ---------
           Year ended December 31, 1997:
             Allowance for doubtful accounts                 $61            $114        $(5)(a)         $126(b)             $44
             Deferred tax valuation allowance                $ 2            $  5                                            $ 7
             Other loss reserves and allowances              $21            $ 28                        $ 29                $20

           Year ended December 31, 1996:
             Allowance for doubtful accounts                 $21            $ 62        $37(c)          $ 59(b)             $61
             Deferred tax valuation allowance                $26            $  6                        $ 30(d)             $ 2
             Other loss reserves and allowances              $40            $ 18        $ 2(c)          $ 39                $21

           Year ended December 31, 1995:
             Allowance for doubtful accounts                 $10            $ 56                        $ 45(b)             $21
             Deferred tax valuation allowance                $11            $ 28                        $ 13(d)             $26
             Other loss reserves and allowances              $ 3            $ 40                        $  3                $40


----------
(a) Represents foreign currency exchange gains or (losses) recorded in the "Cumulative translation adjustment" account, a component of stockholders' equity.

(b)       Amounts reflect items written-off, net of recoveries.

(c) Amounts reflect allowances acquired through acquisitions, net of dispositions.

(d)       Amounts reflect realization of tax benefit.