Form 10-Q
period 1998-03-31
AIRTOUCH COMMUNICATIONS INC
filed 1998-05-13
CIK 904255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

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


At April 30, 1998, 572,421,404 shares of common stock were outstanding.

                          AIRTOUCH COMMUNICATIONS, INC.

                          INDEX TO REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS:

                  Consolidated Statements of Income..............................     3

                  Consolidated Balance Sheets....................................     4

                  Consolidated Statements of Cash Flows..........................     5

                  Notes to Consolidated Financial Statements.....................     6

                  Selected Proportionate Financial Data .........................     8

                  Selected Proportionate Operating Data .........................    10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ...............................    11

              REPORT OF INDEPENDENT ACCOUNTANTS .................................    17



                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ......................................................    18

ITEM 2.  CHANGES IN SECURITIES ..................................................    18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ........................................    18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................    18

ITEM 5.  OTHER INFORMATION ......................................................    18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .......................................    18

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES


============================================================================================
                                                                           (Unaudited)
                                                                        Three Months Ended
                                                                            March 31
                                                                    ------------------------
(Dollars in millions, except per share information)                   1998            1997
--------------------------------------------------------------------------------------------
Operating revenues                                                  $     958      $     836
--------------------------------------------------------------------------------------------

Operating expenses:
      Cost of revenues                                                    201            177
      Selling and customer operations expenses                            261            208
      General, administrative, and other expenses                         118            107
      Depreciation and amortization expenses                              144            136
--------------------------------------------------------------------------------------------
Total operating expenses                                                  724            628
--------------------------------------------------------------------------------------------
Operating income                                                          234            208
Equity in net income (loss) of unconsolidated wireless systems:
      U.S.                                                                 (4)            (2)
      International                                                        81             10
Minority interests in net (income) loss of consolidated
      wireless systems                                                    (42)           (39)
Interest:
      Expense                                                             (19)           (26)
      Income                                                                6              5
Miscellaneous income (expense)                                            (10)             3
--------------------------------------------------------------------------------------------
Income before income taxes and preferred dividends                        246            159
Income taxes                                                               79             82
--------------------------------------------------------------------------------------------
Income before preferred dividends                                         167             77
Preferred dividends                                                        14             13
--------------------------------------------------------------------------------------------
Net income applicable to common stockholders                        $     153      $      64
============================================================================================

Net income applicable to common stockholders - per share
      Basic and diluted                                             $    0.30      $    0.13
============================================================================================
Weighted average shares outstanding (in thousands)                    509,424        502,811
============================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES


=======================================================================================================================
                                                                                               (Unaudited)
                                                                                                  MARCH 31  December 31
(Dollars in millions)                                                                                 1998         1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                       $    35      $     1
   Accounts receivable (net of allowance for uncollectibles of $41 and $44, respectively)              445          472
   Inventories                                                                                          84          106
   Other receivables                                                                                   139           44
   Due from related parties                                                                             52           48
   Other current assets                                                                                113           51
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                   868          722
Property, plant, and equipment, net                                                                  2,597        2,539
Investments in unconsolidated wireless systems                                                       2,382        2,068
Intangible assets, net                                                                               3,279        3,297
Deferred charges and other noncurrent assets                                                           275          344
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                                                       $ 9,401      $ 8,970
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                                                         $   208      $   244
   Current portion of long-term debt                                                                    46           57
   Other current liabilities                                                                           584          675
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                              838          976
Long-term debt                                                                                       1,488        1,362
Deferred income taxes                                                                                  731          711
Deferred credits                                                                                        89           86
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                    3,146        3,135
-----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interests in consolidated wireless systems                                                    337          306
-----------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock and additional paid-in capital ($.01 par value; 50 million shares authorized):
      Series A (6 million shares authorized, no shares issued or outstanding)                           --           --
      6.00% Class B Mandatorily Convertible (24 million shares authorized;
          17.2 million shares issued and outstanding; liquidation value of $500)                       500          500
      4.25% Class C Convertible (19 million shares authorized, 11.1 million shares issued
         and outstanding; liquidation value of $554)                                                   541          541
   Common stock and additional paid-in capital ($.01 par value; 1.1 billion shares authorized,
      513.2 million shares issued and 512.6 million shares outstanding [net of
      0.5 million treasury shares at cost of $12 ] at March 31, 1998, 506.1 million shares issued and 505.5 million shares
      outstanding [net of 0.5 million treasury shares at cost of $11] at December 31, 1997)          4,343        4,079
Retained earnings                                                                                      568          415
Accumulated other comprehensive income                                                                  (6)           1
Deferred compensation                                                                                  (28)          (7)
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                           5,918        5,529
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                         $ 9,401      $ 8,970
=======================================================================================================================



The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES


======================================================================================================
                                                                                       (Unaudited)
                                                                                    Three Months Ended
                                                                                         March 31
                                                                                    ------------------
(Dollars in millions)                                                                 1998        1997
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Income before preferred dividends                                                  $ 167      $  77
   Adjustments to reconcile income before preferred dividends for items currently not affecting operating cash flows:
         Depreciation, amortization, and other non cash charges                         145        138
         Equity in net (income) loss of unconsolidated wireless systems                 (77)        (8)
         Distributions received from equity investees                                    16        106
         Minority interests in net income (loss) of consolidated wireless systems        42         39
         Deferred income tax (benefit) expense                                            7        (10)
         Loss (gain) on sale of assets and telecommunications interests                  (1)         1
         Changes in assets and liabilities:
            Accounts receivable, net                                                     25        (11)
            Other current assets and receivables                                        (49)        (3)
            Deferred charges and other noncurrent assets                                  3        (32)
            Accounts payable and other current liabilities                             (140)       (23)
            Deferred credits and other liabilities                                        4          3
------------------------------------------------------------------------------------------------------
Cash flows from operating activities                                                    142        277
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Investments in unconsolidated wireless systems                                      (137)       (75)
   Additions to property, plant, and equipment                                         (171)      (140)
   Proceeds from sale of property, plant, and equipment                                   3          3
   Maturity of available-for-sale securities                                             --          5
   Other investing activities                                                            --          1
------------------------------------------------------------------------------------------------------
Cash flows from investing activities                                                   (305)      (206)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuing long-term debt and commercial paper                            211        246
   Retirement of long-term debt and commercial paper                                    (72)      (262)
   Distributions to minority interests of consolidated wireless systems                  (9)       (15)
   Contributions from minority interests of consolidated wireless systems                 2          5
   Proceeds from common shares issued                                                    81          9
   Payment of preferred stock dividends                                                 (13)       (13)
   Other financing activities                                                            (2)        (1)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities                                                    198        (31)
------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                             (1)        (5)
------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                  34         35
Beginning cash and cash equivalents                                                       1         28
------------------------------------------------------------------------------------------------------
Ending cash and cash equivalents                                                      $  35      $  63
======================================================================================================


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


A.  BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements of AirTouch Communications, Inc. (the "Company") furnished herein have been reviewed by independent accountants and reflect all adjustments which are, in the opinion of the Company, necessary to present fairly the financial position and results of operations for each interim period presented. All such adjustments are normal recurring adjustments. The Company recommends that these interim financial statements be read in conjunction with the Consolidated Financial Statements and accompanying Notes presented in the Company's 1997 Annual Report on Form 10-K.

With respect to the unaudited consolidated financial information of the Company as of and for the three-month periods ended March 31, 1998 and 1997 included herein, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 4, 1998 appearing herein, states that they did not audit and they do not express an opinion on the unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of this Form 10-Q prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Act.


B.  CHANGES FROM DECEMBER 31, 1997

Effective with the issuance of these financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," consistent with the required adoption period. For the Company, comprehensive income includes income before preferred dividends, unrealized gain (loss) on available-for-sale securities, cumulative translation adjustments, and minimum pension liability adjustments. The Company's total comprehensive income was $160 million and $52 million for the three-month periods ended March 31, 1998 and 1997, respectively. The implementation of SFAS No. 130 did not have an impact on the Company's financial position or results of operation.


C.  INVESTMENTS IN UNCONSOLIDATED WIRELESS SYSTEMS

The Company's investments in unconsolidated wireless systems consist of the following:


================================================================================
                                                    MARCH 31         December 31
(Dollars in millions)                                   1998                1997
--------------------------------------------------------------------------------
Investments at equity                                  $2,268             $1,958
Investments at cost                                       114                110
--------------------------------------------------------------------------------
                                                       $2,382             $2,068
================================================================================

The Company's equity in net income of significant equity investees (Mannesmann Mobilfunk GmbH and CMT Partners) was $107 million and $75 million for the three months ended March 31, 1998 and 1997, respectively. The Company's equity in net income of these investees differs from its proportionate share of their reported net income in the table below primarily due to amortization of intangibles and other adjustments. Condensed operating results for the Company's significant equity investments are as follows:


================================================================================
                                                           Three Months Ended
                                                                 March 31
                                                           ---------------------
(Dollars in millions)                                      1998             1997
--------------------------------------------------------------------------------
Mannesmann Mobilfunk GmbH
   Operating revenues                                      $878             $740
   Operating income                                        $365             $252
   Net income                                              $157             $108
CMT Partners
   Operating revenues                                      $134             $139
   Operating income                                        $ 54             $ 53
   Net income                                              $ 58             $ 57
================================================================================



D.  MEDIAONE GROUP MERGER

On April 6, 1998, the Company completed the transaction to acquire the U.S. cellular business and the 25% PrimeCo Personal Communications, L.P. interest (the "Acquired Businesses") of MediaOne Group (formerly U S WEST Media Group). The

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



acquisition was structured as a tax-free merger in which the subsidiaries of MediaOne Group owning the Acquired Businesses merged into the Company, which is the surviving corporation. In the merger, the Company issued approximately 59.4 million shares of common stock having a fair market value of about $2.9 billion and approximately $1.6 billion of dividend-bearing preferred stock with a 5.143% coupon. The Company also assumed approximately $1.4 billion of debt associated with the Acquired Businesses. Additionally, the Company has granted MediaOne Group registration rights with respect to the common stock and preferred stock issued in the merger.


E.  CONTINGENCIES

The Company has been a defendant in various antitrust lawsuits filed in both state and federal courts. In 1993, a class action complaint was filed in Orange County Superior Court alleging price fixing in the Los Angeles cellular market. A parallel class action filed in Orange County Superior Court in 1994 was stayed pending the resolution of the 1993 case. In 1997, a settlement of the 1993 case was approved by the Court. In 1994, two class action complaints also alleging price fixing were filed against the Company, one in San Diego County Superior Court and one in the U.S. District Court. The state case was dismissed and a settlement of the federal case has been reached but has not yet been approved by the Court. Also in 1994, a class action complaint was filed against the Company in San Francisco County Superior Court alleging price fixing. In 1996, an almost identical class action complaint was filed against the Company in Alameda County Superior Court. The two cases were assigned to a single judge for coordination. In 1998, a settlement of these cases was approved by the Court. In the aggregate these settlements will not have a material adverse effect on the Company's financial position or results of operations.

The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these various other proceedings cannot be ascertained, management does not expect that they will have a material adverse effect on the Company's financial position or results of operations.

In the ordinary course of business, the Company has issued letters of responsibility and letters of support for performance guarantees, refundable security deposits, and credit facilities of certain subsidiaries and affiliates providing varying degrees of recourse to the Company. At March 31, 1998, the Company's proportionate share under such arrangements was $153 million. The Company believes it is remote that it will be required to pay under these various arrangements.


F.  SUBSEQUENT EVENTS

On April 29, 1998, the Company issued $500 million of 6.65% notes due May 1, 2008. The Company used the proceeds from the sale of the notes to retire commercial paper issued in connection with its acquisition of MediaOne Group.

                 AirTouch Communications, Inc. and Subsidiaries


SELECTED PROPORTIONATE FINANCIAL DATA (UNAUDITED) (1)


----------------------------------------------------------------------------------------------
                                                                            Three Months Ended
                                                                                March 31
                                                                         ---------------------
(Dollars in millions)                                                     1998           1997
----------------------------------------------------------------------------------------------
TOTAL COMPANY
Service and other revenues                                               $ 1,355       $ 1,113
Operating expenses before depreciation and amortization expenses (2)         808           700
Depreciation and amortization expenses                                       216           188
Operating income                                                             331           225
Interest and other income (expenses)                                         (34)          (24)
----------------------------------------------------------------------------------------------
Income before income taxes and preferred dividends                           297           201
Income taxes                                                                 130           124
----------------------------------------------------------------------------------------------
Income before preferred dividends                                            167            77
Preferred dividends                                                           14            13
----------------------------------------------------------------------------------------------
Net income applicable to common stockholders                             $   153       $    64
==============================================================================================
Operating cash flow (3)                                                  $   547       $   413
Operating cash flow margin (4)                                              40.4%         37.1%
==============================================================================================

U.S. CELLULAR OPERATIONS
Service and other revenues                                               $   621       $   562
Cost of revenues                                                              63            57
Selling and customer operations expenses (2)                                 225           197
General, administrative, and other expenses                                   36            36
Depreciation and amortization expenses                                       102            95
----------------------------------------------------------------------------------------------
Operating income                                                         $   195       $   177
==============================================================================================
Operating cash flow (3)                                                  $   297       $   272
Operating cash flow margin (4)                                              47.8%         48.4%
==============================================================================================

INTERNATIONAL OPERATIONS
Service and other revenues                                               $   626       $   470
Operating expenses before depreciation and amortization expenses (2)         370           321
Depreciation and amortization expenses                                        81            64
----------------------------------------------------------------------------------------------
Operating income                                                         $   175       $    85
==============================================================================================
Operating cash flow (3)                                                  $   256       $   149
Operating cash flow margin (4)                                              40.9%         31.7%
==============================================================================================

U.S. PAGING OPERATIONS (5)
Service and other revenues (6)                                           $    89       $    79
Operating expenses before depreciation and amortization expenses              59            54
Depreciation and amortization expenses                                        19            18
----------------------------------------------------------------------------------------------
Operating income                                                         $    11       $     7
==============================================================================================
Operating cash flow (3)                                                  $    30       $    25
Operating cash flow margin (4)                                              33.7%         31.6%
==============================================================================================

U.S. PCS OPERATIONS (7)
Service and other revenues                                               $    19       $     3
Operating expenses before depreciation and amortization expenses              38            25
Depreciation and amortization expenses                                        11             8
----------------------------------------------------------------------------------------------
Operating income (loss)                                                  $   (30)      $   (30)
==============================================================================================
Operating cash flow (3)                                                  $   (19)      $   (22)
Operating cash flow margin (4)                                            (100.0)%      (733.3)%
==============================================================================================

                 AirTouch Communications, Inc. and Subsidiaries



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

(2)    Includes net losses on equipment sold to acquire and retain customers.

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

(4) Operating cash flow margin is calculated by dividing "Operating cash flow" by "Service and other revenues."

(5) U.S. Paging Operations, which are wholly owned by the Company, include operations in Canada.

(6)    Includes any gain or loss on equipment sales.

(7) PCS data relates to PrimeCo Personal Communications, L.P. ("PrimeCo"), a U.S. personal communications service ("PCS") business in which the Company has a 25% interest as of March 31, 1998. Because PrimeCo does not own 100% of all its markets, the Company's March 31, 1998 overall effective ownership in these markets is slightly less.

                 AirTouch Communications, Inc. and Subsidiaries

SELECTED PROPORTIONATE OPERATING DATA (UNAUDITED) (1)



-------------------------------------------------------------------------

                                                      Three Months Ended
(Dollars in millions and operating                        March 31
                                                    ---------------------
 data in thousands, except per unit data)             1998         1997
-------------------------------------------------------------------------
TOTAL COMPANY
Cellular and PCS POPs (2)(3)(4)                      180,759      178,367
Cellular and PCS subscribers (2)(4)                    8,270        5,487
Paging units in service (4)(5)                         3,228        2,960
Total proportionate customers (4)                     11,498        8,447
Cellular and PCS subscriber net adds in period,
      excluding acquisitions (2)                         655          341
Capital expenditures and capital calls,
      excluding acquisitions (6)                    $    265     $    164
Proportionate capital expenditures (7)              $    314     $    273
-------------------------------------------------------------------------
U.S. CELLULAR OPERATIONS
Cellular POPs (3)(4)                                  44,092       43,364
Cellular subscribers (4)                               4,560        3,550
Cellular subscriber net adds in period,
      excluding acquisitions                             171          147
Monthly average revenue per unit                    $  46.71     $  53.95
Monthly cash cost per unit                          $  24.37     $  27.84
Proportionate capital expenditures (7)              $    120     $     66
-------------------------------------------------------------------------

INTERNATIONAL OPERATIONS
Cellular POPs (3)(4)                                 122,438      120,774
Cellular subscribers (4)                               3,589        1,910
Cellular subscriber net adds in period,
      excluding acquisitions                             455          176
Monthly average revenue per unit                    $  62.06     $  85.96
Monthly cash cost per unit                          $  36.68     $  58.71
Proportionate capital expenditures (7)              $    155     $    158
-------------------------------------------------------------------------

U.S. PAGING OPERATIONS (8)
Total paging units in service (4)                      3,140        2,923
Paging units in service net adds in period,
      excluding acquisitions                              38           73
Capital expenditures (6)                            $     18     $     18
-------------------------------------------------------------------------

U.S. PCS OPERATIONS (2)
PCS POPs (2)(3)(4)                                    14,229       14,229
PCS subscribers (2)(4)                                   121           27
PCS subscriber net adds in period,
      excluding acquisitions (2)                          29           18
Monthly average revenue per unit                    $  59.86     $  62.43
Monthly cash cost per unit                          $ 119.72     $ 520.25
=========================================================================


Footnotes:

(1) Reflects operating data of systems and total units in service of paging systems in which the Company owns an interest, multiplied by the Company's ownership interest, exclusive of cost-based investments and certain equity-based investments that are not material to the information presented.

(2) PCS data relates to PrimeCo Personal Communications, L.P. ("PrimeCo"), a U.S. personal communications service ("PCS") business in which the Company has a 25% interest as of March 31, 1998. Because PrimeCo does not own 100% of all its markets, the Company's March 31, 1998 overall effective ownership in these markets is slightly less.

(3) POPs are the estimated market population multiplied by the Company's ownership interest in a licensee operating in that market and includes markets in which the networks are under construction and the markets of certain cost-based investments not included in proportionate operating results.

(4)    As of the period ended.

(5)    Includes paging units in service in the U.S. and Internationally.

(6) Reflects GAAP-basis operating data, in millions, for the three months ended March 31.

(7) Proportionate capital expenditures are expenditures for property, plant, and equipment of each system in which the Company owns an interest multiplied by the Company's ownership interest.

(8) U.S. Paging Operations, which are wholly owned by the Company, include operations in Canada.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL
The following discussion and analysis for AirTouch Communications, Inc., together with its subsidiaries and partnerships (collectively, the "Company" or "AirTouch"), focuses on material changes in financial condition from December 31, 1997 and in results of operations with respect to the quarter ended March 31, 1998 and the quarter ended March 31, 1997. This discussion and analysis should be read in conjunction with management's discussion and analysis included in the Company's 1997 Annual Report on Form 10-K and with the Company's Consolidated Financial Statements and accompanying Notes included herein.

Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such forward-looking statements are often identified by the words "estimate," "project," "intend," "plan," "expect," "believe," or similar expressions. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, but are not limited to: a change in economic conditions in the various markets served by the Company's operations which would adversely affect the level of demand for wireless services; greater-than-anticipated competitive activity requiring reduced pricing and/or new product offerings or resulting in higher customer selling costs; greater-than-expected growth in customers and usage driving increased investment in network capacity; the level of fraudulent activity; the impact of new business opportunities requiring significant up-front investments; the impact on capital spending from the deployment of new technologies; and the possibility that technologies will not perform according to expectations or that vendors' performance will not meet Company requirements. These and other risks and uncertainties related to the business are described in detail in the Company's 1997 Annual Report on Form 10-K under the heading "Investment Considerations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

MEDIAONE GROUP MERGER
On April 6, 1998, the Company and MediaOne Group ("MediaOne"), formerly U S WEST Media Group, announced that they had completed merging MediaOne's U.S. cellular and PCS interests into AirTouch. In the merger, AirTouch issued approximately
59.4 million shares of AirTouch common stock having a fair market value of about $2.9 billion and approximately $1.6 billion in AirTouch dividend-bearing preferred stock. AirTouch assumed approximately $1.4 billion of debt associated with the acquired business. For a discussion of funding related to the MediaOne merger, see "Liquidity and Capital Resources - Funding of Future Requirements". Additionally, AirTouch has granted MediaOne registration rights with respect to the common stock and preferred stock issued in the merger, as described in the Amended and Restated Investment Agreement between AirTouch and MediaOne filed as Exhibit 10 to AirTouch's Current Report on Form 8-K/A-1 dated April 6, 1998.

Earnings per share dilution resulting from the merger, primarily due to the amortization of acquisition intangibles, incremental interest expense, preferred dividends, and common shares issued, is expected to reach approximately $0.40 per share in 1999 and decline thereafter. The Company plans to pursue cost savings to mitigate this dilution; however, there can be no assurance that such plans will successfully mitigate any dilution.

For a more detailed discussion of the MediaOne merger and for pro forma financial statements at December 31, 1997 and the year then ended which present the combined results of operations, including merger-related adjustments, as if the merger was effective on January 1, 1997, please see the Company's Current Report on Form 8-K/A-1 dated April 6, 1998.

RESULTS OF OPERATIONS
The following discussions compare the results of operations for the quarter ended March 31, 1998 to the quarter ended March 31, 1997. Because the Company's merger with MediaOne occurred subsequent to the first quarter of 1998, the impact of the MediaOne merger is not included in the discussions below. The operating results of the periods discussed below are not necessarily indicative of operating results in future periods.

Consolidated Operations
Consolidated operating revenues increased 15% while consolidated operating income rose 13% primarily as a result of substantial subscriber growth in the Company's U.S. and international cellular markets.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

Increases in equity in net income of unconsolidated international wireless systems is primarily attributable to continued growth in the subscriber base by the wireless systems operated by the Company's equity investees.

The net change in miscellaneous income (expense) was primarily related to foreign currency exchange losses and reflects the unfavorable changes in foreign currency exchange rates compared to the U.S. Dollar.

Excluding the effect of equity in net income of unconsolidated international wireless systems and the effect of foreign consolidated entities, the effective tax rates were approximately 40% and 45% for the three-month periods ended March 31, 1998 and 1997, respectively.


U.S. Cellular Operations
-------------------------------------------------------------------------------
                                                                  Three
                                                               Months Ended
                                                                  March 31
                                                             ------------------
(Dollars in millions)                                        1998          1997
-------------------------------------------------------------------------------
Service and other revenues                                   $ 617        $ 557
Equipment sales                                                 30           28
-------------------------------------------------------------------------------
Operating revenues                                             647          585
-------------------------------------------------------------------------------
Operating expenses before depreciation
    and amortization expenses                                  359          316
Depreciation and amortization expenses                          98           94
-------------------------------------------------------------------------------
Operating income                                               190          175
Equity in net income (loss) of
    unconsolidated wireless systems                             30           30
Minority interests in net (income) loss
    of consolidated wireless systems                           (21)         (24)
Other (income) expense included in
    equity income and minority interests (a)                    (4)          (4)
-------------------------------------------------------------------------------
U.S. cellular operating contribution
    to net income (b)                                        $ 195        $ 177
===============================================================================


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

The improvement in the Company's U.S. cellular operating revenues was primarily the result of a 26% increase in subscribers. Continued customer growth in U.S. cellular's consolidated markets was primarily achieved through advertising and by continuing to offer competitive incentive programs such as waived service establishment charges, discounted monthly access fees, discounted cellular handsets, discounted air time packages, promotional air time credits at the beginning of service contracts, options to purchase bundled minutes of use at fixed monthly rates, and reduced or fixed rates for off-peak usage and roaming. Year-over-year revenue improvement associated with the increase in subscribers was partially offset by a 12% decline in revenue per minute of use (excluding revenue from equipment sales) primarily attributable to continued penetration of consumer markets and to rate reductions and discounts offered to new and existing customers in response to increasing competition. In addition, average revenue per customer (excluding revenue from equipment sales) declined 12%. Consumer usage patterns contributed to declines in average revenue per customer because consumers typically use their telephones more during lower-rate, off-peak calling periods. The Company anticipates increasing competitive pressure to result in continuing price declines and reduced customer growth rates in the near term and possibly in future years, which could reduce revenues of its U.S. cellular operations compared to current revenue levels. The Company expects the shift toward consumer markets and such increasing competitive pressures to continue to result in declines in average revenue per customer and revenue per minute of use. However, the Company believes that, over time, declining prices and other factors may lead to increases in per subscriber usage as customers shift their calling from landline to wireless networks.

U.S. cellular operating margins remained relatively constant year-over-year, going from 29.9% in 1997 to 29.4% in 1998. Operating cash flow margins (operating margins excluding the effect of depreciation and amortization expenses) moved slightly downward from 46.0% during 1997 to 44.5% during 1998. The stability in operating margins despite a decline in revenue per minute of use resulted from a decline of 10% in the cash cost per minute of use (including the loss on equipment sales). Decreases in average revenue per customer were partially offset by decreases in the average cash costs per customer (including the loss on equipment sales) of 10%. Decreases in cash costs resulted from several factors, including increased economies of scale, reductions in roaming fraud, a reduction in interconnection rates, declines in handset costs and reductions in handset subsidies offered to customers, and a shift to lower cost sales channels. The Company continues to focus on improving customer service and on its customer incentive programs designed to retain existing customers. Retaining customers is significantly less expensive than replacing customers who discontinue service.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis



Depreciation and amortization expenses increased 4% during 1998 primarily due to depreciation of larger property, plant, and equipment balances associated with digital cellular deployment across all consolidated markets.

U.S. cellular operations' equity in net income (loss) of unconsolidated wireless systems remained constant and primarily reflects the operating results of CMT Partners, the Company's partnership which operates cellular properties primarily in the San Francisco Bay Area.

U.S. Paging Operations
All U.S. paging markets are wholly owned by the Company.


===============================================================================
                                                                   Three
                                                                Months Ended
                                                                  March 31
                                                             ------------------
(Dollars in millions)                                        1998          1997
-------------------------------------------------------------------------------
Service and other revenues                                   $ 88          $ 79
Equipment sales                                                10             9
-------------------------------------------------------------------------------
Operating revenues                                             98            88
-------------------------------------------------------------------------------
Operating expenses before depreciation
    and amortization expenses                                  68            63
Depreciation and amortization expenses                         19            18
-------------------------------------------------------------------------------
Operating income                                             $ 11          $  7
===============================================================================
Operating cash flow (a)                                      $ 30          $ 25
Operating cash flow margin (b)                               30.6%         28.4%
===============================================================================

(a) See Footnote 3 on page 9.
(b) See Footnote 4 on page 9.

Operating revenues increased 11% primarily due to a 7% increase in paging units in service and a 3% increase in the average revenue per unit in service. Operating cash flow margins (operating margins excluding the effect of depreciation and amortization) increased from 28.4% to 30.6% due to increased service and other revenues, partially offset by moderate increases in network operating costs necessary to serve the expanded customer base.


International Operations

===============================================================================
                                                                    Three
                                                                Months Ended
                                                                  March 31
                                                             ------------------
(Dollars in millions)                                         1998         1997
-------------------------------------------------------------------------------
Service and other revenues                                   $ 198        $ 151
Equipment sales                                                 15           12
-------------------------------------------------------------------------------
Operating revenues                                             213          163
-------------------------------------------------------------------------------
Operating expenses before depreciation
    and amortization expenses                                  134          104
Depreciation and amortization expenses                          25           21
-------------------------------------------------------------------------------
Operating income                                                54           38
Equity in net income (loss) of
    unconsolidated wireless systems                             81           10
Minority interests in net (income) loss
    of consolidated wireless systems                           (22)         (15)
Other (income) expense included in
    equity income and minority interests (a)                    62           52
-------------------------------------------------------------------------------
International operating contribution
   to net income (b)                                         $ 175        $  85
===============================================================================


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

International operating revenues increased 31% over the first quarter of 1997 primarily due to an increase of approximately 100% in Europolitan's and Telecel's combined subscribers. The increase in operating revenues associated with the increase in subscribers was partially offset by a 33% decrease in Europolitan's and Telecel's combined average revenue per customer and unfavorable changes in foreign exchange rates compared to the U.S. Dollar. If foreign exchange rates had remained constant, operating revenues would have increased by 46%. Operating margins improved 2.1 percentage points in 1998 primarily from substantial subscriber growth and a 38% decline in the combined cash cost per customer achieved as Europolitan's and Telecel's operations continued to gain operating scale. If foreign exchange rates had remained constant, the operating margin would have increased 3.1 percentage points.

The significant improvement in equity in net income of international unconsolidated wireless systems was primarily due to strong operating results achieved by the Company's equity investees in Europe. Improved results in these wireless systems resulted primarily from increasing economies of scale and continued subscriber growth, partially offset by overall declines

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


in the average revenue per customer. Equity income increases were partially offset by unfavorable movements in foreign currency exchange rates.


Proportionate Results of Operations
Proportionate basis operating results are included as supplementary information only and are not prepared in accordance with generally accepted accounting principles ("GAAP"). Proportionate presentation is a pro rata consolidation which reflects the Company's share of revenues and expenses in both its consolidated and unconsolidated wireless systems, net of interests of minority and equity partners. Proportionate results are calculated by multiplying the Company's ownership interest in each wireless system by each system's total operating results, whereas the presentation prepared in accordance with GAAP requires consolidation of wireless systems controlled by the Company and the equity method of accounting for wireless systems in which the Company has significant influence but not a controlling interest.

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

U.S. Cellular Operations (Proportionate Basis)

===============================================================================
                                                                 Three
                                                               Months Ended
                                                                 March 31
                                                             ------------------
(Dollars in millions)                                        1998          1997
-------------------------------------------------------------------------------
Service and other revenues                                  $ 621         $ 562
-------------------------------------------------------------------------------
Cost of revenues                                               63            57
Selling and customer
    operations expenses (a)                                   225           197
General, administrative, and
    other expenses                                             36            36
Depreciation and amortization expenses                        102            95
-------------------------------------------------------------------------------
Operating income                                            $ 195         $ 177
===============================================================================
Operating cash flow (b)                                     $ 297         $ 272
Operating cash flow margin (c)                               47.8%         48.4%
===============================================================================


International Operations (Proportionate Basis)
===============================================================================
                                                                 Three
                                                              Months Ended
                                                                 March 31
                                                            -------------------
(Dollars in millions)                                        1998          1997
===============================================================================
Service and other revenues (d)                              $ 626         $ 470

Operating expenses before depreciation
    and amortization expenses (a)                             370           321
Depreciation and amortization expenses                         81            64
-------------------------------------------------------------------------------
Operating income                                            $ 175         $  85
===============================================================================
Operating cash flow (b)(d)                                  $ 256         $ 149
Operating cash flow margin (c)                               40.9%         31.7%
===============================================================================

(a)  See Footnote 2 on page 9.
(b)  See Footnote 3 on page 9.
(c)  See Footnote 4 on page 9.
(d) If foreign exchange rates had remained constant, service and other revenues and operating cash flow would have increased 48% and 91%, respectively.

CONTINGENCIES
The Company is party to various legal proceedings, including certain antitrust litigation. See Note E, "Contingencies," to the Consolidated Financial Statements.

Year 2000 Compliance
The Company is still in the process of completing its plan to remedy the Year 2000 issue. See the Company's 1997 Annual Report on Form 10-K for a complete discussion and analysis of the Company's Year 2000 issue. As of March 31, 1998, costs incurred to correct Year 2000 issues have not been material to the Company's operating results or financial position. However, the total estimated cost has not yet been quantified. Total costs could be material to the Company's results of operations or financial position in future reporting periods.

Market Risk
Please see the Company's 1997 Annual Report on Form 10-K for a complete discussion and analysis of the Company's market risks. These risks include unfavorable movements in interest rates, foreign currency exchange rates, and equity prices. At March 31, 1998, there have been no material changes to the market risks described at December 31, 1997. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

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

Capital Spending, Debt Service, and Dividend Requirements for the First Quarter of 1998
The Company spent $171 million during the first quarter of 1998 for additions to property, plant, and equipment primarily to increase cellular and paging network system capacity. The Company invested an additional $137 million during the first quarter of 1998 in its unconsolidated wireless systems to fund the expansion and build-out of cellular and PCS networks and to purchase interests in certain cellular systems. The Company also paid $13 million during the first quarter of 1998 for preferred dividends.

Funding of Capital Spending, Debt Service, and Dividend Requirements for the First Quarter of 1998
Cash flows from operations of $142 million, proceeds from the issuance of commercial paper and other long-term debt, and proceeds from the exercise of stock options were the primary sources utilized to fund capital requirements, preferred dividends, debt service, and net distributions to minority partners.

Future Funding Requirements
The Company will continue to be required to make substantial expenditures in connection with its efforts to expand its existing wireless business and, potentially, to pursue opportunities to expand into new markets. For the remainder of 1998, U.S. and international requirements for capital expenditures, contributions to existing wireless systems, and potential acquisitions of additional wireless systems are expected to be approximately $1.4 billion, including the impact of the MediaOne merger, net of anticipated dividends from consolidated foreign entities.

Consolidated Expenditures
The Company plans to incur significant capital expenditures in its consolidated U.S. markets to expand its existing analog and Code Division Multiple Access ("CDMA") digital wireless networks and to construct and deploy new digital wireless networks to meet current and future capacity requirements resulting from both subscriber growth and increased network use by existing customers. The Company now offers CDMA digital cellular service in all of its managed U.S. cellular markets.

The Company expects its annual capital expenditures for digital technology to continue to be greater than its annual capital expenditures for analog technology for the foreseeable future.

The Company plans to maintain and, as required, expand its analog networks and to offer dual-mode (analog/CDMA digital), dual-band (cellular/PCS frequencies) handsets in each of its U.S. digital markets to facilitate the greatest possible roaming capabilities for its customers.

At March 31, 1998, excluding the impact of the MediaOne merger, the Company's existing U.S. and international operations were committed to spend approximately $286 million for the acquisition of property, plant, and equipment and approximately $147 million for the purchase of cellular handsets, pagers, and other items. For the remainder of 1998 the Company plans to make additional capital expenditures of approximately $600 million, including the impact of the MediaOne merger, to increase the capacity of its existing wireless networks and to continue deployment of CDMA digital technology.

In addition, the Federal Communications Commission ("FCC") has recently adopted rules requiring carriers such as the Company to provide customers in the U.S. with local number portability, the ability for customers to retain their telephone numbers if they choose to switch landline or wireless carriers. Providing this functionality will result in additional capital requirements and operating expenses in future years. FCC rules require the Company to provide certain local number portability services by December 31, 1998 and to provide complete local number portability services by June 30, 1999. The Company and certain wireless industry groups have petitioned the FCC for a delay in the June 30, 1999 implementation date. The Company has not yet fully assessed the cost of complying with the FCC's number portability rules; such costs could be material to the Company's results of operations or financial position in future reporting periods.

The Company will also be required to upgrade its wireless networks in the U.S. to provide certain functionality to authorized law enforcement agencies. In this regard, the FCC has adopted rules requiring wireless carriers to electronically provide "Emergency 911" authorities with the physical location of wireless callers requesting emergency assistance. In addition, new U.S. Federal laws pursuant to the Communications Assistance Law Enforcement Act ("CALEA") will require the Company to provide law enforcement agencies with certain network functionality and other assistance in criminal

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


investigations, including digital wiretapping capabilities. The FCC rules concerning "Emergency 911" services and CALEA both require the responsible government agencies to reimburse the Company for its costs incurred to upgrade its networks and to provide on-going assistance to law enforcement agencies; however, the Company can provide no assurance that all such costs will be recoverable.

Unconsolidated Wireless Systems
As of March 31, 1998, commitments for capital contributions to existing unconsolidated wireless systems were not significant. However, the Company plans to make additional capital contributions of approximately $265 million, including the impact of the MediaOne merger, during the remainder of 1998 to certain of its existing U.S. and international unconsolidated wireless systems, including contributions to PrimeCo to fund its operating losses and the continuing build-out of its CDMA PCS networks.

On March 4, 1998, the Company announced that a consortium, of which it is a member, was named the winner of a nationwide cellular service license in Egypt. The consortium bid $516 million for the license, of which the Company's share is expected to be approximately $155 million. In addition to the license cost, the Company could be required to begin funding operations of the Egyptian venture during 1998. The Company continually evaluates opportunities to increase its ownership interests in its existing international wireless systems and to acquire interests in new international wireless licenses, either of which could result in incremental capital commitments.

Financing Sources
The Company has a commercial paper program in place which consists of discounted notes that are exempt from registration under the Securities Act of 1933. The Company's Board of Directors authorized the issuance of commercial paper in amounts necessary to finance the Company's working capital requirements, provided that the amount outstanding under the commercial paper program, together with all indebtedness incurred under the Company's $2 billion long-term revolving credit facility (the "Facility"), does not in the aggregate exceed $2 billion. In addition to its Facility and commercial paper program, the Company may obtain any required financing under its Registration Statement on Form S-3 (Reg. No. 33-62787), which registered $2 billion in various forms of debt and equity securities (the "Shelf"). As of March 31, 1998, there have been three debt issues pursuant to the Shelf totaling $900 million which remain outstanding.

Funding of Future Requirements
In connection with the MediaOne merger completed on April 6, 1998, the Company issued preferred stock of approximately $1.6 billion with a dividend rate of 5.143%. In addition, the Company assumed approximately $1.4 billion of debt from MediaOne. The Company immediately refinanced the debt with proceeds obtained from issuing commercial paper. This commercial paper was partially retired with proceeds obtained from a $500 million issuance of 6.65% notes issued in April, 1998, making the total debt outstanding under the Shelf $1.4 billion.

The Company anticipates cash flows from operations to be its primary source of funding for capital requirements of its existing operations, debt service, and preferred dividends through the end of 1998, including the Company's incremental debt service and preferred dividend obligations resulting from the MediaOne merger. However, should additional funding be required due to award of one or more new international cellular licenses, new investment opportunities, other unanticipated events, or the repurchase of AirTouch common or preferred stock, the Company may raise the required funds through borrowings or public or private sales of debt or equity securities. Such funding may be obtained through borrowings under the Facility; through the Company's commercial paper program; from additional securities which may be issued from time to time under the Shelf; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing. The Company believes, that in the event of such requirements, it will be able to access the capital markets on terms and in amounts adequate to meet its objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in quantities or on terms favorable to the Company.

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AIRTOUCH COMMUNICATIONS, INC.:


We have reviewed the accompanying Consolidated Balance Sheets of AirTouch Communications, Inc. and subsidiaries ("Company") as of March 31, 1998 and the related Consolidated Statements of Income and of Cash Flows for the three-month periods ended March 31, 1998 and 1997. These Consolidated Financial Statements are the responsibility of the Company's management.

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

Our reviews were made for the purpose of expressing limited assurance on the Consolidated Financial Statements taken as a whole. The Selected Proportionate Financial Data ("Proportionate Financial Data") for the three-month periods ended March 31, 1998 and 1997 appearing on page 8 is presented for additional analysis and is not a required part of the basic financial statements. As discussed in the Footnotes to the Proportionate Financial Data, the Proportionate Financial Data has been prepared by the Company to present financial information that, in the opinion of management, is not provided by financial statements prepared in conformity with generally accepted accounting principles. Such Proportionate Financial Data, prepared on the basis of presentation described in the Footnotes to the Proportionate Financial Data, has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements. Based on our reviews, we are not aware of any material modifications that should be made to such information in relation to the basic Consolidated Financial Statements taken as a whole.

We previously audited in accordance with generally accepted auditing standards, the Consolidated Balance Sheet as of December 31, 1997, and the related Consolidated Statements of Income, of Stockholders' Equity, and of Cash Flows for the year then ended (not presented herein), and in our report dated March 2, 1998 we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet information as of December 31, 1997, is fairly stated in all material respects in relation to the Consolidated Balance Sheet from which it has been derived.



/s/  Price Waterhouse LLP

San Francisco, California
May 4, 1998

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
      See Footnote E, "Contingencies", in the Notes to Consolidated Financial Statements

ITEM 2.  CHANGES IN SECURITIES
      On January 30, 1998 and February 27, 1998, the Company issued an aggregate of 4,511,369 unregistered shares of Common Stock to United States Cellular Investment Company, United States Cellular Corporation, Arizona Telephone Company and Southwestern Telephone Company as consideration for the acquisition of a 7.015% limited partner's interest in the Seattle SMSA Limited Partnership; a 36.5% limited partner's interest in Colorado RSA No. 3; a 19.4444% general partner's interest and a 1.8519% limited partner's interest in Coconino, Arizona RSA Limited Partnership; a 33.34% general partner's interest in Yuma, Arizona RSA Limited Partnership; and a 51% general partner's interest in La Paz Cellular of Arizona Limited Partnership, and the underlying 8.33% general partner's interest and 25% limited partner's interest in Yuma, Arizona RSA Limited Partnership. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
      Exhibits identified below are incorporated herein by reference as exhibits hereto.

            Exhibit
            Number     Description
            ------     -----------

            15.1       Letter of Price Waterhouse LLP Re:  Unaudited Interim
                       Financial Information
            27         Financial Data Schedule

(b) Reports on Form 8-K:
            Date of Report: January 29, 1998
                       Item 5. Other Events and Item 7. Exhibits

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AIRTOUCH COMMUNICATIONS, INC.

By:      /s/ Mohan S. Gyani
         -------------------------
             Mohan S. Gyani
             Executive Vice President and
             Chief Financial Officer


Date:  May 12, 1998