Form 10-Q
period 1998-06-30
AIRTOUCH COMMUNICATIONS INC
filed 1998-08-10
CIK 904255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to ________


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


                                 YES [X]   NO [ ]


At July 31, 1998, 573,866,115 shares of common stock were outstanding.

                          AIRTOUCH COMMUNICATIONS, INC.

                          INDEX TO REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998


                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Statements of Income...................................  3

         Consolidated Balance Sheets.........................................  4

         Consolidated Statements of Cash Flows...............................  5

         Notes to Consolidated Financial Statements..........................  6

         Selected Proportionate Financial Data .............................. 11

         Selected Proportionate Operating Data .............................. 13


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ............................... 15

         REPORT OF INDEPENDENT ACCOUNTANTS .................................. 26


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .................................................. 27

ITEM 2.  CHANGES IN SECURITIES .............................................. 27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .................................... 27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................ 27

ITEM 5.  OTHER INFORMATION .................................................. 27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................... 27

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                                            (Unaudited)                     (Unaudited)
                                                                        Three Months Ended               Six Months Ended
                                                                              June 30                         June 30
                                                                     -------------------------       -------------------------
(Dollars in millions, except per share information)                       1998            1997            1998            1997
------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                                   $   1,348       $     901       $   2,306       $   1,737
------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Cost of revenues                                                        269             211             470             388
   Selling and customer operations expenses                                379             231             640             439
   General, administrative, and other expenses                             161             127             279             234
   Depreciation and amortization expenses                                  253             133             397             269
------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                 1,062             702           1,786           1,330
------------------------------------------------------------------------------------------------------------------------------
Operating income                                                           286             199             520             407
Equity in net income (loss) of unconsolidated wireless systems:
   U. S.                                                                   (13)              6             (17)              4
   International                                                            98              49             179              59
Minority interests in net (income) loss of consolidated
   wireless systems                                                        (45)            (32)            (87)            (71)
Interest:
   Expense                                                                 (42)            (22)            (61)            (48)
   Income                                                                    9               4              15               9
Miscellaneous income (expense)                                               3              (7)             (7)             (4)
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and preferred dividends                         296             197             542             356
Income taxes                                                               116              78             195             160
------------------------------------------------------------------------------------------------------------------------------
Income before preferred dividends                                          180             119             347             196
Preferred dividends                                                         33              13              47              26
------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stockholders                         $     147       $     106       $     300       $     170
==============================================================================================================================

Net income applicable to common stockholders - per share
   Basic                                                             $    0.26       $    0.21       $    0.56       $    0.34
   Diluted                                                           $    0.25       $    0.21       $    0.55       $    0.34
==============================================================================================================================
Weighted average shares outstanding (in thousands)                     568,856         503,601         539,140         503,206
==============================================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES


==================================================================================================================================
                                                                                                         (Unaudited)
                                                                                                            June 30    December 31
(Dollars in millions)                                                                                          1998           1997
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                             $       25     $        1
   Accounts receivable (net of allowance for uncollectibles of $68 and $44, respectively)                       655            472
   Inventories                                                                                                  102            106
   Other receivables                                                                                             91             44
   Due from related parties                                                                                      22             48
   Other current assets                                                                                         144             51
----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                          1,039            722
Property, plant, and equipment, net                                                                           3,703          2,539
Investments in unconsolidated wireless systems                                                                3,303          2,068
Intangible assets, net                                                                                        8,921          3,297
Deferred charges and other noncurrent assets                                                                    262            344
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                             $   17,228     $    8,970
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                                                               $      321     $      244
   Short-term borrowings                                                                                         19             --
   Current portion of long-term debt                                                                             49             57
   Other current liabilities                                                                                    801            675
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                     1,190            976
Long-term debt                                                                                                2,958          1,362
Deferred income taxes                                                                                         1,973            711
Deferred credits                                                                                                139             86
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                             6,260          3,135
----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interests in consolidated wireless systems                                                             372            306
Redeemable preferred stock ($.01 par value; 1.7 million shares authorized,
    1.65 million shares issued and outstanding; liquidation value of $1.65 billion)                           1,573             --
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock and additional paid-in capital ($.01 par value; 50 million shares authorized):
      Series A (6 million shares authorized, no shares issued or outstanding)                                    --             --
      6.00% Class B Mandatorily Convertible (24 million shares authorized;
          17.2 million shares issued and outstanding; liquidation value of $500)                                500            500
      4.25% Class C Convertible (19 million shares authorized, 11.1 million shares issued
           and outstanding; liquidation value of $554)                                                          541            541
   Common stock and additional paid-in capital ($.01 par value; 1.1 billion shares authorized,
      574.5 million shares issued and 573.5 million shares outstanding [net of 0.9 million treasury shares at cost of $29] at June 30, 1998, 506.1 million shares issued and 505.5 million shares
      outstanding [net of 0.5 million treasury shares at cost of $11] at December 31, 1997)                   7,302          4,079
Retained earnings                                                                                               715            415
Accumulated other comprehensive income                                                                            1              1
Deferred compensation                                                                                           (36)            (7)
----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                    9,023          5,529
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                               $   17,228     $    8,970
==================================================================================================================================


The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES


===============================================================================================================
                                                                                            (Unaudited)
                                                                                          Six Months Ended
                                                                                               June 30
                                                                                       ------------------------
(Dollars in millions)                                                                    1998          1997
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Income before preferred dividends                                                   $      347    $      196
   Adjustments to reconcile income before preferred dividends for items currently not affecting operating cash flows:
         Depreciation, amortization, and other non cash items                                 387           274
         Equity in net (income) loss of unconsolidated wireless systems                      (162)          (63)
         Distributions received from equity investees                                          22           189
         Minority interests in net income (loss) of consolidated wireless systems              87            71
         Deferred income tax (benefit) expense                                                 23           (10)
         Changes in assets and liabilities, net of amounts acquired:
            Accounts receivable, net                                                          (19)          (43)
            Other current assets and receivables                                               18           (17)
            Deferred charges and other noncurrent assets                                      (12)           12
            Accounts payable and other current liabilities                                    (26)          (27)
            Deferred credits and other liabilities                                             18           (13)
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities                                                          683           569
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Investments in wireless systems                                                           (493)         (202)
   Additions to property, plant, and equipment                                               (456)         (306)
   Proceeds from sale of property, plant, and equipment                                         8             9
   Maturity of available-for-sale securities                                                   --             8
   Other investing activities                                                                   2            --
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities                                                         (939)         (491)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuing long-term debt and commercial paper                                2,378           312
   Retirement of long-term debt and commercial paper                                       (2,126)         (373)
   Distributions to minority interests of consolidated wireless systems                       (50)          (36)
   Contributions from minority interests of consolidated wireless systems                       2             6
   Proceeds from common shares issued                                                          87            24
   Increase (decrease) in short-term borrowings                                                19            --
   Payment of preferred stock dividends                                                       (27)          (27)
   Other financing activities                                                                  (4)           (3)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities                                                          279           (97)
---------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                    1            (5)
---------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                        24           (24)
Beginning cash and cash equivalents                                                             1            28
---------------------------------------------------------------------------------------------------------------
Ending cash and cash equivalents                                                       $       25    $        4
===============================================================================================================


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


A.  BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements of AirTouch Communications, Inc. and Subsidiaries (the "Company") furnished herein have been reviewed by independent accountants and reflect all adjustments which are, in the opinion of the Company, necessary to present fairly the financial position and results of operations for each interim period presented. All such adjustments are normal recurring adjustments. The Company recommends that these interim financial statements be read in conjunction with the Consolidated Financial Statements and accompanying Notes presented in the Company's 1997 Annual Report on Form 10-K.

With respect to the unaudited consolidated financial information of the Company as of June 30, 1998 and for the three- and six-month periods ended June 30, 1998, and 1997 included herein, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 7, 1998, appearing herein, states that they did not audit and they do not express an opinion on the unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of this Form 10-Q prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.


B.  CHANGES FROM DECEMBER 31, 1997

ACCOUNTING CHANGES
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," consistent with the required adoption period. For the Company, comprehensive income includes income before preferred dividends, unrealized gain (loss) on available-for-sale securities, cumulative translation adjustments, and minimum pension liability adjustments. The Company's total comprehensive income was $187 million and $117 million for the three months ended June 30, 1998, and 1997, and $347 million and $169 million for the six months ended June 30, 1998, and 1997, respectively. The implementation of SFAS No. 130 did not have an impact on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. Consistent with the required adoption period, the Company intends to adopt SFAS No. 133 effective with the issuance of its March 31, 2000, quarterly financial statements. Based on the Company's current derivative instruments, the implementation of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

DEBT ISSUANCE
In April 1998, the Company issued $500 million of 6.65% notes due May 1, 2008. In May 1998, the Company issued an additional $200 million of 6.35% notes due June 1, 2005. The Company used the proceeds from the sale of the notes to retire commercial paper issued in connection with the MediaOne Group merger.

MEDIAONE GROUP MERGER
On April 6, 1998, the Company completed the transaction to acquire the U.S. cellular business and the 25% PrimeCo Personal Communications, L.P. ("PrimeCo") interest (the "Acquired Businesses") of MediaOne Group, Inc. (formerly U S WEST Media Group). The acquisition was structured as a tax-free merger in which the subsidiaries of MediaOne Group, Inc. ("MediaOne Group") owning the Acquired Businesses merged into the Company, which is the surviving corporation (the "Merger"). In the Merger, the Company issued approximately 59.4 million shares of common stock having a fair market value of about $2.9 billion and approximately $1.6 billion of dividend-bearing preferred stock with a 5.143% coupon. The Company also assumed approximately $1.4 billion of debt associated with the Acquired Businesses. Additionally, the Company has granted MediaOne Group registration rights with respect to

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


the common stock and preferred stock issued in the Merger.

The Merger was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Acquired Businesses since April 6, 1998, have been included in the Company's results. The aggregate purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired including the identifiable intangible assets of approximately $3 billion was recorded as goodwill. A deferred income tax liability of approximately $1.2 billion was recorded in purchase accounting. The identifiable intangible assets primarily include Federal Communications Commission ("FCC") licenses of approximately $2.6 billion and customer lists of approximately $0.4 billion. These identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. Goodwill is amortized over 40 years. Changes to the allocation of the aggregate purchase price may occur upon completion of the appraisal of the net assets acquired. However, the Company does not anticipate that changes in the allocations will have a material effect on its financial position or its results of operations.

The following unaudited pro forma summary presents the Company's consolidated results of operations as if the Merger occurred at the beginning of the respective periods, after giving effect to certain adjustments including amortization of goodwill and identifiable intangible assets, additional equity in the losses of PrimeCo, increased interest expense for debt assumed in the Merger, deduction for preferred stock dividends, and related income tax effects. The pro forma results are not necessarily indicative of those that would have actually occurred had the Merger taken place at the beginning of the periods presented.


===========================================================================================
                                                                         (Unaudited)
                                                                      Six Months Ended
                                                                           June 30
                                                                  -------------------------
(Dollars in millions)                                                 1998           1997
-------------------------------------------------------------------------------------------
Operating revenues                                                $   2,667       $   2,432
Net income applicable to common stockholders                      $     262       $      95
Net income applicable to common stockholders -per share:
   Basic                                                          $    0.46       $    0.17
   Diluted                                                        $    0.45       $    0.17
===========================================================================================


REDEEMABLE PREFERRED STOCK
The Company has authorized 850,000 shares of 5.143% Class D Cumulative Preferred Stock, Series 1998 ("Class D Preferred Stock") and 850,000 shares of 5.143% Class E Cumulative Preferred Stock, Series 1998 ("Class E Preferred Stock") (together "Preferred Stock"). In connection with the Merger in April, 1998, the Company issued 825,000 shares of the Class D Preferred Stock and 825,000 shares of the Class E Preferred Stock. These shares do not have conversion rights into any other class of the Company's shares.

The Preferred Stock accrues dividends at a rate of $51.43 per share per year. The cumulative dividends are payable quarterly. Dividend payments on the Preferred Stock rank on a parity with respect to the two series and with the Company's 6.00% Class B Mandatorily Convertible Preferred Stock, Series 1996 ("Class B Preferred Stock") and its 4.25% Class C Convertible Preferred Stock, Series 1998 ("Class C Preferred Stock"). The holders of Preferred Stock have the right to elect, together with any other series of preferred stock having similar rights, two additional Directors to the Board if the dividends payable are in arrears and unpaid in an amount equal to or exceeding the aggregate amount of dividends payable thereon for six quarterly dividend periods. This right to elect two Directors continues until all dividends in arrears on the Preferred Stock have been paid in full.

The aggregate redemption value of the Preferred Stock is $1.65 billion. The maturity date of the Class

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


D Preferred Stock is April 6, 2020, and the Company may redeem in whole or in part, the Class D Preferred Stock after April 6, 2018. The maturity date of the Class E Preferred Stock is April 6, 2018, with no early redemption by the Company. The redemption price for the Preferred Stock is $1,000 per share plus accrued unpaid dividends. In the event of the liquidation, dissolution, or winding up of the business of the Company, holders of the Preferred Stock are entitled to receive $1,000 per share plus all accrued unpaid dividends to the date of liquidation, dissolution or winding up of affairs.

The foregoing description of the Preferred Stock is qualified in its entirety by the Certificates of Designation, Preferences and Rights of the Preferred Stock, filed as Exhibits 3.1 and 3.2 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, incorporated herein by reference.

The Preferred Stock was reported on the Balance Sheet at the fair value on April 6, 1998, the closing date of the Merger. The difference between the fair value at that date and the redemption value is approximately $77 million. This difference will be amortized and reported as incremental preferred dividend, using the interest method, over the maturity periods of each of Class D and Class E Preferred Stock.


C.  EARNINGS PER SHARE

Basic earnings per share is calculated based on net income available to common stockholders divided by the weighted average common shares outstanding. Diluted earnings per share is calculated based on net income available to common stockholders divided by the sum of the weighted average common shares outstanding and any common stock equivalents. Common stock equivalents ("CSEs") related to stock options, determined using the treasury stock method, had a dilutive impact on earnings per share for the three and six months ended June 30, 1998 and 1997. CSEs related to convertible Class B and Class C preferred stock and convertible debt, determined using the "if converted" method, had an anti-dilutive impact on earnings per share for the three and six months ended June 30, 1998 and 1997 and therefore were not included in the calculation of diluted earnings per share.


====================================================================================================================================
                                                                  (Unaudited)                            (Unaudited)
                                                               Three Months Ended                     Three Months Ended
                                                                  June 30, 1998                           June 30, 1997
(Dollars in millions, except per share information;   --------------------------------------   -------------------------------------
   shares in thousands)                                 Income        Shares       Per Share     Income        Shares      Per Share
--------------------------------------------------------------------------------------------   -------------------------------------
Basic Earnings Per Share
Net income applicable to common stockholders          $     147       568,856      $    0.26   $     106       503,601     $    0.21
                                                                                   =========                               =========
Effect of Dilutive Securities
Stock Options                                                           9,428                                    1,672
                                                      -----------------------                  -----------------------
Diluted Earnings Per Share
Net income applicable to common stockholders          $     147       578,284      $    0.25   $     106       505,273     $    0.21
====================================================================================================================================


====================================================================================================================================
                                                                  (Unaudited)                            (Unaudited)
                                                                 Six Months Ended                       Six Months Ended
                                                                  June 30, 1998                           June 30, 1997
(Dollars in millions, except per share information;   --------------------------------------   -------------------------------------
   shares in thousands)                                 Income        Shares       Per Share     Income        Shares      Per Share
--------------------------------------------------------------------------------------------   -------------------------------------
Basic Earnings Per Share
Net income applicable to common stockholders          $     300       539,140      $    0.56   $     170       503,206     $    0.34
                                                                                   =========                               =========
Effect of Dilutive Securities
Stock Options                                                           8,247                                    1,599
                                                      -----------------------                  -----------------------
Diluted Earnings Per Share
Net income applicable to common stockholders          $     300       547,387      $    0.55   $     170       504,805     $    0.34
====================================================================================================================================

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


D.  INVESTMENTS IN UNCONSOLIDATED WIRELESS SYSTEMS

The Company's investments in unconsolidated wireless systems consist of the following:

=========================================================
                                June 30        December 31
(Dollars in millions)              1998              1997
---------------------------------------------------------
Investments at equity            $3,187            $1,958
Investments at cost                 116               110
---------------------------------------------------------
                                 $3,303            $2,068
=========================================================


The Company's equity in net income of significant equity investees (Mannesmann Mobilfunk GmbH and CMT Partners) was $101 million and $86 million for the three months ended June 30, 1998 and 1997, and $209 million and $161 million for the six months ended June 30, 1998 and 1997, respectively. The Company's equity in net income of these investees differs from its proportionate share of their reported net income in the table below primarily due to amortization of intangibles and other adjustments. Condensed operating results for the Company's significant equity investments are as follows:


===================================================================================
                                   Three Months Ended            Six Months Ended
                                         June 30                     June 30
                                 ----------------------      ----------------------
(Dollars in millions)              1998          1997          1998          1997
-----------------------------------------------------------------------------------
Mannesmann Mobilfunk GmbH
   Operating revenues            $    958      $    750      $  1,836      $  1,490
   Operating income              $    400      $    284      $    765      $    536
   Net income                    $    173      $    121      $    330      $    229
CMT Partners
   Operating revenues            $    139      $    150      $    273      $    289
   Operating income              $     64      $     61      $    118      $    114
   Net income                    $     73      $     72      $    131      $    129
===================================================================================


E.  CONTINGENCIES

The Company has been a defendant in various antitrust lawsuits filed in both state and federal courts. In 1993, a class action complaint was filed in Orange County Superior Court alleging price fixing in the Los Angeles cellular market. A parallel class action filed in Orange County Superior Court in 1994 was stayed pending the resolution of the 1993 case. In 1997, a settlement of the 1993 case was approved by the Court. The case is now on appeal. In 1994, two class action complaints also alleging price fixing were filed against the Company, one in San Diego County Superior Court and one in the U.S. District Court. The state case was dismissed and a settlement of the federal case has been reached but has not yet been approved by the Court. Also in 1994, a class action complaint was filed against the Company in San Francisco County Superior Court alleging price fixing. In 1996, an almost identical class action complaint was filed against the Company in Alameda County Superior Court. The two cases were assigned to a single judge for coordination. In 1998, a settlement of these cases was approved by the Court. In the aggregate these settlements will not have a material adverse effect on the Company's financial position or results of operations.

The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these various other proceedings cannot be ascertained, management does not expect that they will have a material adverse effect on the Company's financial position or results of operations.

In the ordinary course of business, the Company has issued letters of responsibility and letters of support for performance guarantees, refundable security deposits, and credit facilities of certain subsidiaries and affiliates providing varying degrees of recourse to the Company. At June 30, 1998, the Company's share under such arrangements was $223 million. The Company believes it is remote that it will be required to pay under these various arrangements.

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


F.  SUBSEQUENT EVENTS
In July 1998, the Company issued Deutsche Mark ("DEM") 400 million of 5.5% notes due July 24, 2008 in an offering in Europe and received net proceeds of approximately 397 million DEM ($223 million USD). The Company has utilized a portion of the net proceeds from the notes to retire commercial paper outstanding and intends to use the remainder for general corporate purposes.

On August 5, 1998, MediaOne Group issued approximately $1.5 billion of notes that are mandatorily exchangeable into shares of the Company's common stock at maturity. The Company's common stock underlying the exchangeable notes was issued to MediaOne Group in the Merger and represents approximately one-half of the common stock owned by MediaOne Group. The Company's common stock underlying the exchangeable notes was registered under the Company's Registration Statement on Form S-3 (Reg. No. 333-56645). The Company will not receive any proceeds from this offering and the number of shares of the Company's common stock outstanding did not change as a result of this transaction.

                 AirTouch Communications, Inc. and Subsidiaries

SELECTED PROPORTIONATE FINANCIAL DATA (UNAUDITED) (1)


                                                                            Three Months Ended              Six Months Ended
                                                                                  June 30                        June 30
                                                                          -----------------------       -----------------------
(Dollars in millions)                                                         1998           1997           1998           1997
-------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY
Service and other revenues                                                $  1,798       $  1,198       $  3,153       $  2,311
Operating expenses before depreciation and amortization expenses (2)         1,090            772          1,898          1,472
Depreciation and amortization expenses                                         335            190            551            378
-------------------------------------------------------------------------------------------------------------------------------
Operating income                                                               373            236            704            461
Interest and other income (expenses)                                           (33)           (23)           (67)           (47)
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and preferred dividends                             340            213            637            414
Income taxes                                                                   160             94            290            218
-------------------------------------------------------------------------------------------------------------------------------
Income before preferred dividends                                              180            119            347            196
Preferred dividends                                                             33             13             47             26
-------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stockholders                              $    147       $    106       $    300       $    170
===============================================================================================================================
Operating cash flow (3)                                                   $    708       $    426       $  1,255       $    839
Operating cash flow margin (4)                                              39.4 %         35.6 %         39.8 %         36.3 %
===============================================================================================================================

U.S. CELLULAR OPERATIONS
Service and other revenues                                                $    945       $    604       $  1,566       $  1,166
Cost of revenues                                                                98             61            161            118
Selling and customer operations expenses (2)                                   331            209            556            406
General, administrative, and other expenses                                     60             38             96             74
Depreciation and amortization expenses                                         203             96            305            191
-------------------------------------------------------------------------------------------------------------------------------
Operating income                                                          $    253       $    200       $    448       $    377
===============================================================================================================================
Operating cash flow (3)                                                   $    456       $    296       $    753       $    568
Operating cash flow margin (4)                                                48.3%          49.0%          48.1%         48.7%
===============================================================================================================================

INTERNATIONAL OPERATIONS
Service and other revenues                                                $    713       $    507       $  1,339       $    977
Operating expenses before depreciation and amortization expenses (2)           436            357            806            678
Depreciation and amortization expenses                                          86             67            167            131
-------------------------------------------------------------------------------------------------------------------------------
Operating income                                                          $    191       $     83       $    366       $    168
===============================================================================================================================
Operating cash flow (3)                                                   $    277       $    150       $    533       $    299
Operating cash flow margin (4)                                                38.8%          29.6%          39.8%          30.6%
===============================================================================================================================

U.S. PAGING OPERATIONS (5)
Service and other revenues (6)                                            $     92       $     81       $    181       $    160
Operating expenses before depreciation and amortization expenses                62             53            121            107
Depreciation and amortization expenses                                          19             19             38             37
-------------------------------------------------------------------------------------------------------------------------------
Operating income                                                          $     11       $      9       $     22       $     16
===============================================================================================================================
Operating cash flow (3)                                                   $     30       $     28       $     60       $     53
Operating cash flow margin (4)                                                32.6%          34.6%          33.1%          33.1%
===============================================================================================================================

U.S. PCS OPERATIONS (7)
Service and other revenues                                                $     47       $      7       $     66       $     10
Operating expenses before depreciation and amortization expenses                71             28            109             53
Depreciation and amortization expenses                                          25              8             36             16
-------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                   $    (49)      $    (29)      $    (79)      $    (59)
===============================================================================================================================
Operating cash flow (3)                                                   $    (24)      $    (21)      $    (43)      $    (43)
Operating cash flow margin (4)                                               (51.1)%       (300.0)%        (65.2)%       (430.0)%
===============================================================================================================================

                 AirTouch Communications, Inc. and Subsidiaries


Footnotes:
(1) This table is not required by generally accepted accounting principles ("GAAP") and is not intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. It is presented to provide supplemental data. Because significant assets of the Company are not reported on a consolidated basis, the Company believes that proportionate financial data facilitates the understanding and assessment of its Consolidated Financial Statements. Under GAAP, the Company consolidates the entities in which it has a controlling interest and uses the equity method to account for entities over which the Company has significant influence but does not have a controlling interest. In contrast, proportionate accounting reflects the Company's relative ownership interests in operating revenues and expenses for both its consolidated and equity-method entities, exclusive of cost-based investments and certain equity-method investments that are not material. For example, U.S. Cellular Operations' proportionate results present the Company's share -- its percentage ownership -- for all significant U.S. cellular operations, including those entities where the Company does not own more than 50%. Similarly, Total Company proportionate results show the Company's share of all its significant worldwide operations.


(2) Includes net losses on handsets sold.

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

(7) PCS data relates to PrimeCo Personal Communications, L.P. ("PrimeCo"), a U.S. personal communications service ("PCS") business in which the Company had a 50% interest as of June 30, 1998 and a 25% interest at June 30, 1997. Because PrimeCo does not own 100% of all its markets, the Company's effective ownership is slightly less.

                 AirTouch Communications, Inc. and Subsidiaries

SELECTED PROPORTIONATE OPERATING DATA (UNAUDITED)(1)

=======================================================================================================
                                                       Three Months Ended          Six Months Ended
                                                             June 30                     June 30
(Dollars in millions and operating                   --------------------------------------------------
data in thousands, except per unit data)              1998          1997          1998          1997
-------------------------------------------------------------------------------------------------------
TOTAL COMPANY
Cellular and PCS POPs(2)(3)(4)                        233,815       178,071       233,815       178,071
Cellular and PCS subscribers(2)(4)                     11,734         6,033        11,734         6,033
Paging units in service(4)(5)                           3,317         3,031         3,317         3,031
Total proportionate customers(4)                       15,051         9,064        15,051         9,064
Cellular and PCS subscriber net adds in period,
   excluding acquisitions(2)                              870           546         1,524           887
Capital expenditures and capital calls,
   excluding acquisitions(6)                         $    323      $    267      $    588      $    431
Proportionate capital expenditures(7)                $    378      $    315      $    692      $    588
-------------------------------------------------------------------------------------------------------
U.S. CELLULAR OPERATIONS
Cellular POPs(3)(4)                                    65,962        43,364        65,962        43,364
Cellular subscribers(4)                                 7,290         3,745         7,290         3,745
Cellular subscriber net adds in period,
   excluding acquisitions                                 256           195           427           342
Monthly average revenue per unit                     $  44.89      $  55.33      $  45.59      $  54.66
Monthly cash cost per unit                           $  23.23      $  28.22      $  23.67      $  28.03
Proportionate capital expenditures(7)                $    157      $    135      $    277      $    201
-------------------------------------------------------------------------------------------------------
INTERNATIONAL OPERATIONS
Cellular POPs(3)(4)                                   138,658       120,478       138,658       120,478
Cellular subscribers(4)                                 4,162         2,241         4,162         2,241
Cellular subscriber net adds in period,
   excluding acquisitions                                 573           331         1,027           507
Monthly average revenue per unit                     $  61.42      $  81.69      $  61.72      $  83.69
Monthly cash cost per unit                           $  37.56      $  57.52      $  37.15      $  58.08
Proportionate capital expenditures(7)                $    148      $    158      $    303      $    316
-------------------------------------------------------------------------------------------------------
U.S. PAGING OPERATIONS(8)
Total paging units in service(4)                        3,228         2,992         3,228         2,992
Paging units in service net adds in period,
   excluding acquisitions                                  88            69           127           142
Capital expenditures(6)                              $     20      $     12      $     38      $     30
-------------------------------------------------------------------------------------------------------
U.S. PCS OPERATIONS(2)
PCS POPs(2)(3)(4)                                      29,195        14,229        29,195        14,229
PCS subscribers(2)(4)                                     282            47           282            47
PCS subscriber net adds in period,
   excluding acquisitions(2)                               41            20            70            38
Monthly average revenue per unit                     $  59.73      $  59.37      $  59.77      $  60.25
Monthly cash cost per unit                           $  90.23      $ 237.47      $  98.71      $ 319.34
=======================================================================================================

                 AirTouch Communications, Inc. and Subsidiaries

Footnotes:
(1) Reflects operating data of systems in which the Company owns an interest, multiplied by the Company's ownership interest, exclusive of cost-based investments and certain equity-based investments that are not material to the information presented.

(2) PCS data relates to PrimeCo Personal Communications, L.P. ("PrimeCo"), a U.S. personal communications service ("PCS") business in which the Company had a 50% interest as of June 30, 1998 and a 25% interest at June 30, 1997. Because PrimeCo does not own 100% of all its markets, the Company's effective ownership is slightly less.

(3) POPs are the estimated market population multiplied by the Company's ownership interest in a licensee operating in that market and includes markets in which the networks are under construction and the markets of certain cost-based investments not included in proportionate operating results.

(4) As of the period ended.

(5) Includes paging units in service in the U.S. and Internationally.

(6) Reflects GAAP-basis operating data, in millions, for the three months and six months ended June 30.

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

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
The following discussion and analysis for AirTouch Communications, Inc., together with its subsidiaries and partnerships (collectively, the "Company" or "AirTouch"), focuses on material changes in financial condition from December 31, 1997 and in results of operations with respect to the three-month and six-month periods ended June 30, 1998, and the comparable periods of 1997. This discussion and analysis should be read in conjunction with management's discussion and analysis included in the Company's 1997 Annual Report on Form 10-K and with the Company's Consolidated Financial Statements and accompanying Notes included herein.

Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such forward-looking statements are often identified by the words "estimate," "project," "intend," "plan," "expect," "believe," or similar expressions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include: a change in economic conditions in the various markets served by the Company's operations which would adversely affect the level of demand for wireless services; greater-than-anticipated competitive activity requiring reduced pricing and/or new product offerings or resulting in higher customer selling costs; declining average revenue per customer due to an increasing proportion of consumer customers and declining rates; greater-than-expected growth in customers and usage driving increased investment in network capacity; the level of fraudulent activity; the impact of new business opportunities requiring significant up-front investments; the impact on capital spending from the deployment of new technologies; the possibility that technologies will not perform according to expectations or that vendor performance will not meet requirements; and higher than anticipated costs associated with correcting the year 2000 issue. These and other factors related to the business are described in the Company's Securities and Exchange Commission ("SEC") filings, included in its Form 10-K under "Investment Considerations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

MEDIAONE GROUP MERGER
On April 6, 1998, the Company completed the transaction to acquire the U.S. cellular business and the 25% PrimeCo Personal Communications, L.P. ("PrimeCo") interest (the "Acquired Businesses") of MediaOne Group, Inc. (formerly U S WEST Media Group). The acquisition was structured as a tax-free merger in which the subsidiaries of MediaOne Group, Inc. ("MediaOne Group") owning the Acquired Businesses merged into the Company, which is the surviving corporation (the "Merger"). In the Merger, the Company issued approximately 59.4 million shares of common stock having a fair market value of about $2.9 billion and approximately $1.6 billion of dividend-bearing preferred stock with a 5.143% coupon. The Company also assumed approximately $1.4 billion of debt associated with the Acquired Businesses. Additionally, the Company has granted MediaOne Group registration rights with respect to the common stock and preferred stock issued in the Merger.

On August 5, 1998, MediaOne Group issued approximately $1.5 billion of notes that are mandatorily exchangeable into shares of the Company's common stock at maturity. The Company's common stock underlying the exchangeable notes was issued to MediaOne Group in the Merger and represents approximately one-half of the common stock owned by MediaOne Group. The Company's common stock underlying the exchangeable notes was registered under the Company's Registration Statement on Form S-3 (Reg. No. 333-56645). The Company will not receive any proceeds from this offering and the number of shares of the Company's common stock outstanding did not change as a result of this transaction.

The Company expects earnings per share dilution from the Merger to reach approximately $0.40 per share in 1999 and to decline thereafter. This dilution represents the net amount of amortization of acquisition intangibles, additional equity in net loss from the increased ownership in PrimeCo, incremental interest expense, preferred dividends, and common shares issued, as partially offset by incremental earnings. The Company plans to pursue cost savings to mitigate this dilution; however, there can be no assurance that such plans will ultimately be successful in mitigating this dilution.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


For a more detailed discussion of the Merger and for pro forma financial statements at December 31, 1997 and for the year then ended which present the combined results of operations, including merger-related adjustments, as if the Merger was effective on January 1, 1997, please see the Company's Current Report on Form 8-K/A-1 dated April 6, 1998. Updated pro forma financial statements at March 31, 1998, and for the three-month period then ended are filed on the Company's Current Report on Form 8-K dated May 28, 1998.

RESULTS OF OPERATIONS

The following discussions compare the results of operations for the three-month and six-month periods ended June 30, 1998, to the comparable periods of 1997. The operating results of the periods discussed below are not necessarily indicative of operating results in future periods.

Consolidated Operations

For the second quarter of 1998, the Company continued its strong operating performance. This strong performance was driven by increased demand for wireless services, continued growth in the Company's U.S. cellular wireless operations, significant growth in the Company's international operations, and the Company's ongoing efforts to control costs.

On April 6, 1998, the Company began consolidating the operating revenues and expenses of the Acquired Businesses. As a result, the three-month and six-month periods ended June 30, 1998, are not comparable to the same periods of 1997.

Given the significance of the Merger, the Company believes it is more meaningful to discuss the operating results on a pro forma basis, as if the Merger had been effective at the beginning of each period presented, and accordingly the following discussion is based on the pro forma results presented below. The pro forma results of operations are not necessarily indicative of the future results of operations of the combined Company or the results of operations of the combined Company that would have actually occurred.


Pro Forma Consolidated Results of Operations (GAAP Basis)
===================================================================================================================
                                                              Three                               Six
                                                           Months Ended                       Months Ended
                                                             June 30                             June 30
                                                 ------------------------------      ------------------------------
(Dollars in millions)                                 1998             1997              1998              1997
-------------------------------------------------------------------------------------------------------------------
Operating revenues                               $      1,367      $      1,263      $      2,667      $      2,432
-------------------------------------------------------------------------------------------------------------------
Operating expenses:
Operating expenses before depreciation
  and amortization expenses                               821               785             1,602             1,475
Depreciation and amortization expenses                    257               232               509               464
-------------------------------------------------------------------------------------------------------------------
  Total operating expenses                              1,078             1,017             2,111             1,939
-------------------------------------------------------------------------------------------------------------------
Operating income                                          289               246               556               493
Equity in net income (loss) of
  unconsolidated wireless systems                          85                23               126                (2)
Minority interests in net (income) loss
  of consolidated wireless systems                        (45)              (43)              (97)              (92)
Miscellaneous income (expense)                            (31)              (44)              (67)              (80)
-------------------------------------------------------------------------------------------------------------------
Income before income taxes
  and preferred dividends                                 298               182               518               319
Income taxes                                              116                77               186               155
-------------------------------------------------------------------------------------------------------------------
Income before preferred dividends                         182               105               332               164
Preferred dividends                                        35                34                70                69
-------------------------------------------------------------------------------------------------------------------
Net income applicable to
  common stockholders                            $        147      $         71      $        262      $         95
===================================================================================================================

Consolidated operating revenues during the three- and six-month periods ended June 30, 1998, increased 8% and 10%, respectively, while consolidated operating income rose 17% and 13% for the same periods. The increases were primarily the result of substantial subscriber growth in the Company's U.S. and international cellular markets.

Increases in equity in net income of unconsolidated wireless systems were primarily attributable to improved profitability resulting from substantial growth in the subscriber base by international wireless systems operated by the Company's equity investees. These favorable results were partially offset by the operating losses of PrimeCo, the Company's

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

personal communications services ("PCS") partnership with Bell Atlantic Corporation.

Excluding the effect of equity in net income of unconsolidated international wireless systems and the effect of foreign consolidated entities, the effective tax rates were approximately 47% and 48% for the three-month periods ended June 30, 1998 and 1997, and 45% and 47% for the six-month periods ended June 30, 1998 and 1997, respectively.


U.S. Cellular Operations

U.S. Cellular Operating Results (GAAP Basis)
======================================================================================================================
                                                                Three                                Six
                                                             Months Ended                       Months Ended
                                                                June 30                            June 30
                                                    ------------------------------      ------------------------------
(Dollars in millions)                                  1998               1997              1998              1997
----------------------------------------------------------------------------------------------------------------------
Service and other revenues                          $        956      $        599      $      1,573      $      1,156
Equipment sales                                               45                30                75                58
----------------------------------------------------------------------------------------------------------------------
Operating revenues                                         1,001               629             1,648             1,214
----------------------------------------------------------------------------------------------------------------------
Operating expenses before depreciation
  and amortization expenses                                  552               343               911               659
Depreciation and amortization expenses                       204                93               302               187
----------------------------------------------------------------------------------------------------------------------
Operating income                                             245               193               435               368
Equity in net income (loss) of
  unconsolidated wireless systems                             38                37                68                66
Minority interests in net (income) loss
  of consolidated wireless systems                           (22)              (20)              (43)              (44)
Other income (expense) included in
  equity income and minority interests (a)                    (8)              (10)              (12)              (13)
----------------------------------------------------------------------------------------------------------------------
U.S. cellular operating contribution
  to net income (b)                                 $        253      $        200      $        448      $        377
======================================================================================================================


(a) Represents amounts necessary to reconcile GAAP Basis and Proportionate Basis results. The amounts represent income taxes and non-operating expenses or income included in Equity in net income (loss) of unconsolidated wireless systems and in Minority interests in net (income) loss of consolidated wireless systems.

(b) Represents the Company's share of combined operating income of consolidated and unconsolidated U.S. cellular operations, net of the interests of minority and equity partners (equal to proportionate operating income presented on page 11).

As previously discussed, the Company believes it is more meaningful to discuss U.S. cellular operating results on a pro forma basis, which assumes the Merger had been effective at the beginning of each period presented. These pro forma operating results and management's discussion and analysis thereon are presented below.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis



Pro Forma U.S. Cellular Operating Results (GAAP Basis)
=====================================================================================================================
                                                               Three                                 Six
                                                            Months Ended                        Months Ended
                                                               June 30                             June 30
                                                   ------------------------------      ------------------------------
(Dollars in millions    )                                  1998              1997              1998              1997
---------------------------------------------------------------------------------------------------------------------
Service and other revenues                         $        975      $        925      $      1,908      $      1,784
Equipment sales                                              46                66               101               126
---------------------------------------------------------------------------------------------------------------------
Operating revenues                                        1,021               991             2,009             1,910
---------------------------------------------------------------------------------------------------------------------
Operating expenses before depreciation
 and amortization expenses                                  562               560             1,124             1,072
Depreciation and amortization expenses                      210               192               414               383
---------------------------------------------------------------------------------------------------------------------
Operating income                                            249               239               471               455
Equity in net income (loss) of
 unconsolidated wireless systems                             38                38                69                67
Minority interests in net (income) loss
 of consolidated wireless systems                           (22)              (31)              (53)              (65)
Other income (expense) included in
 equity income and minority interests (a)                    (8)              (10)              (12)              (15)
---------------------------------------------------------------------------------------------------------------------
U.S. cellular operating contribution
 to net income (b)                                 $        257      $        236      $        475      $        442
=====================================================================================================================


(a) Represents income taxes and non-operating expenses or income included in equity in net income (loss) of unconsolidated wireless systems and in minority interests in net (income) loss of consolidated wireless systems.

(b) Represents the Company's share of combined operating income of consolidated and unconsolidated U.S. cellular operations, net of the interests of minority and equity partners (equal to proportionate operating income presented on page 21).

The improvement in the Company's U.S. cellular operating revenues for the three-month and six-month periods ended June 30, 1998, was primarily the result of a 22% annual growth in subscribers. Continued customer growth in U.S. cellular consolidated markets was primarily achieved through advertising and by focusing on customer needs, which included competitive incentive programs such as waived service establishment charges, discounted monthly access fees, discounted cellular handsets, discounted air time packages, promotional air time credits at the beginning of service contracts, options to purchase bundled minutes of use at fixed monthly rates, and reduced or fixed rates for off-peak usage and roaming. The revenue improvements associated with the increase in subscribers were partially offset by 16% and 15% declines in revenue per minute of use from the three-month and six-month periods ended June 30, 1997. In addition, average revenue per customer (excluding revenue from equipment sales) declined 15% and 16% over the same periods. Declining revenue per minute and average revenue per customer are primarily attributable to continued penetration of consumer markets and to rate reductions and discounts offered to new and existing customers in response to increasing competition. Consumer usage patterns contributed to declines in average revenue per customer because consumers typically use their telephones more during lower rate, off-peak calling periods. The Company anticipates increasing competitive pressures to result in continuing price declines and reduced customer growth rates in the near term and possibly in future years, which could reduce revenues of its U.S. cellular operations compared to current revenue levels. The Company expects the shift toward consumer markets and such increasing competitive pressures to continue to result in declines in average revenue per customer and revenue per minute of use. However, the Company believes that, over time, declining prices and other factors may lead to increases in per subscriber usage as customers shift their calling from landline to wireless networks.

Despite the decline in revenue per minute and the average revenue per customer, U.S. cellular operating margins remained relatively constant from 24% during the three-month and six-month periods ended June 30, 1997, respectively, to 24% and 23% during the three- and six-month periods ended June 30, 1998, respectively. Operating cash flow margins (operating margins excluding the effect of depreciation and amortization expenses) improved from 44% during the three-month period ended June 30, 1997, to 45% during the three-month period ended June 30, 1998. The comparable six-month periods were fairly constant. The stability in operating margins resulted from a decline of 16% and 15% in the total cost per minute of use for the three-month and six-month periods ended June 30, 1998. Decreases in average revenue per customer were partially offset by decreases in the average cash costs per customer (including the loss on equipment sales) of 13% and 19% for the same periods. Decreases in cash costs resulted from several factors, including increased economies of scale,

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

reductions in roaming fraud, reductions in interconnection rates, declines in handset costs, and reductions in handset subsidies offered to customers. The Company continues to focus on improving customer service and on its customer incentive programs designed to retain existing customers. Retaining customers is significantly less expensive than replacing customers who discontinue service.

Depreciation and amortization expenses increased 9% and 8% for the three-month and six-month periods ended June 30,1998. The increase was primarily due to depreciation of larger property, plant, and equipment balances associated with the continued build-out of both digital and analog networks.

The equity in net income (loss) of unconsolidated wireless systems remained constant and primarily reflects the operating results of CMT Partners, the Company's partnership which operates cellular properties primarily in the San Francisco Bay Area.


U.S. Paging Operations

All U.S. paging markets are wholly owned by the Company.


U.S. Paging Operating Results (GAAP Basis)
=========================================================================================================
                                                          Three                           Six
                                                       Months Ended                   Months Ended
                                                          June 30                       June 30
                                                ---------------------------   ---------------------------
(Dollars in millions)                               1998           1997            1998         1997
---------------------------------------------------------------------------------------------------------
Service and other revenues                      $         91   $         81   $        179   $        160
Equipment sales                                           14              9             24             18
---------------------------------------------------------------------------------------------------------
Operating revenues                                       105             90            203            178
---------------------------------------------------------------------------------------------------------
Operating expenses before depreciation
  and amortization expenses                               75             62            143            125
Depreciation and amortization expenses                    19             19             38             37
---------------------------------------------------------------------------------------------------------
Operating income                                $         11   $          9   $         22   $         16
=========================================================================================================
Operating cash flow (a)                         $         30   $         28   $         60   $         53
Operating cash flow margin (b)                          28.6%          31.1%          29.6%          29.8%
=========================================================================================================


(a)     See Footnote 3 on page 12.

(b)     See Footnote 4 on page 12.

Operating revenues increased 17% and 14% for the three-month and six-month periods ended June 30, 1998, primarily due to an 8% annual growth in paging units in service and a 2% increase in the average revenue per unit in service for both periods. Operating cash flow margins (operating margins excluding the effect of depreciation and amortization) decreased from 31% and 30% for the three-month and six-month periods ended June 30, 1997 to 29% and 30% for the three- and six-month periods ended June 30, 1998, due to increases in selling expenses associated with the Company's strategy of shifting growth to the higher revenue retail and direct channels away from the reseller channel.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

International Operations


International Operating Results (GAAP Basis)
================================================================================================================
                                                                Three                            Six
                                                             Months Ended                    Months Ended
                                                               June 30                         June 30
                                                    ----------------------------    ----------------------------
(Dollars in millions)                                   1998            1997            1998            1997
----------------------------------------------------------------------------------------------------------------
Service and other revenues                          $        223    $        164    $        421    $        315
Equipment sales                                               18              18              33              30
----------------------------------------------------------------------------------------------------------------
Operating revenues                                           241             182             454             345
----------------------------------------------------------------------------------------------------------------
Operating expenses before depreciation
  and amortization expenses                                  153             137             287             241
Depreciation and amortization expenses                        26              20              51              41
----------------------------------------------------------------------------------------------------------------
Operating income                                              62              25             116              63
Equity in net income (loss) of
  unconsolidated wireless systems                             98              49             179              59
Minority interests in net (income) loss
  of consolidated wireless systems                           (22)            (12)            (44)            (27)
Other income (expense) included in
  equity income and minority interests (a)                    53              21             115              73
----------------------------------------------------------------------------------------------------------------
International operating contribution
   to net income (b)                                $        191    $         83    $        366    $        168
================================================================================================================


(a) Represents amounts necessary to reconcile GAAP Basis and Proportionate Basis results. The amounts represent income taxes and non-operating expenses or income included in Equity in net income (loss) of unconsolidated wireless systems and in Minority interests in net (income) loss of consolidated wireless systems.

(b) Represents the Company's share of combined operating income of consolidated and unconsolidated international operations, net of the interests of minority and equity partners (equal to proportionate operating income presented on page 22).

International operating revenues increased 32% year over year for the three-month and six-month periods ended June 30, 1998. The increase was primarily due to a 93% annual growth in Europolitan's and Telecel's combined subscribers. The increase in operating revenues associated with the increase in subscribers was partially offset by a 32% and 35% decrease in Europolitan's and Telecel's combined average revenue per customer for the three-month and six-month periods ended June 30, 1998, respectively, and unfavorable changes in foreign exchange rates compared to the U.S. Dollar. If foreign exchange rates had remained constant, operating revenues would have increased by 39% and 42% for the three-month and six-month periods ended June 30, 1998. Operating margins improved 12 and 7 percentage points for the same periods, due to declines in cash costs per customer of 44% for both periods, which exceeded declines in average revenue per customer of 32% and 35% for these periods. The improvement in operating margins was also due to increased economies of scale largely driven by substantial subscriber growth at both Europolitan and Telecel.

The significant improvement in equity in net income of international unconsolidated wireless systems was primarily due to strong operating results achieved by the Company's equity investees in Europe. Improved results in these wireless systems resulted primarily from strong subscriber growth and improved profitability from reductions in cash costs per customer at a greater rate than the decreasing average revenue per customer. Equity income increases were partially offset by unfavorable movements in foreign currency exchange rates.

Proportionate Results of Operations

Proportionate basis operating results are included as supplementary information only and are not prepared in accordance with generally accepted accounting principles ("GAAP"). Proportionate presentation is a pro rata consolidation which reflects the Company's share of revenues and expenses in both its consolidated and unconsolidated wireless systems, net of interests of minority and equity partners. Proportionate results are calculated by multiplying the Company's ownership interest in each wireless system by each system's total operating results, whereas the presentation prepared in accordance with GAAP requires consolidation of wireless systems in which the Company has a direct controlling interest and the equity method of accounting for wireless systems in which the Company has significant influence but not a controlling interest.

Net income under either GAAP or proportionate presentation is the same.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

Proportionate presentation is not required by GAAP, nor is it intended to replace the consolidated operating results prepared and presented in accordance with GAAP. However, since significant wireless systems are not consolidated, proportionate information is provided as supplemental data to facilitate a more detailed understanding and assessment of consolidated operating results prepared and presented in accordance with GAAP. Due to the significant size of the Merger, the following tables for Total Company and U.S. Cellular Proportionate Operating Results are presented on a pro forma basis.


Total Company Pro Forma Operating Results (Proportionate Basis)
=====================================================================================================================
                                                             Three                                  Six
                                                          Months Ended                         Months Ended
                                                            June 30                               June 30
                                                -------------------------------       -------------------------------
(Dollars in millions)                                   1998               1997               1998               1997
---------------------------------------------------------------------------------------------------------------------
Service and other revenues                      $      1,815       $      1,501       $      3,479       $      2,891
---------------------------------------------------------------------------------------------------------------------
Operating expenses before depreciation
   and amortization expenses (a)                       1,097                964              2,106              1,839
Depreciation and amortization expenses                   342                296                673                589
---------------------------------------------------------------------------------------------------------------------
Operating income                                         376                241                700                463
Interest and other income (expenses)                     (33)               (42)               (90)               (84)
---------------------------------------------------------------------------------------------------------------------
Income before income taxes and
  preferred dividends                                    343                199                610                379
Income taxes                                             161                 94                278                215
---------------------------------------------------------------------------------------------------------------------
Income before preferred dividends                        182                105                332                164
Preferred dividends                                       35                 34                 70                 69
---------------------------------------------------------------------------------------------------------------------
Net income applicable to common
  stockholders                                  $        147       $         71       $        262       $         95
=====================================================================================================================
Operating cash flow (b)                         $        718       $        537       $      1,373       $      1,052
Operating cash flow margin (c)                          39.6%              35.8%              39.5%              36.4%
=====================================================================================================================


U.S. Cellular Pro Forma Operating Results (Proportionate Basis)
=====================================================================================================================
                                                              Three                                 Six
                                                           Months Ended                        Months Ended
                                                             June 30                              June 30
                                                -------------------------------       -------------------------------
(Dollars in millions)                                   1998               1997               1998               1997
---------------------------------------------------------------------------------------------------------------------
Service and other revenues                      $        963       $        900       $      1,873       $      1,736
---------------------------------------------------------------------------------------------------------------------
Cost of revenues                                         100                 94                190                186
Selling and customer
  operations expenses (a)                                337                320                676                613
General, administrative, and
  other expenses                                          61                 58                119                114
Depreciation and amortization expenses                   208                192                413                381
---------------------------------------------------------------------------------------------------------------------
Operating income                                $        257       $        236       $        475       $        442
=====================================================================================================================
Operating cash flow (b)                         $        465       $        428       $        888       $        823
Operating cash flow margin (c)                          48.3%              47.6%              47.4%              47.4%
=====================================================================================================================

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


International Operating Results (Proportionate Basis)
=====================================================================================================================
                                                             Three                                 Six
                                                          Months Ended                        Months Ended
                                                            June 30                               June 30
                                                -------------------------------       -------------------------------
(Dollars in millions)                                   1998               1997               1998               1997
---------------------------------------------------------------------------------------------------------------------
Service and other revenues (d)                  $        713       $        507       $      1,339       $        977
---------------------------------------------------------------------------------------------------------------------
Operating expenses before depreciation
   and amortization expenses (a)                         436                357                806                678
Depreciation and amortization expenses                    86                 67                167                131
---------------------------------------------------------------------------------------------------------------------
Operating income                                $        191       $         83       $        366       $        168
=====================================================================================================================
Operating cash flow (b)(d)                      $        277       $        150       $        533       $        299
Operating cash flow margin (c)                          38.8%              29.6%              39.8%              30.6%
=====================================================================================================================

(a)     See Footnote 2 on page 12.

(b)     See Footnote 3 on page 12.

(c)     See Footnote 4 on page 12.

(d) If foreign exchange rates had remained constant, service and other revenues and operating cash flow would have increased 50% and 92%, for both the three- and six-month periods ended June 30, 1998.

CONTINGENCIES

The Company is party to various legal proceedings, including certain antitrust litigation. See Note E, "Contingencies," to the Consolidated Financial Statements.

Early Vesting of Restricted Shares

As previously disclosed in the Notes to the Company's Financial Statements included in the Company's 1997 Annual Report on Form 10-K, the Company has granted certain restricted stock awards to those employees not eligible to receive stock options. These awards provide for early vesting if the Company meets certain "stretch" targets for its common stock price or its operating cash flows. Given the volatility of the stock market, it is difficult to estimate when and if the common stock price target will be met. However, if the common stock price target is met, the Company would need to accelerate the recognition of compensation expense, which could be material to the results in the quarter in which this occurs.

Year 2000 Compliance

Many of the Company's systems are affected by the year 2000 issue, which refers to the inability of computerized systems to process dates beyond December 31, 1999. The Company has implemented a comprehensive plan to address the year 2000 issue in its mission critical systems. Mission critical systems are those whose failure poses a risk of disruption to the Company's ability to provide wireless services, to collect revenues, to meet safety standards, or to comply with legal requirements. The Company's plan includes (i) the complete inventory of all mission critical systems employed in the Company's consolidated markets and the identification of the hardware and software affected by the year 2000 issue;
(ii) modification of the affected systems; and (iii) testing of the modified systems, including testing of systems on an integrated basis. The Company is using both internal and external sources to implement its plan. The Company has generally completed the inventory of its consolidated mission critical systems and is at various stages of modification and testing of these systems. In addition, the Company is also monitoring unconsolidated subsidiaries and their progress in addressing their mission critical systems.

Much of the Company's technology, including technology associated with its mission critical systems, is purchased from third parties. The Company is dependent on those third parties to assess the impact of the year 2000 issue on the technology they have supplied and to take any necessary corrective action. The Company is monitoring the progress of these third parties and selectively conducting tests to determine whether they have accurately assessed the problem and taken corrective action.

Based on its current assessments and its remediation plan, which are based in part upon certain representations of third parties, the Company expects that it will not experience a disruption of its operations as a result of the change to the new millennium. However, there can be no assurance that the third parties who have supplied technology used in the Company's mission critical systems will be successful in taking corrective action in a timely manner. The Company is developing contingency plans with respect to certain key technology used in its mission critical systems, although there can be no assurance that these contingency plans will successfully avoid service disruption. In addition, the Company's systems are interconnected with public switch telecommunications networks ("PSTNs") and the networks of other service providers who are responsible for addressing the year 2000 issue in

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

their own systems. The ability of the Company's systems to operate is dependent upon such PSTNs and other networks being year 2000 compliant, as to which there can be no assurance.

While costs incurred to date to address the year 2000 issue have not been material, the Company expects to incur incremental consolidated pre-tax expenses of approximately $75 million through the end of 1999 to implement its plan for its consolidated mission critical systems. In addition, the Company has redeployed internal resources to address the problem. The substantial majority of these expenses will be incurred in the second half of 1998 and the first half of 1999. Additionally, the Company will incur capitalized costs that represent ongoing investment in new systems and system upgrades, the timing of which is being accelerated in order to facilitate year 2000 compliance and which is not expected to have a material impact on the Company's financial position or results of operations. This estimate assumes that third party suppliers have accurately assessed the compliance of their products and that they will successfully correct the issue in non-compliant products. Because of the complexity of correcting the year 2000 issue, actual costs may vary from this estimate.

If the Company is unsuccessful in its efforts to correct or cause to be corrected its mission critical systems or if third parties with whom the Company's systems interconnect do not correct their systems, the Company could experience significant disruption to its operations, including disruption of its ability to provide certain wireless services and to correctly bill customers resulting in potential revenue loss and increased costs that could have a material adverse effect on the Company's financial condition or results of operations.

Management believes that the original manufacturers of handsets and pagers are primarily liable for failures of such products. However, in the event of such product failures, the Company could experience service revenue loss and be required to incur additional costs to furnish customers with replacement equipment on a temporary or permanent basis to prevent further service revenue loss.

Market Risk

Please see the Company's 1997 Annual Report on Form 10-K for a complete discussion and analysis of the Company's market risks. These risks include unfavorable movements in interest rates, foreign currency exchange rates, and equity prices. The changes to the market risks as of June 30, 1998, related to the additional debt incurred in conjunction with the Merger are described in the following paragraphs; otherwise, there have been no additional material changes to the market risks described at December 31, 1997. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

Interest and Foreign Exchange Rate Risks

As of June 30, 1998, the Company's financial instruments that are subject to interest and foreign currency exchange rate risks included long-term debt with an aggregate fair value of $3.1 billion and forward contracts with an aggregate positive market value of $69 million. This represents an increase in the total aggregate value of approximately $1.7 billion from December 31, 1997, and primarily represents the increase in long-term debt associated with the Merger.

The Company uses a statistical modeling technique known as "value-at-risk" ("VAR") to compute required disclosures of the maximum probable loss, within a certain confidence level, in the fair value of its financial instruments subject to interest and foreign currency exchange rate risks. With respect to foreign exchange rate risk, the VAR for the Company's debt instruments and forward contracts were $3 million and $70 million, respectively. With respect to interest rate risk, the VAR for the Company's debt instruments and forward contracts were $121 million and $33 million, respectively.

VAR amounts are statistical estimates representing the maximum probable loss in fair value that the Company could incur given a certain confidence level (i.e., with 95% certainty, the value of the instruments included in the VAR model is not likely to decline more than the VAR amounts shown above due to movements in the relevant market rates). VAR amounts do not represent actual losses which will be incurred by the Company. In addition, although changes in market rates may adversely impact the fair value of the Company's debt instruments, market rate changes will have an immaterial impact on earnings or cash flows since the majority of the Company's existing debt bears interest at fixed rates. Further, potential changes in the fair value of forward contracts will be offset by changes in the fair value of the underlying asset hedged by the forward contracts.

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

Capital Spending, Debt Service, Net Distribution, and Dividend Requirements for the First Six Months of 1998

The Company spent $456 million during the first six months of 1998 for additions to property, plant, and equipment primarily to increase its cellular and paging network system capacity. The Company invested an additional $493 million during the first six months of 1998 to expand and build-out the cellular and PCS networks, to purchase interests in certain cellular systems, and to fund other capital requirements related to its unconsolidated systems. Cash payments for debt service during the first six months of 1998 amounted to approximately $52 million. The Company also paid $48 million in net distribution to holders of minority interests of its consolidated wireless systems and $27 million for preferred dividends during the first six months of 1998.

Funding of Capital Spending, Debt Service, Net Distribution, and Dividend Requirements for the First Six Months of 1998

Cash flows from operating activities of $683 million, proceeds from the issuance of commercial paper and short-term and long-term debt, and proceeds from the exercise of stock options were the primary sources utilized to fund capital requirements, debt service, preferred stock dividends, and net distributions to holders of minority interests.

Future Funding Requirements

The Company will continue to be required to make substantial expenditures in connection with its efforts to expand its existing wireless business and, potentially, to pursue opportunities to expand into new markets. For the remainder of 1998, U.S. and international requirements for capital expenditures and contributions to existing wireless systems are expected to be approximately $735 million.

Consolidated Expenditures

The Company plans to incur significant capital expenditures in its consolidated U.S. markets for expansion of its analog and Code Division Multiple Access ("CDMA") digital wireless networks to meet current and future capacity requirements resulting from both subscriber growth and increased network use. The Company now offers CDMA digital cellular service in all of its AirTouch-branded U.S. cellular markets. The Company expects its annual capital expenditures for digital technology to continue to be greater than its annual capital expenditures for analog technology for the foreseeable future.

The Company plans to maintain and, as required, expand its analog networks and to offer dual-mode (analog/CDMA digital), dual-band (cellular/PCS frequencies) handsets in each of its U.S. digital markets to facilitate the greatest possible roaming capabilities for its customers.

The Company's existing U.S. and international operations were committed to spend approximately $130 million at June 30, 1998 for the acquisition of property, plant, and equipment. After these commitments have been satisfied, the Company plans to make additional capital expenditures of approximately $430 million during the remainder of 1998 to increase the capacity of its existing wireless networks and to continue its expansion of CDMA digital technology. The Company is also committed to spend approximately $145 million at June 30, 1998, for the purchase of cellular handsets, pagers, and other items.

In addition, the Federal Communications Commission ("FCC") has adopted rules requiring carriers such as the Company to provide customers in the U.S. with local number portability, the ability for customers to retain their telephone numbers if they choose to switch landline or wireless carriers. Providing this functionality will result in additional capital requirements and operating expenses in future years. FCC rules require the Company to provide certain local number portability services by December 31, 1998, and to provide complete local number portability services by June 30, 1999. The Company and certain wireless industry groups have petitioned the FCC for a delay in the June 30, 1999 implementation date. The Company has not yet fully assessed the cost of complying with the FCC's number portability rules; such costs could be material to the Company's results of operations or financial position in future reporting periods.

The Company will also be required to upgrade its wireless networks in the U.S. to provide certain functionality to authorized law enforcement agencies. In this regard, the FCC has adopted rules requiring wireless carriers to electronically provide "Emergency 911" authorities with the physical location of wireless callers requesting emergency assistance. In addition, new U.S. Federal laws pursuant to the Communications Assistance Law Enforcement Act ("CALEA") will require the Company to provide law enforcement agencies with certain network

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

functionality and other assistance in criminal investigations, including digital wiretapping capabilities. The FCC rules concerning "Emergency 911" services and CALEA both require the responsible government agencies to reimburse the Company for its costs incurred to upgrade its networks and to provide on-going assistance to law enforcement agencies; however, the Company can provide no assurance that all such costs will be recoverable.

Unconsolidated Wireless Systems

As of June 30, 1998, commitments for capital contributions to existing unconsolidated wireless systems were not significant. However, the Company plans to make additional capital contributions of approximately $175 million during the remainder of 1998 to certain of its existing unconsolidated wireless systems, including contributions to PrimeCo to fund its operating losses and the continuing build-out of its CDMA PCS networks, and contributions to Misrfone, the Company's Egyptian venture, to begin funding its start-up operations.

The Company continually evaluates opportunities to increase its ownership interests in its existing international wireless systems and to acquire interests in new international wireless licenses, either of which could result in incremental capital commitments.

Other Requirements

In October 1997, the Company's Board of Directors authorized the repurchase of up to $1 billion of AirTouch common and preferred stock. The Company plans to continue to buy shares on the open market from time to time, based on market conditions.

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

Other financing sources available to the Company include various forms of debt and equity securities which have been registered with the Securities and Exchange Commission under Registration Statement on Form S-3 filed in June 11, 1998 (Reg. No. 333-56645). The total amount available under this Registration Statement is $2.5 billion and, as of June 30, 1998, no debt or equity securities had been issued. However, on August 5, 1998, MediaOne Group issued notes exchangeable for a portion of the AirTouch common stock it received in connection with the Merger. Since the AirTouch common stock was registered under the Registration Statement, the total amount remaining for future debt and equity issuances under the Registration Statement is expected to be approximately $1 billion. However, if certain over-allotment options granted by MediaOne Group to its underwriters are exercised in full, the remaining amount would be approximately $760 million.

In addition to these sources, the Company also has access to international capital markets. In July 1998, the Company issued 5.5% notes in Europe which were denominated in Deutsche Marks ("DEM") and received net proceeds of approximately 400 million DEM ($223 million USD). The Company has utilized a portion of the net proceeds from the notes to retire commercial paper outstanding and intends to use the remainder for general corporate purposes.

Funding of Future Requirements

The Company anticipates cash flows from operations to be its primary source of funding for capital requirements of its existing operations, debt service, and preferred dividends through the end of 1998, including the Company's incremental debt service and preferred dividend obligations resulting from the Merger. However, should additional funding be required due to the award of one or more new international cellular licenses, new investment opportunities, other unanticipated events, or the repurchase of AirTouch common or preferred stock, the Company may raise the required funds through borrowings or public or private sales of debt or equity securities. Such funding may be obtained through borrowings under the Facility; through the Company's commercial paper program; from additional securities which may be issued from time to time under the Registration Statement; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing. The Company believes, that in the event of such requirements, it will be able to access the capital markets on terms and in amounts adequate to meet its objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in quantities or on terms favorable to the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AIRTOUCH COMMUNICATIONS, INC.:

We have reviewed the accompanying Consolidated Balance Sheets of AirTouch Communications, Inc. and subsidiaries ("Company") as of June 30, 1998 and the related Consolidated Statements of Income and of Cash Flows for the three-month and six-month periods ended June 30, 1998 and 1997. These Consolidated Financial Statements are the responsibility of the Company's management.

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

Our reviews were made for the purpose of expressing limited assurance on the Consolidated Financial Statements taken as a whole. The Selected Proportionate Financial Data ("Proportionate Financial Data") for the three-month and six-month periods ended June 30, 1998 and 1997 appearing on page 11 is presented for additional analysis and is not a required part of the basic financial statements. As discussed in the Footnotes to the Proportionate Financial Data, the Proportionate Financial Data has been prepared by the Company to present financial information that, in the opinion of management, is not provided by financial statements prepared in conformity with generally accepted accounting principles. Such Proportionate Financial Data, prepared on the basis of presentation described in the Footnotes to the Proportionate Financial Data, has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements. Based on our reviews, we are not aware of any material modifications that should be made to such information in relation to the basic Consolidated Financial Statements taken as a whole.

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



/s/  PricewaterhouseCoopers LLP

San Francisco, California
August 7, 1998

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Footnote E, "Contingencies", in the Notes to Consolidated Financial Statements

ITEM 2.  CHANGES IN SECURITIES

     On April 6, 1998, the Company issued 59,446,902 shares of common stock, 825,000 shares of 5.143% Class D Cumulative Preferred Stock, Series 1998 and 825,000 shares of 5.143% Class E Cumulative Preferred Stock, Series 1998 to MediaOne Group, Inc. in the Merger, as described in Management's Discussion and Analysis of Results of Operations. In addition, on the same date the Company issued 235,553 shares of common stock to United States Cellular Investment Company in exchange for a 25% limited partner interest in Idaho RSA No. 1 Limited Partnership. Both issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 1998, the Company held its Annual Meeting of Stockholders. Three matters were considered and the results are as follows:

                  Proposal 1 to elect four directors, constituting Class I of the Company's Board of Directors, to serve a three-year term:
                  436,376,185 shares voted for Donald G. Fisher, and 5,355,994 shares withheld; 436,505,666 shares voted for Sam Ginn, and 5,226,513 shares withheld; 436,556,173 shares voted for Charles R. Schwab, and 5,176,006 shares withheld; 436,488,038 shares voted for Chang-Lin Tien, and 5,244,141 shares withheld.

                  Proposal 2 to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 1998:
                  439,534,509 shares voted for this proposal, 1,061,235 shares voted against, and 1,136,435 shares abstained.

                  Proposal 3 to approve an amendment to the Company's Employee Stock Purchase Plan: 430,646,929 shares voted for this proposal, 7,914,282 shares voted against, and 3,170,968 shares abstained.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibits identified below are incorporated herein by reference as exhibits hereto.


   Exhibit
    Number                    Description
    ------                    -----------
     3.1            Certificate of Designation, Rights and Preferences of 5.143%
                    Class D Cumulative Preferred Stock, Series 1998 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form
                    8-K, Date of Report: April 6, 1998, File No. 1-12342)

     3.2            Certificate of Designation, Rights and Preferences of 5.143%
                    Class E Cumulative Preferred Stock, Series 1998 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form
                    8-K, Date of Report: April 6, 1998, File No. 1-12342)

     10.1           Amended and Restated Investment Agreement dated as of April 6,
                    1998 between the Company and U S WEST, Inc. (incorporated by reference to Exhibit 10 to the Company's Current Report on Form
                    8-K, Date of Report: April 6, 1998, File No. 1-12342)

     15.1           Letter of PricewaterhouseCoopers LLP Re: Unaudited Interim
                    Financial Information

     27             Financial Data Schedule

(b) Reports on Form 8-K:

         Date of Report:  April 6, 1998

           Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits

         Date of Report:  April 27, 1998

           Item 5.  Other Events and Item 7.  Financial Statements and Exhibits

         Date of Report:  April 29, 1998

           Item 5.  Other Events and Item 7.  Financial Statements and Exhibits

         Date of Report:  April 29, 1998, as filed on May 1, 1998

           Item 7.  Financial Statements and Exhibits

         Date of Report:  May 28, 1998

           Item 7.  Financial Statements and Exhibits

         Date of Report:  May 29, 1998

           Item 7.  Financial Statements and Exhibits

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AIRTOUCH COMMUNICATIONS, INC.

By:    /s/ Mohan S. Gyani
   -------------------------------
          Mohan S. Gyani
          Executive Vice President and
          Chief Financial Officer


Date:  August 7, 1998