Form 10-Q
period 1998-09-30
AIRTOUCH COMMUNICATIONS INC
filed 1998-11-10
CIK 904255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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



At October 31, 1998, 572,061,921 shares of common stock were outstanding.

                          AIRTOUCH COMMUNICATIONS, INC.
                          INDEX TO REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS:

              Consolidated Statements of Income......................................................    3

              Consolidated Balance Sheets............................................................    4

              Consolidated Statements of Cash Flows..................................................    5

              Notes to Consolidated Financial Statements.............................................    6

              Selected Proportionate Financial Data .................................................   11

              Selected Proportionate Operating Data .................................................   13


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .......................................................   15

          REPORT OF INDEPENDENT ACCOUNTANTS .........................................................   28



                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ..........................................................................   29

ITEM 2.  CHANGES IN SECURITIES ......................................................................   29

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............................................................   29

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................................   29

ITEM 5.  OTHER INFORMATION ..........................................................................   29

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........................................................   29

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                             (Unaudited)                     (Unaudited)
                                                                         Three Months Ended                Nine Months Ended
                                                                            September 30                      September 30
                                                                      --------------------------        --------------------------
(Dollars in millions, except per share information)                      1998            1997             1998              1997
                                                                      ---------        ---------        ---------        ---------
Operating revenues                                                    $   1,421        $     916        $   3,727        $   2,653
                                                                      ---------        ---------        ---------        ---------
Operating expenses:
     Cost of revenues                                                       295              209              765              597
     Selling and customer operations expenses                               384              233            1,024              672
     General, administrative, and other expenses                            159              120              438              354
     Depreciation and amortization expenses                                 267              139              664              408
                                                                      ---------        ---------        ---------        ---------
Total operating expenses                                                  1,105              701            2,891            2,031
                                                                      ---------        ---------        ---------        ---------
Operating income                                                            316              215              836              622
Equity in net income (loss) of unconsolidated wireless systems:
     U. S.                                                                   (7)               8              (24)              12
     International                                                           99               55              278              114
Minority interests in net (income) loss of consolidated
     wireless systems                                                       (52)             (35)            (139)            (106)
Interest:
     Expense                                                                (42)             (21)            (103)             (69)
     Income                                                                   4                5               19               14
Miscellaneous income (expense)                                                6               (2)              (1)              (6)
                                                                      ---------        ---------        ---------        ---------
Income before income taxes and preferred dividends                          324              225              866              581
Income taxes                                                                111               84              306              244
                                                                      ---------        ---------        ---------        ---------
Income before preferred dividends                                           213              141              560              337
Preferred dividends                                                          35               14               82               40
                                                                      ---------        ---------        ---------        ---------
Net income applicable to common stockholders                          $     178        $     127        $     478        $     297
                                                                      =========        =========        =========        =========

Net income applicable to common stockholders - per share
     Basic                                                            $    0.31        $    0.25        $    0.87        $    0.59
     Diluted                                                          $    0.30        $    0.25        $    0.85        $    0.59
                                                                      =========        =========        =========        =========
Weighted average shares outstanding (in thousands)                      573,707          504,235          550,662          503,549
                                                                      =========        =========        =========        =========



The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                                                           (Unaudited)
                                                                                                           SEPTEMBER 30  December 31
(Dollars in millions)                                                                                          1998        1997
                                                                                                             --------     --------
ASSETS
Current assets:
   Cash and cash equivalents                                                                                 $     17     $      1
   Accounts receivable (net of allowance for uncollectibles of $77 and $44, respectively)                         683          472
   Inventories                                                                                                     96          106
   Other receivables                                                                                              109           44
   Due from related parties                                                                                        21           48
   Other current assets                                                                                           128           51
                                                                                                             --------     --------
Total current assets                                                                                            1,054          722
Property, plant, and equipment, net                                                                             3,839        2,539
Investments in unconsolidated wireless systems                                                                  3,609        2,068
Intangible assets, net                                                                                          8,560        3,297
Deferred charges and other noncurrent assets                                                                      200          344
                                                                                                             --------     --------
Total assets                                                                                                 $ 17,262     $  8,970
                                                                                                             ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                                                                   $    308     $    244
   Short-term borrowings                                                                                           50           --
   Current portion of long-term debt                                                                               23           57
   Other current liabilities                                                                                      836          675
                                                                                                             --------     --------
Total current liabilities                                                                                       1,217          976
Long-term debt                                                                                                  2,887        1,362
Deferred income taxes                                                                                           1,846          711
Deferred credits                                                                                                  139           86
                                                                                                             --------     --------
Total liabilities                                                                                               6,089        3,135
                                                                                                             --------     --------

Commitments and contingencies
Minority interests in consolidated wireless systems                                                               407          306
Redeemable preferred stock ($.01 par value; 1.65 million shares authorized,
    1.65 million shares issued and outstanding; liquidation value of $1.65 billion)                             1,574           --
                                                                                                             --------     --------
Stockholders' equity:
   Preferred stock and additional paid-in capital ($.01 par value; 48.35 million shares authorized):
      Series A (7 million shares authorized, no shares issued or outstanding)                                      --           --
      6.00% Class B Mandatorily Convertible (19 million shares authorized;
          17.2 million shares issued and outstanding; liquidation value of $500)                                  500          500
      4.25% Class C Convertible (13 million shares authorized, 11.1 million shares issued
           and outstanding; liquidation value of $554)                                                            541          541
   Common stock and additional paid-in capital ($.01 par value; 1.1 billion shares authorized,
      575.5 million shares issued and 573.1 million shares outstanding [net of 2.2 million treasury shares at cost of $102] at September 30, 1998, 506.1 million shares issued and 505.5 million shares
      outstanding [net of 0.5 million treasury shares at cost of $11] at December 31, 1997)                     7,282        4,079
Retained earnings                                                                                                 893          415
Accumulated other comprehensive income                                                                              9            1
Deferred compensation                                                                                             (33)          (7)
                                                                                                             --------     --------
Total stockholders' equity                                                                                      9,192        5,529
                                                                                                             --------     --------
Total liabilities and stockholders' equity                                                                   $ 17,262     $  8,970
                                                                                                             ========     ========



The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                                              (Unaudited)
                                                                                           Nine Months Ended
                                                                                             September 30
                                                                                        ----------------------
(Dollars in millions)                                                                    1998            1997
                                                                                        -------        -------
Cash flows from operating activities:
   Income before preferred dividends                                                    $   560        $   337
   Adjustments to reconcile income before preferred dividends for items currently not affecting operating cash flows:
         Depreciation, amortization, and other non cash items                               668            417
         Equity in net (income) loss of unconsolidated wireless systems                    (254)          (126)
         Distributions received from equity investees                                        94            222
         Minority interests in net income (loss) of consolidated wireless systems           139            106
         Deferred income tax (benefit) expense                                                5              5
         Loss (gain) on sale of assets and telecommunications interests                      --              1
         Changes in assets and liabilities, net of amounts acquired:
            Accounts receivable, net                                                        (43)           (41)
            Other current assets and receivables                                             11            (45)
            Deferred charges and other noncurrent assets                                    (14)            20
            Accounts payable and other current liabilities                                   15             43
            Deferred credits and other liabilities                                           15            (10)
                                                                                        -------        -------
Cash flows from operating activities                                                      1,196            929
                                                                                        -------        -------
Cash flows from investing activities:
   Investments in wireless systems                                                         (626)          (260)
   Additions to property, plant, and equipment                                             (700)          (459)
   Proceeds from sale of property, plant, and equipment                                      16             13
   Other investing activities                                                                28              8
                                                                                        -------        -------
Cash flows from investing activities                                                     (1,282)          (698)
                                                                                        -------        -------
Cash flows from financing activities:
   Proceeds from issuing long-term debt and commercial paper                              2,644            346
   Retirement of long-term debt and commercial paper                                     (2,512)          (534)
   Distributions to minority interests of consolidated wireless systems                     (72)           (57)
   Contributions from minority interests of consolidated wireless systems                     2              5
   Proceeds from common shares issued                                                       123             57
   Purchases of common stock                                                                (66)            (5)
   Increase (decrease) in short-term borrowings                                              47             --
   Payment of preferred stock dividends                                                     (60)           (40)
   Other financing activities                                                                (5)            (4)
                                                                                        -------        -------
Cash flows from financing activities                                                        101           (232)
                                                                                        -------        -------
Effect of exchange rate changes on cash and cash equivalents                                  1             (5)
                                                                                        -------        -------
Net change in cash and cash equivalents                                                      16             (6)
Beginning cash and cash equivalents                                                           1             28
                                                                                        -------        -------
Ending cash and cash equivalents                                                        $    17        $    22
                                                                                        =======        =======



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

A.  BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements of AirTouch Communications, Inc. and Subsidiaries (the "Company") furnished herein have been reviewed by independent accountants and reflect all adjustments that are, in the opinion of the Company, necessary to present fairly the financial position and results of operations for each interim period presented. All such adjustments are normal recurring adjustments. The Company recommends that these interim financial statements be read in conjunction with the Consolidated Financial Statements and accompanying Notes presented in the Company's 1997 Annual Report on Form 10-K.

With respect to the unaudited consolidated financial information of the Company as of September 30, 1998 and for the three- and nine-month periods ended September 30, 1998 and 1997 included herein, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 6, 1998, appearing herein, states that they did not audit and they do not express an opinion on the unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of this Form 10-Q prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.


B.  CHANGES FROM DECEMBER 31, 1997

ACCOUNTING CHANGES
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," consistent with the required adoption period. For the Company, comprehensive income includes income before preferred dividends, unrealized gain (loss) on available-for-sale securities, cumulative translation adjustments, and minimum pension liability adjustments. The Company's total comprehensive income was $221 million and $149 million for the three months ended September 30, 1998, and 1997, and $568 million and $318 million for the nine months ended September 30, 1998, and 1997, respectively. The implementation of SFAS No. 130 did not have an impact on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. Consistent with the requirements of the statement, the Company intends to adopt SFAS No. 133 effective January 1, 2000. If the Company had implemented SFAS No. 133 at September 30, 1998, based on the Company's current derivative instruments, there would not have been a material impact on the Company's financial position or results of operations.

DEBT ISSUANCE
In April 1998, the Company issued $500 million of 6.65% notes due May 1, 2008. In May 1998, the Company issued an additional $200 million of 6.35% notes due June 1, 2005. The Company used the proceeds from the sale of the notes to retire commercial paper issued in connection with the MediaOne Group merger.

In July 1998, the Company issued Deutsche Mark ("DEM") 400 million of 5.5% notes due July 24, 2008 in an offering in Europe and received net proceeds of approximately 397 million DEM ($223 million USD). The Company utilized a portion of the net proceeds from the notes to retire commercial paper outstanding and the remainder for general corporate purposes.

MEDIAONE GROUP MERGER
On April 6, 1998, the Company completed the acquisition of the U.S. cellular business and the 25% PrimeCo Personal Communications, L.P. ("PrimeCo") interest (the "Acquired Businesses") of MediaOne Group, Inc. (formerly U S WEST Media Group). The subsidiaries of MediaOne Group, Inc. ("MediaOne Group") owning the Acquired Businesses merged into the Company, which is the surviving corporation (the "Merger"). The Company issued approximately 59.4 million shares of common stock having a fair market value of about $2.9 billion on the date of issuance and approximately $1.6 billion of dividend-bearing preferred stock with a 5.143% coupon and assumed approximately $1.4 billion of debt associated with the

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Acquired Businesses. The Company also granted MediaOne Group registration rights with respect to the common stock and preferred stock described above.

In September 1998, MediaOne Group returned to the Company approximately 0.1 million shares of common stock with a value of approximately $7.5 million as a purchase price adjustment.

The Merger was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Acquired Businesses since April 6, 1998, have been included in the Company's results. The aggregate purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired, including the identifiable intangible assets of approximately $3 billion was recorded as goodwill. A deferred income tax liability of approximately $1.2 billion was recorded in purchase accounting. The identifiable intangible assets primarily include Federal Communications Commission ("FCC") licenses of approximately $2.6 billion and customer lists of approximately $0.4 billion. These identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. Goodwill is amortized over 40 years. The valuation and appraisal of the acquired assets and liabilities have been completed, and the changes made to these preliminary allocated amounts were not material. As a result, no restatement of the pro forma data was deemed necessary.

On August 5, 1998, MediaOne Group issued approximately $1.5 billion of notes that are mandatorily exchangeable into shares of the Company's common stock at maturity. The Company's common stock underlying the exchangeable notes was issued to MediaOne Group in the Merger and represents approximately one-half of the common stock owned by MediaOne Group. The Company's common stock underlying the exchangeable notes was registered under the Company's Registration Statement on Form S-3 (Reg. No. 333-56645). The Company did not receive any proceeds from this offering and the number of shares of the Company's common stock outstanding did not change as a result of this transaction.

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

                                                                       (Unaudited)
                                                                    Nine Months Ended
                                                                        September 30
                                                                -------------------------
(Dollars in millions)                                              1998             1997
                                                                ---------       ---------
Operating revenues                                              $   4,088       $   3,732
Net income applicable to common stockholders                    $     440       $     194
Net income applicable to common stockholders - per share:
   Basic                                                        $    0.77       $    0.35
   Diluted                                                      $    0.76       $    0.35
                                                                =========       =========

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

REDEEMABLE PREFERRED STOCK
The Company has authorized 825,000 shares of 5.143% Class D Cumulative Preferred Stock, Series 1998 ("Class D Preferred Stock") and 825,000 shares of 5.143% Class E Cumulative Preferred Stock, Series 1998 ("Class E Preferred Stock") (together "Preferred Stock"), all of which were issued in connection with the Merger in April, 1998. These shares do not have conversion rights into any other class of the Company's shares.

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

The aggregate redemption value of the Preferred Stock is $1.65 billion. The maturity date of the Class D Preferred Stock is April 6, 2020, and the Company may redeem in whole or in part, the Class D Preferred Stock after April 7, 2018. The maturity date of the Class E Preferred Stock is April 7, 2018, with no early redemption by the Company. The redemption price for the Preferred Stock is $1,000 per share plus accrued unpaid dividends. In the event of the liquidation, dissolution, or winding up of the business of the Company, holders of the Preferred Stock are entitled to receive $1,000 per share plus all accrued unpaid dividends to the date of liquidation, dissolution or winding up of affairs.

The foregoing description of the Preferred Stock is qualified in its entirety by the Certificates of Designation, Preferences and Rights of the Preferred Stock, filed as Exhibits 3.1 and 3.2 of the Company's Current Report on Form 8-K dated April 6, 1998, incorporated herein by reference.

The Preferred Stock was reported on the Balance Sheet at its fair value on April 6, 1998, the closing date of the Merger. The difference between the fair value at that date and the redemption value is approximately $77 million. This difference is amortized and reported as incremental preferred dividends, using the interest method, over the maturity periods of each of Class D and Class E Preferred Stock.


C.  EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated based on net income applicable to common stockholders divided by the weighted average common shares outstanding. Diluted EPS is calculated based on net income applicable to common stockholders divided by the sum of the weighted average common shares outstanding and any common stock equivalents. Common stock equivalents ("CSEs") related to stock options, determined using the treasury stock method, had a dilutive impact on EPS for the three and nine months ended September 30, 1998. CSEs related to stock options had no impact on EPS for the three and nine months ended September 30, 1997. CSEs related to convertible Class B and Class C preferred stock and convertible debt, determined using the "if converted" method, had an anti-dilutive impact on EPS for the three and nine months ended September 30, 1998 and 1997 and therefore were not included in the calculation of diluted EPS.

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                                                  (Unaudited)                        (Unaudited)
                                                              Three Months Ended                  Three Months Ended
(Dollars in millions, except per share information;           September 30, 1998                  September 30, 1997
                                                        --------------------------------    ------------------------------
   shares in thousands)                                 Income       Shares    Per Share    Income     Shares    Per Share
   --------------------                                 ------       ------    ---------    ------     ------    ---------
Basic Earnings Per Share
Net income applicable to common stockholders              $  178     573,707    $  0.31     $  127     504,235     $  0.25
                                                                                =======                            =======
Effect of Dilutive Securities
Stock Options                                                         12,766                            4,633
                                                          ------------------                -----------------
Diluted Earnings Per Share
Net income applicable to common stockholders              $  178     586,473    $  0.30     $  127     508,868     $  0.25
                                                          ======     =======    =======     ======     =======     =======



                                                                  (Unaudited)                        (Unaudited)
                                                               Nine Months Ended                  Nine Months Ended
(Dollars in millions, except per share information;           September 30, 1998                  September 30, 1997
                                                        --------------------------------    ------------------------------
   shares in thousands)                                 Income       Shares    Per Share    Income     Shares    Per Share
   --------------------                                 ------       ------    ---------    ------     ------    ---------
Basic Earnings Per Share
Net income applicable to common stockholders              $  478     550,662    $  0.87     $  297    503,549     $  0.59
                                                                                =======                           =======
Effect of Dilutive Securities
Stock Options                                                          9,396                            2,610
                                                          ------------------                -----------------
Diluted Earnings Per Share
Net income applicable to common stockholders              $  478     560,058    $  0.85     $  297     506,159     $  0.59
                                                          ======     =======    =======     ======     =======     =======


D.  INVESTMENTS IN UNCONSOLIDATED WIRELESS SYSTEMS

The Company's investments in unconsolidated wireless systems consist of the following:


                          SEPTEMBER 30  December 31
(Dollars in millions)        1998         1997
                            ------       ------
Investments at equity       $3,462       $1,958
Investments at cost            147          110
                            ------       ------
                            $3,609       $2,068
                            ======       ======


The Company's equity in net income of significant equity investees (Mannesmann Mobilfunk GmbH and CMT Partners) was $115 million and $95 million for the three months ended September 30, 1998 and 1997, and $324 million and $256 million for the nine months ended September 30, 1998 and 1997, respectively. The Company's equity in net income of these investees differs from its proportionate share of their reported net income in the table below primarily due to amortization of intangibles and other adjustments. Condensed operating results for the Company's significant equity investments are as follows:

                                 Three Months Ended        Nine Months Ended
                                    September 30             September 30
                                -------------------       -------------------
(Dollars in millions)            1998         1997         1998         1997
                                ------       ------       ------       ------
Mannesmann Mobilfunk GmbH
   Operating revenues           $1,102       $  846       $2,938       $2,336
   Operating income             $  412       $  334       $1,177       $  870
   Net income                   $  178       $  143       $  508       $  372
CMT Partners
   Operating revenues           $  149       $  144       $  422       $  433
   Operating income             $   65       $   61       $  183       $  175
   Net income                   $   74       $   67       $  205       $  196

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

E.  CONTINGENCIES

The Company has been a defendant in various antitrust lawsuits filed in both state and federal courts. In 1993, a class action complaint was filed in Orange County Superior Court alleging price fixing in the Los Angeles cellular market. A parallel class action filed in Orange County Superior Court in 1994 was stayed pending the resolution of the 1993 case. In 1997, a settlement of the 1993 case was approved by the Court. The case is now on appeal. In 1994, two class action complaints also alleging price fixing were filed against the Company, one in San Diego County Superior Court and one in the U.S. District Court. The state case was dismissed and a settlement of the federal case has been approved by the Court. Also in 1994, a class action complaint was filed against the Company in San Francisco County Superior Court alleging price fixing. In 1996, an almost identical class action complaint was filed against the Company in Alameda County Superior Court. In 1998, a settlement of these cases was approved by the Court. The cases are now on appeal. In the aggregate these settlements will not have a material adverse effect on the Company's financial position or results of operations.

In July 1998, a complaint was filed in Sacramento County Superior Court against the Company and other cellular and PCS carriers by customers challenging the legality of certain billing practices and claiming that the practices are not adequately disclosed in the California markets. In August 1998, a complaint was filed against PrimeCo, an unconsolidated subsidiary of the Company, in the Cook County Chancery Court by customers challenging the legality of certain billing practices and claiming that the practices are not adequately disclosed. The complaints in both billing cases seek monetary damages and revisions to the billing practices of the relevant carriers. Also in August 1998, a complaint was filed against PrimeCo in the Cook County Chancery Court alleging certain deficiencies in PrimeCo's network performance. The complaint seeks monetary damages. Each of these cases is in the preliminary pleading phase and the Company is not currently able to assess the impact, if any, of these cases on its financial position or results of operations.

The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these various other proceedings cannot be ascertained, management does not expect that they will have a material adverse effect on the Company's financial position or results of operations.

In the ordinary course of business, the Company has issued letters of responsibility and letters of support for performance guarantees, refundable security deposits, and credit facilities of certain subsidiaries and affiliates providing varying degrees of recourse to the Company. At September 30, 1998, the Company's share under such arrangements was $224 million. The Company believes it is remote that it will be required to pay under these various arrangements.

                 AirTouch Communications, Inc. and Subsidiaries

SELECTED PROPORTIONATE FINANCIAL DATA  (UNAUDITED) (1)

                                                                              Three Months Ended              Nine Months Ended
                                                                                September 30                     September 30
                                                                           -----------------------         -----------------------
(Dollars in millions)                                                       1998            1997            1998            1997
                                                                           -------         -------         -------         -------
TOTAL COMPANY
Service and other revenues                                                 $ 1,959         $ 1,275         $ 5,112         $ 3,586
Operating expenses before depreciation and amortization expenses (2)         1,176             786           3,074           2,258
Depreciation and amortization expenses                                         364             203             915             581
                                                                           -------         -------         -------         -------
Operating income                                                               419             286           1,123             747
Interest and other income (expenses)                                           (35)            (23)           (102)            (70)
                                                                           -------         -------         -------         -------
Income before income taxes and preferred dividends                             384             263           1,021             677
Income taxes                                                                   171             122             461             340
                                                                           -------         -------         -------         -------
Income before preferred dividends                                              213             141             560             337
Preferred dividends                                                             35              14              82              40
                                                                           -------         -------         -------         -------
Net income applicable to common stockholders                               $   178         $   127         $   478         $   297
                                                                           =======         =======         =======         =======
Operating cash flow (3)                                                    $   783         $   489         $ 2,038         $ 1,328
Operating cash flow margin (4)                                              40.0 %          38.4 %          39.9 %          37.0 %
                                                                           =======         =======         =======         =======

U.S. CELLULAR OPERATIONS
Service and other revenues                                                 $   984         $   602         $ 2,550         $ 1,768
                                                                           -------         -------         -------         -------
Cost of revenues                                                               102              57             263             175
Selling and customer operations expenses (2)                                   334             208             890             614
General, administrative, and other expenses                                     70              41             166             115
Depreciation and amortization expenses                                         214              99             519             290
                                                                           -------         -------         -------         -------
Operating income                                                           $   264         $   197         $   712         $   574
                                                                           =======         =======         =======         =======
Operating cash flow (3)                                                    $   478         $   296         $ 1,231         $   864
Operating cash flow margin (4)                                              48.6 %          49.2 %          48.3 %          48.9 %
                                                                           =======         =======         =======         =======

INTERNATIONAL OPERATIONS
Service and other revenues                                                 $   828         $   578         $ 2,167         $ 1,555
Operating expenses before depreciation and amortization expenses (2)           513             379           1,319           1,057
Depreciation and amortization expenses                                          98              74             265             205
                                                                           -------         -------         -------         -------
Operating income                                                           $   217         $   125         $   583         $   293
                                                                           =======         =======         =======         =======
Operating cash flow (3)                                                    $   315         $   199         $   848         $   498
Operating cash flow margin (4)                                              38.0 %          34.4 %          39.1 %          32.0 %
                                                                           =======         =======         =======         =======

U.S. PAGING OPERATIONS (5)
Service and other revenues (6)                                             $    95         $    84         $   276         $   244
Operating expenses before depreciation and amortization expenses                65              57             186             164
Depreciation and amortization expenses                                          21              18              59              55
                                                                           -------         -------         -------         -------
Operating income                                                           $     9         $     9         $    31         $    25
                                                                           =======         =======         =======         =======
Operating cash flow (3)                                                    $    30         $    27         $    90         $    80
Operating cash flow margin (4)                                              31.6 %          32.1 %          32.6 %          32.8 %
                                                                           =======         =======         =======         =======

U.S. PCS OPERATIONS (7)
Service and other revenues                                                 $    52         $    10         $   118         $    20
Operating expenses before depreciation and amortization expenses (2)            71              26             180              79
Depreciation and amortization expenses                                          28               9              64              25
                                                                           -------         -------         -------         -------
Operating loss                                                             $   (47)        $   (25)        $  (126)        $   (84)
                                                                           =======         =======         =======         =======
Operating cash flow (3)                                                    $   (19)        $   (16)        $   (62)        $   (59)
Operating cash flow margin (4)                                             (36.5)%        (160.0)%         (52.5)%        (295.0)%
                                                                           =======         =======         =======         =======

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


(2) Includes net loss on handsets sold.

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

(7) PCS data relates to PrimeCo Personal Communications, L.P. ("PrimeCo"), a U.S. personal communications services ("PCS") business in which the Company had a 50% interest as of September 30, 1998 and a 25% interest at September 30, 1997. Because PrimeCo does not own 100% of all its markets, the Company's proportionate interest in PrimeCo's results is slightly less.

                 AirTouch Communications, Inc. and Subsidiaries


SELECTED PROPORTIONATE OPERATING DATA (UNAUDITED) (1)

                                                        Three Months Ended            Nine Months Ended
(Dollars in millions and operating                         September 30                  September 30
                                                      -----------------------       -----------------------
 data in thousands, except per unit data)               1998           1997           1998           1997
                                                      --------       --------       --------       --------
TOTAL COMPANY
Cellular and PCS POPs (2)(3)(4)                        235,738        178,071        235,738        178,071
Cellular and PCS subscribers (2)(4)(8)                  12,687          6,570         12,687          6,570
Paging units in service (4)(5)                           3,420          3,099          3,420          3,099
Total proportionate customers (4)                       16,107          9,669         16,107          9,669
Cellular and PCS subscriber net adds in period,
     excluding acquisitions (2)                            987            537          2,510          1,424
Capital expenditures and capital calls,
     excluding acquisitions (6)                       $    366       $    233       $    954       $    664
Proportionate capital expenditures (7)                $    433       $    353       $  1,125       $    941
                                                      --------       --------       --------       --------
U.S. CELLULAR OPERATIONS
Cellular POPs (3)(4)                                    67,560         43,364         67,560         43,364
Cellular subscribers (4)(8)                              7,461          3,901          7,461          3,901
Cellular subscriber net adds in period,
     excluding acquisitions                                201            156            628            498
Monthly average revenue per unit                      $  44.53       $  52.42       $  45.18       $  53.88
Monthly cash cost per unit                            $  22.90       $  26.65       $  23.37       $  27.55
Proportionate capital expenditures (7)                $    155       $    121       $    432       $    322
                                                      --------       --------       --------       --------
INTERNATIONAL OPERATIONS
Cellular POPs (3)(4)                                   138,658        120,478        138,658        120,478
Cellular subscribers (4)                                 4,897          2,607          4,897          2,607
Cellular subscriber net adds in period,
     excluding acquisitions                                735            366          1,762            873
Monthly average revenue per unit                      $  60.75       $  79.16       $  61.35       $  81.95
Monthly cash cost per unit                            $  37.64       $  51.91       $  37.34       $  55.70
Proportionate capital expenditures (7)                $    173       $    178       $    476       $    494
                                                      --------       --------       --------       --------
U.S. PAGING OPERATIONS (9)
Total paging units in service (4)                        3,331          3,058          3,331          3,058
Paging units in service net adds in period,
     excluding acquisitions                                103             61            229            203
Capital expenditures (6)                              $     21       $     17       $     59       $     47
                                                      --------       --------       --------       --------
U.S. PCS OPERATIONS (2)
PCS POPs (2)(3)(4)                                      29,520         14,229         29,520         14,229
PCS subscribers (2)(4)                                     329             62            329             62
PCS subscriber net adds in period,
     excluding acquisitions (2)                             51             15            120             53
Monthly average revenue per unit                      $  56.76       $  61.46       $  58.40       $  57.81
Monthly cash cost per unit                            $  77.49       $ 159.79       $  89.09       $ 240.36
                                                      ========       ========       ========       ========

                 AirTouch Communications, Inc. and Subsidiaries


Footnotes:

(1) This table is not required by generally accepted accounting principles ("GAAP") and is presented to provide supplemental data. The table reflects operating data of systems in which the Company owns an interest, multiplied by the Company's ownership interest, exclusive of cost-based investments and certain equity-based investments that are not material to the information presented.

(2) PCS data relates to PrimeCo Personal Communications, L.P. ("PrimeCo"), a U.S. personal communications services ("PCS") business in which the Company had a 50% interest as of September 30, 1998 and a 25% interest at September 30, 1997. Because PrimeCo does not own 100% of all its markets, the Company's proportionate interest in PrimeCo's results is slightly less.

(3) POPs are the estimated market population multiplied by the Company's ownership interest in a licensee operating in that market and includes markets in which the networks are under construction and the markets of certain cost-based investments not included in proportionate operating results.

(4)  As of the period ended.

(5) Total Company "Paging units in service" include both U.S. and International paging units in service.

(6) Reflects GAAP-basis operating data for the three months and nine months ended September 30.

(7) Proportionate capital expenditures are expenditures for property, plant, and equipment of each system in which the Company owns an interest multiplied by the Company's ownership interest.

(8) The number of cellular subscribers at September 30, 1998 has been decreased by 30,000 non-revenue generating subscribers to reflect an entry point adjustment related to the U S WEST Media Group Merger to conform to AirTouch's subscriber policy.

(9) U.S. Paging Operations, which are wholly owned by the Company, include operations in Canada.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
The following discussion and analysis for AirTouch Communications, Inc., together with its subsidiaries and partnerships (collectively, the "Company" or "AirTouch"), focuses on material changes in financial condition from December 31, 1997, and in results of operations for the three- and nine-month periods ended September 30, 1998, and the same periods of 1997. Please read the following discussion and analysis with management's discussion and analysis included in the Company's 1997 Annual Report on Form 10-K and with the Company's Consolidated Financial Statements and accompanying Notes included herein.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

In addition to historical information, management's discussion and analysis include certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are often identified by the words "estimate," "project," "intend," "plan," "expect," "believe," or similar expressions. These statements are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include: a change in economic conditions in the various markets served by the Company's operations which would adversely affect the level of demand for wireless services; intensified competitive activity requiring reduced pricing and/or new product offerings or resulting in an increased rate of customers terminating service ("churn"), slower customer growth as customers choose to receive service from other providers and higher customer selling costs; declining average revenue per customer due to an increasing proportion of consumer customers and declining rates; growth in customers and usage driving increased investment in network capacity; the level of fraudulent activity; the impact of new business opportunities requiring significant up-front investments; the impact on capital spending from the deployment of new technologies; the possibility that technologies will not perform according to expectations or that vendor performance will not meet requirements; and higher than anticipated costs associated with correcting the Year 2000 issue. These and other factors related to the business are described in the Company's Securities and Exchange Commission ("SEC") filings, included in its Form 10-K under "Investment Considerations." Readers are cautioned not to place undue reliance on these forward-looking statements, which are valid as of the date of this filing. The Company has no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

MEDIAONE GROUP MERGER
On April 6, 1998, the Company acquired the U.S. cellular business and the 25% PrimeCo Personal Communications, L.P. ("PrimeCo") interest (the "Acquired Businesses") of MediaOne Group, Inc. (formerly U S WEST Media Group). The subsidiaries of MediaOne Group, Inc. owning the Acquired Businesses merged into the Company, which is the surviving corporation (the "Merger"). The Company issued approximately 59.4 million shares of common stock having a fair market value of about $2.9 billion on the date of issuance and approximately $1.6 billion of dividend-bearing preferred stock with a 5.143% coupon and assumed approximately $1.4 billion of debt associated with the Acquired Businesses. The Company also granted MediaOne Group, Inc. registration rights with respect to the common stock and preferred stock above.

In September 1998, MediaOne Group, Inc., returned approximately 0.1 million shares of common stock to the Company, with a value of approximately $7.5 million as a purchase price adjustment.

For a more detailed discussion of the Merger and for pro forma financial statements for the period ended December 31, 1997, please see the Company's Current Report on Form 8-K/A-1 dated April 6, 1998. Pro forma financial statements present the combined results of operations, including merger-related adjustments, as if the Merger was effective on January 1, 1997. Updated pro forma financial statements for the three-month period ended March 31, 1998 are filed on the Company's Current Report on Form 8-K dated May 28, 1998.

RESULTS OF OPERATIONS
The following discussions compare the results of operations for the three- and nine-month periods ended September 30, 1998, to the comparable periods of 1997. The operating results of the periods discussed below are not necessarily indicative of operating results in future periods.

Consolidated Operations
For the third quarter of 1998, the Company continued its strong operating performance, driven by increased demand for wireless services, as evidenced by continued subscriber growth, and the Company's ongoing efforts to control costs.

On April 6, 1998, the Company began consolidating the operating revenues and expenses of the Acquired Businesses. As a result, the three- and nine-month periods ended September 30, 1998, are not comparable to the same periods of 1997.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

Given the significance of the Merger, the Company believes it is more meaningful to discuss the operating results on a pro forma basis, as if the Merger had been effective at the beginning of each period presented, and accordingly, the following discussion is based on the pro forma results presented below. The pro forma results of operations are not necessarily indicative of the future results of operations of the combined Company or the results of operations of the combined Company that would have actually occurred.

Pro Forma Consolidated Results of Operations (GAAP Basis)

                                                   (Unaudited)                   (Unaudited)
                                                Three Months Ended            Nine Months Ended
                                                   September 30                  September 30
                                              ----------------------        ----------------------
(Dollars in millions)                           1998           1997           1998          1997
                                              -------        -------        -------        -------
Operating revenues                            $ 1,421        $ 1,300        $ 4,088        $ 3,732
                                              -------        -------        -------        -------
Operating expenses:
Operating expenses before depreciation
   and amortization expenses                      838            790          2,440          2,265
Depreciation and amortization expenses            267            237            776            702
                                              -------        -------        -------        -------
   Total operating expenses                     1,105          1,027          3,216          2,967
                                              -------        -------        -------        -------
Operating income                                  316            273            872            765
Equity in net income (loss) of
   unconsolidated wireless systems                 92             38            218             36
Minority interests in net (income) loss
   of consolidated wireless systems               (52)           (49)          (149)          (141)
Miscellaneous income (expense)                    (32)           (41)           (99)          (120)
                                              -------        -------        -------        -------
Income before income taxes
   and preferred dividends                        324            221            842            540
Income taxes                                      111             87            297            242
                                              -------        -------        -------        -------
Income before preferred dividends                 213            134            545            298
Preferred dividends                                35             35            105            104
                                              -------        -------        -------        -------
Net income applicable to
   common stockholders                        $   178        $    99        $   440        $   194
                                              =======        =======        =======        =======

Consolidated operating revenues during the three- and nine-month periods ended September 30, 1998, increased 9% and 10%, respectively, while consolidated operating income rose 16% and 14% for the same periods. The increases were primarily the result of substantial subscriber growth in the Company's international and U.S. cellular markets.

Increases in equity in net income of unconsolidated wireless systems were primarily attributable to substantial growth in the subscriber base of international wireless systems operated by the Company's equity investees. These favorable results were partially offset by the operating losses of PrimeCo, the Company's personal communications services ("PCS") partnership with Bell Atlantic Corporation. PrimeCo launched service in November 1996 and is currently focused on building its subscriber base, and has not yet achieved sufficient economies of scale to generate net income.

Excluding the effect of equity in net income of unconsolidated international wireless systems and the effect of foreign consolidated entities, the effective tax rates were approximately 43% and 45% for the three-month periods ended September 30, 1998 and 1997, and 46% and 48% for the nine-month periods ended September 30, 1998 and 1997, respectively.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

U.S. Cellular Operations


U.S. Cellular Operating Results (GAAP Basis)

                                                       (Unaudited)                  (Unaudited)
                                                    Three Months Ended            Nine Months Ended
                                                       September 30                 September 30
                                                  ----------------------        ----------------------
(Dollars in millions)                               1998           1997           1998           1997
                                                  -------        -------        -------        -------
Service and other revenues                        $   989        $   601        $ 2,562        $ 1,757
Equipment sales                                        52             32            127             90
                                                  -------        -------        -------        -------
Operating revenues                                  1,041            633          2,689          1,847
                                                  -------        -------        -------        -------
Operating expenses before depreciation
   and amortization expenses                          570            347          1,481          1,006
Depreciation and amortization expenses                214             97            516            284
                                                  -------        -------        -------        -------
Operating income                                      257            189            692            557
Equity in net income of
   unconsolidated wireless systems                     41             35            109            100
Minority interests in net (income) loss
   of consolidated wireless systems                   (23)           (20)           (66)           (64)
Other income (expense) included in
   equity income and minority interests (a)           (11)            (7)           (23)           (19)
                                                  -------        -------        -------        -------
U.S. cellular operating contribution
   to net income (b)                              $   264        $   197        $   712        $   574
                                                  =======        =======        =======        =======



(a) Represents amount necessary to reconcile GAAP Basis and Proportionate Basis results. The amounts represent income taxes and non-operating expenses or income included in Equity in net income (loss) of unconsolidated wireless systems and in Minority interests in net (income) loss of consolidated wireless systems.

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

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

Pro Forma U.S. Cellular Operating Results (GAAP Basis)

                                                       (Unaudited)                   (Unaudited)
                                                    Three Months Ended            Nine Months Ended
                                                       September 30                 September 30
                                                  ----------------------        ----------------------
(Dollars in millions)                               1998           1997           1998           1997
                                                  -------        -------        -------        -------
Service and other revenues                        $   989        $   929        $ 2,897        $ 2,713
Equipment sales                                        52             87            153            213
                                                  -------        -------        -------        -------
Operating revenues                                  1,041          1,016          3,050          2,926
                                                  -------        -------        -------        -------
Operating expenses before depreciation
   and amortization expenses                          570            578          1,694          1,650
Depreciation and amortization expenses                214            196            628            579
                                                  -------        -------        -------        -------
Operating income                                      257            242            728            697
Equity in net income of
   unconsolidated wireless systems                     41             35            110            102
Minority interests in net (income) loss
   of consolidated wireless systems                   (23)           (35)           (76)          (100)
Other income (expense) included in
   equity income and minority interests (a)           (11)            (5)           (23)           (20)
                                                  -------        -------        -------        -------
U.S. cellular operating contribution
   to net income (b)                              $   264        $   237        $   739        $   679
                                                  =======        =======        =======        =======

(a) Represents amount necessary to reconcile GAAP Basis and Proportionate Basis results. The amounts represent income taxes and non-operating expenses or income included in Equity in net income (loss) of unconsolidated wireless systems and in Minority interests in net (income) loss of consolidated wireless systems.

(b) Represents the Company's share of combined operating income of consolidated and unconsolidated U.S. cellular operations, net of the interests of minority and equity partners (equal to proportionate operating income presented on page 22).


The improvement in the Company's U.S. cellular operating revenues for the three- and nine-month periods ended September 30, 1998, was primarily the result of a 19% annual growth in subscribers. The revenue improvements associated with the increase in subscribers were partially offset by declines in the average revenue per customer. Average revenue per customer (excluding revenue from equipment sales) declined 12% and 15% for the three- and nine-month periods ended September 30, 1998 over the same periods of 1997. Revenue per minute of use also declined 18% and 16% for the comparable periods. The relatively large decrease in revenue per minute of use reflects the increasing popularity of bundled minute plans, where subscribers pay a fixed monthly fee for a fixed number of minutes. Both declines were caused by rate reductions and discounts offered to new and existing customers in response to increased competition and continued penetration of the consumer market.

Beginning in 1996, with the Federal Communications Commission's auction of additional spectrum, competition in U.S. cellular markets has been on the rise. Currently, the Company faces at least three to four competitors in all its major markets. The Company's strategy in this increasingly competitive environment is to retain existing customers and attract new customers by focusing on providing excellent customer service and offering attractive pricing to targeted customer segments on a market by market basis. Retaining customers is significantly less expensive than replacing customers who discontinue service.

The Company anticipates increasing competitive pressures and penetration into the consumer market to result in continuing price declines and reduced customer growth rates in the near term and possibly in future years. This may lower revenue per minute of use and may continue to cause declines in average revenue per customer. These trends could reduce revenues of its U.S. cellular operations compared to current revenue levels. However, the Company believes that, over time, declining prices and other factors may lead to increases in per subscriber usage as customers shift their calling from landline to wireless networks.

The Company generates revenue from other wireless operators' customers who use the Company's cellular networks to use their cellular phones in the Company's operating areas. This revenue is commonly referred to as roaming-in revenue. The increase in roaming-in revenues accounted for 28%

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


of the increase in service and other revenues for the three- and nine-month periods ended September 30, 1998. Rates for roaming revenue per minute are set by contracts with other wireless operators. The U.S. wireless industry is currently moving towards simplified price plans that are expected to eventually push roaming rates lower, which would adversely impact this component of revenue.

Despite the decline in average revenue per customer, U.S. cellular operating margins remained relatively constant. Operating cash flow margins (operating margins excluding the effect of depreciation and amortization expenses) improved to 45% from 43% for the three-month period ended September 30, 1998, and 1997, respectively, and stayed constant at 44% for both the nine-month periods ended September 30, 1998, and 1997, respectively. The stability in operating margins and the improvement in operating cash flow margins resulted from declines in the average cash cost per customer (including the loss on equipment sales) of 13% and 15% for the three- and nine-month periods ended September 30, 1998, respectively. Decreases in cash costs resulted from several factors, including declines in handset costs, reductions of handset subsidies offered to customers, reductions of roaming fraud, reductions of interconnection rates, and increased economies of scale. However, as competition intensifies, there can be no assurances that the Company's U.S. cellular operations will be able to maintain margins by continuing to decrease costs per customer faster than declining revenues per customer.

Depreciation and amortization expenses increased 9% and 8% for the three- and nine-month periods ended September 30, 1998, respectively. The increase was primarily due to depreciation of larger property, plant, and equipment balances associated with the continued build-out of the Company's cellular networks.

The equity in net income of unconsolidated wireless systems increased primarily from the stronger operating results of CMT Partners, the Company's partnership that operates cellular properties primarily in the San Francisco Bay Area. Stronger operating results were driven by growth in subscribers and increases in roaming-in revenues.


U.S. Paging Operations

All U.S. paging markets are wholly owned by the Company.


U.S. Paging Operating Results (GAAP Basis)

                                                (Unaudited)            (Unaudited)
                                             Three Months Ended      Nine Months Ended
                                               September 30            September 30
                                             ----------------        ----------------
(Dollars in millions)                        1998        1997        1998        1997
                                             ----        ----        ----        ----
Service and other revenues                   $  95       $  84       $ 274       $ 244
Equipment sales                                 11          10          35          28
                                             -----       -----       -----       -----
Operating revenues                             106          94         309         272
                                             -----       -----       -----       -----
Operating expenses before depreciation
   and amortization expenses                    76          67         219         192
Depreciation and amortization expenses          21          18          59          55
                                             -----       -----       -----       -----
Operating income                             $   9       $   9       $  31       $  25
                                             -----       -----       -----       -----
Operating cash flow (a)                      $  30       $  27       $  90       $  80
Operating cash flow margin (b)                28.3%       28.7%       29.1%       29.4%
                                             =====       =====       =====       =====

(a) See Footnote 3 on page 12.

(b) See Footnote 4 on page 12.


Operating revenues increased 13% and 14% for the three- and nine-month periods ended September 30, 1998, primarily due to a 9% annual growth in paging units in service and a 5% increase in the average revenue per unit in service for both periods. The Company's U.S. paging operations were able to increase units in service and average revenue per unit in line with the Company's strategy of shifting growth to the higher revenue retail and direct channels away from the reseller channel. The operating margin declined for the three-month period ended September 30, 1998, in spite of the higher revenues, due to the higher cost of shifting growth to the retail and direct channels. Operating cash flow margins (operating margins excluding the effect of depreciation and amortization) remained relatively constant for the three- and nine-month periods ended September 30, 1998 and 1997.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

International Operations

International Operating Results (GAAP Basis)

                                                      (Unaudited)              (Unaudited)
                                                  Three Months Ended        Nine Months Ended
                                                     September 30              September 30
                                                  ------------------        ------------------
(Dollars in millions)                             1998         1997         1998         1997
                                                  -----        -----        -----        -----
Service and other revenues                        $ 254        $ 176        $ 675        $ 491
Equipment sales                                      21           15           54           45
                                                  -----        -----        -----        -----
Operating revenues                                  275          191          729          536
                                                  -----        -----        -----        -----
Operating expenses before depreciation
   and amortization expenses                        172          132          459          373
Depreciation and amortization expenses               28           21           79           62
                                                  -----        -----        -----        -----
Operating income                                     75           38          191          101
Equity in net income (loss) of
   unconsolidated wireless systems                   99           55          278          114
Minority interests in net (income) loss
   of consolidated wireless systems                 (28)         (14)         (72)         (41)
Other income (expense) included in
   equity income and minority interests (a)          71           46          186          119
                                                  -----        -----        -----        -----
International operating contribution
   to net income (b)                              $ 217        $ 125        $ 583        $ 293
                                                  =====        =====        =====        =====


(a) Represents amount necessary to reconcile GAAP Basis and Proportionate Basis results. The amounts represent income taxes and non-operating expenses or income included in Equity in net income (loss) of unconsolidated wireless systems and in Minority interests in net (income) loss of consolidated wireless systems.

(b) Represents the Company's share of combined operating income of consolidated and unconsolidated international operations, net of the interests of minority and equity partners (equal to proportionate operating income presented on page 22).


The International wireless operations are currently experiencing substantially higher growth rates than the Company's U.S. cellular operations. The Company consolidates the results of its majority owned ventures in Sweden ("Europolitan") and Portugal ("Telecel"). Together Europolitan and Telecel contributed 19% and 18% of the Company's service and other revenues for the three- and nine-month periods ended September 30, 1998, up from 15% and 14% for the comparable prior year periods. Europolitan and Telecel also contributed 24% and 22% of the total Company's operating income for the three- and nine-month periods ended September 30, 1998, up from 14% and 13% for the corresponding periods of 1997.

The operating revenues of the Company's consolidated international wireless operations increased 44% and 36% year over year for the three- and nine-month periods ended September 30, 1998. The increase was primarily due to an 87% annual growth in subscribers. Prepaid customers were a substantial contributor to the growth in subscribers representing almost 80% of the annual growth, as well as about 50% of total combined subscribers as of September 30, 1998. Prepaid pricing plans have created a convenient and inexpensive route for customers to obtain wireless service by eliminating monthly access or service charges. The increase in operating revenues resulting from the subscriber growth was partially offset by a 24% and 31% decrease in average revenue per customer for the three- and nine-month periods ended September 30, 1998.

Operating margins improved 7.4 percentage points for the same periods, due to declines in cash costs per customer of 34% and 40% for the three- and nine-month periods ended September 30, 1998, which exceeded declines in average revenue per customer. The declines in cash costs per customer were due to increased economies of scale largely driven by substantial subscriber growth and through lower operating costs from prepaid pricing plans. Although revenues from prepaid pricing plans were generally lower than from non-prepaid plans, the lower operating costs enabled this segment of the subscriber base to be profitable.

The significant improvement in equity in net income of international unconsolidated wireless systems was primarily due to strong operating results achieved by the Company's equity investees in Europe. Improved results in these wireless systems resulted from strong subscriber growth and increased profitability from reductions in cash cost per customer at a greater rate than decreasing average revenue per customer. Increases in equity in net income included favorable impacts of foreign currency exchange rates for the three-month period ended September 30, 1998,

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

relative to the same period in 1997. Foreign currency exchange rates did not have a material impact on the increase between the nine-month period ended September 30, 1998 and 1997. Total International wireless operations, including the equity in net income (loss) generated by the Company's equity basis investments, contributed an increasing proportion of the total Company's profitability.

The Company's international operations face increasing competition, especially in Europe as competitors launch new service. Around the world, as competition increases, prices fall. To date, falling prices are proving a stimulant to demand, and AirTouch's international ventures have achieved increased margins from greater economies of scale and their focus on reducing cash costs per customer. Thus far, the improved economies of scale, record low churn, lower selling costs per customer added, and the overall lower maintenance costs associated with prepaid customers have helped bring costs per customer down faster than falling revenues per customer. However, given the increasing competition and the increasing proportion of lower revenue, lower cost prepaid subscribers, there can be no assurances that the Company's international ventures can continue lowering costs per customer at a greater rate than decreasing revenues per customer.

Proportionate Results of Operations
Proportionate basis operating results are included as supplementary information only and are not prepared in accordance with generally accepted accounting principles ("GAAP"). The proportionate presentation is a pro rata consolidation that reflects the Company's share of revenues and expenses in both its consolidated and unconsolidated wireless systems, net of interests of minority and equity partners. Proportionate results are calculated by multiplying the Company's ownership interest in each wireless system by each system's total operating results, whereas the presentation prepared in accordance with GAAP requires consolidation of wireless systems in which the Company has a direct controlling interest and the equity method of accounting for wireless systems in which the Company has significant influence but not a controlling interest.

Net income under either GAAP or proportionate presentation is the same.

The proportionate presentation is not required by GAAP, nor is it intended to replace the consolidated operating results prepared and presented in accordance with GAAP. However, since significant wireless systems are not consolidated, proportionate information is provided as supplemental data to facilitate a more detailed understanding and assessment of consolidated operating results prepared and presented in accordance with GAAP. Due to the significance of the Merger, the following tables for Total Company and U.S. Cellular Proportionate Operating Results are presented on a pro forma basis.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis



Total Company Pro Forma Operating Results (Proportionate Basis)

                                                   (Unaudited)                    (Unaudited)
                                               Three Months Ended               Nine Months Ended
                                                  September 30                    September 30
                                             -----------------------         -----------------------
(Dollars in millions)                         1998            1997            1998            1997
                                             -------         -------         -------         -------
Service and other revenues                   $ 1,959         $ 1,583         $ 5,438         $ 4,474
                                             -------         -------         -------         -------
Operating expenses before depreciation
    and amortization expenses (a)              1,176             974           3,282           2,813
Depreciation and amortization expenses           364             310           1,037             899
                                             -------         -------         -------         -------
Operating income                                 419             299           1,119             762
Interest and other income (expenses)             (35)            (40)           (125)           (124)
                                             -------         -------         -------         -------
Income before income taxes and
    preferred dividends                          384             259             994             638
Income taxes                                     171             125             449             340
                                             -------         -------         -------         -------
Income before preferred dividends                213             134             545             298
Preferred dividends                               35              35             105             104
                                             -------         -------         -------         -------
Net income applicable to common
    stockholders                             $   178         $    99         $   440         $   194
                                             =======         =======         =======         =======
Operating cash flow (b)                      $   783         $   609         $ 2,156         $ 1,661
Operating cash flow margin (c)                  40.0%           38.5%           39.6%           37.1%
                                             =======         =======         =======         =======


U.S. Cellular Pro Forma Operating Results (Proportionate Basis)

                                                 (Unaudited)                 (Unaudited)
                                              Three Months Ended           Nine Months Ended
                                                 September 30                September 30
                                             --------------------        --------------------
(Dollars in millions)                         1998          1997          1998          1997
                                             ------        ------        ------        ------
Service and other revenues                   $  984        $  900        $2,857        $2,636
                                             ------        ------        ------        ------
Cost of revenues                                102            79           292           265
Selling and customer
    operations expenses (a)                     334           327         1,010           940
General, administrative, and
    other expenses                               70            62           189           176
Depreciation and amortization expenses          214           195           627           576
                                             ------        ------        ------        ------
Operating income                             $  264        $  237        $  739        $  679
                                             ======        ======        ======        ======
Operating cash flow (b)                      $  478        $  432        $1,366        $1,255
Operating cash flow margin (c)                 48.6%         48.0%         47.8%         47.6%
                                             ======        ======        ======        ======




International Operating Results (Proportionate Basis)

                                                  (Unaudited)                 (Unaudited)
                                              Three Months Ended           Nine Months Ended
                                                 September 30                September 30
                                             --------------------        --------------------
(Dollars in millions)                         1998          1997          1998          1997
                                             ------        ------        ------        ------
Service and other revenues (d)               $  828        $  578        $2,167        $1,555
                                             ------        ------        ------        ------
Operating expenses before depreciation
    and amortization expenses (a)               513           379         1,319         1,057
Depreciation and amortization expenses           98            74           265           205
                                             ------        ------        ------        ------
Operating income                             $  217        $  125        $  583        $  293
                                             ======        ======        ======        ======
Operating cash flow (b)(d)                   $  315        $  199        $  848        $  498
Operating cash flow margin (c)                 38.0%         34.4%         39.1%         32.0%
                                             ======        ======        ======        ======


(a) See Footnote 2 on page 12.

(b) See Footnote 3 on page 12.

(c) See Footnote 4 on page 12.

(d) If foreign exchange rates had remained constant, service and other revenues and operating cash flow would have increased 46% and 62%, for the three-month periods and 49% and 85% for the nine-month periods ended September 30, 1998.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

CONTINGENCIES
The Company is party to various legal proceedings, including certain antitrust litigation. See Note E, "Contingencies," to the Consolidated Financial Statements on page 10.

Conversion to the Euro

A new common currency, the "euro", is scheduled to be introduced on January 1, 1999, at which time the eleven participating European Economic and Monetary Union ("EMU") member countries will establish fixed conversion rates between their existing currencies ("legacy currencies") and the euro. The Company has a consolidated majority interest in Telecel, a system in Portugal, which is one of the participating countries. In addition, the Company has equity investments in other participating countries, including Germany, Italy, Spain, and Belgium, as well as other consolidated and equity investments in other EMU member countries. The amounts expended by the Company's majority owned European operations for the conversion to the euro have not been material to the Company's financial position or results of operations.

The conversion to the euro is a critical element in the EMU's plan to create one integrated market encompassing the economies of its member states. This could have longer-term competitive implications for the Company's European operations. The Company is currently unable to predict the ultimate financial impact of the conversion on its operations, if any, given that the impact will be dependent upon the competitive situations which exist in the various markets in which the Company participates.

Year 2000 Readiness Disclosure

Issues for AirTouch
Many of the Company's systems are affected by the year 2000 issue, which refers to the inability of computerized systems and embedded technology to process dates or operate beyond December 31, 1999. The Company has implemented a comprehensive plan to address the year 2000 issue in the mission critical systems of its consolidated markets. Mission critical systems are those whose failure poses a risk of disruption to the Company's ability to provide wireless services, to collect revenues, to meet safety standards, or to comply with legal requirements. These include, among others, systems that constitute the Company's wireless networks, billing systems, and customer care systems.

State of Readiness
The Company's plan to address the year 2000 issue consists of five phases: (1) the complete inventory of all mission critical systems employed in the Company's consolidated markets and the identification of hardware, software and embedded technology that are affected by the year 2000 issue; (2) analysis and design of (or interaction with third party suppliers regarding) modifications for each affected component; (3) creation and testing of the modifications; (4) implementation of the modifications on a company-wide basis; and (5) testing of the interface between systems. The Company's plan addresses both information technology ("IT") and technology embedded in equipment and other infrastructure. The plan is being implemented under the oversight of an executive steering committee that includes the Company's President and Chief Operating Officer and Executive Vice President and Chief Financial Officer. The Company has dedicated over 300 full-time contractors and employees to implementing the plan. In addition, the Company has hired an independent consultant to review periodically the adequacy of the Company's processes and methodologies for assessing the costs and risks associated with the year 2000 issue.

The Company has substantially completed phases 1 and 2 of its plan. It has completed approximately half of phases 3 and 4 and expects to have them substantially completed by mid-1999. The Company expects most of the phase 5 work to be conducted in the first half of 1999. In the event the Company discovers that certain components have not been sufficiently modified, it will have to repeat phases 2 through 5 with respect to such components.

The Company is also monitoring the progress of its significant unconsolidated subsidiaries in addressing their mission critical systems through its positions on the governing boards of such entities and, in some cases, through review of the subsidiary's remediation plans.

Dependence on Third Parties
Much of the technology employed in the Company's mission critical systems is purchased from third parties. The Company is dependent on those third parties to assess the impact of the year 2000 issue on the technology they have supplied and to take any necessary corrective action. The Company is monitoring the progress of these third parties and in selected cases has reviewed their modification and test plans. To date, the Company has received information for approximately 95% of its supplied products regarding whether they are affected by the year 2000 issue and the steps the vendors are taking to correct them. The Company is selectively conducting tests to determine whether certain

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

suppliers have accurately assessed and addressed the impact of the year 2000 issue on their products.

The ability of the Company to complete the phases of its remediation plan by the target dates set forth above and avoid disruption of its service is dependent on the Company's suppliers delivering the necessary modifications to the products they have supplied by the projected delivery dates.

Management believes that the original manufacturers of handsets and pagers are primarily liable for failures of such products. Based on representations made by such manufacturers, the Company does not expect significant disruption to its ability to serve its customers as a result of handset or pager failure. However, in the event of such product failures, the Company could experience service revenue loss and be required to incur additional costs to furnish customers with replacement equipment on a temporary or permanent basis to prevent further service revenue loss.

The Company's systems are interconnected with numerous networks and systems operated by third parties, including landline telecommunications networks, long-distance networks, the networks of other wireless service providers, and networks operated by utilities. The operators of these networks are responsible for addressing the year 2000 issue in their own systems. The ability of the Company's systems to operate, including the ability of the Company to provide wireless service, is dependent upon these third party networks and systems being year 2000 compliant, as to which there can be no assurance.

The Company has taken an active role in working with industry groups to develop procedures to test the interconnection among different wireless networks and between certain wireless networks and landline telecommunications networks. The Company expects these tests to take place at the end of 1998 and in the first quarter of 1999.

Costs
The Company currently expects to incur incremental consolidated pre-tax expenses of $75 million through the end of 1999 to implement its plan for its consolidated mission critical systems to address the year 2000 issue. Of that amount, the Company has incurred approximately $16 million in expenses through September 30, 1998. The substantial majority of the remaining expenses will be incurred in the fourth quarter of 1998 and the first half of 1999. Additionally, the Company will incur capitalized costs that represent ongoing investment in new systems and system upgrades, the timing of which is being accelerated in order to facilitate year 2000 compliance and which are not expected to have a material impact on the Company's financial position or results of operations. The Company's cost estimate assumes that the Company and its third party suppliers have accurately assessed the compliance of the components and systems for which they are responsible and that they will successfully correct the issue in non-compliant components and systems. Because of the complexity of correcting the year 2000 issue, actual costs may vary from this estimate.

The Company has also redeployed internal resources to address the year 2000 issue, resulting in the placement of other non-critical IT projects on a lower priority status pending completion of the year 2000 project. The Company does not expect the delay in these non-critical IT projects to have an adverse effect on the Company's results of operations or financial condition.

Contingency Plans
The Company is in the process of identifying business functions most vulnerable to failure based upon the number and complexity of the modifications to the systems supporting those functions. It will be in a better position to assess its most reasonably likely worst case scenario once it has completed this process. The Company is also developing processes intended to quickly identify the cause of any disruptions to its mission critical systems in the year 2000. The Company plans to create contingency plans in the first half of 1999 for those business functions that it identifies as most susceptible to disruption. There can be no assurance that these contingency plans will successfully avoid service disruption.

Risks
If the Company or its suppliers are unsuccessful in their efforts to correct or cause to be corrected the Company's mission critical systems or if third parties with whom the Company's systems interconnect do not correct their systems, the Company could experience significant disruption to its operations. This could include the disruption of the Company's ability to provide wireless service and to correctly bill customers, resulting in potential revenue loss and increased costs. Such an outcome could have a material adverse effect on the Company's financial condition or results of operations.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

Early Vesting of Restricted Shares

As previously disclosed in the Notes to the Company's Financial Statements included in the Company's 1997 Annual Report on Form 10-K, the Company has granted certain restricted stock awards to those employees not eligible to receive stock options. These awards provide for early vesting if the Company meets certain "stretch" targets for its common stock price or its operating cash flows. Given the volatility of the stock market, it is difficult to estimate when and if the common stock price target will be met. However, if the common stock price target is met earlier than anticipated, the Company would need to accelerate the recognition of compensation expense, which could be material to the results in the quarter in which this occurs.

Market Risk

Please see the Contingencies section of the Company's 1997 Annual Report on Form 10-K for a complete discussion and analysis of the Company's market risks. These risks include unfavorable movements in interest rates, foreign currency exchange rates, and equity prices. The changes to the market risks as of September 30, 1998, related to the additional debt incurred in conjunction with the Merger are described in the following paragraphs; otherwise, there have been no additional material changes to the market risks described at December 31, 1997. Additionally, the Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

Interest and Foreign Exchange Rate Risks
As of September 30, 1998, the Company's financial instruments that are subject to interest and foreign currency exchange rate risks included long-term debt with an aggregate fair value of $2.9 billion and forward contracts with an aggregate positive market value of $6 million. This represents an increase in the total aggregate value of approximately $1.5 billion from December 31, 1997, and primarily represents the increase in long-term debt associated with the Merger.

With respect to foreign exchange rate risk, the "value-at-risk" ("VAR") for the Company's debt instruments and forward contracts were $24 million and $55 million, respectively. With respect to interest rate risk, the VAR for the Company's debt instruments and forward contracts were $112 million and $23 million, respectively.


LIQUIDITY AND CAPITAL RESOURCES
The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, and pay its current obligations. The Company requires substantial capital to operate and expand its existing wireless systems, to construct new wireless systems, and to acquire interests in existing wireless systems.

Capital Spending, Debt Service, Net Distribution, and Dividend Requirements for the First Nine Months of 1998

The Company spent $700 million during the first nine months of 1998 for additions to property, plant, and equipment primarily to increase its cellular and paging network system capacity. The Company invested an additional $626 million during the first nine months of 1998 to expand and build-out the cellular and PCS networks, to purchase interests in certain cellular systems, and to fund other capital requirements related to its unconsolidated systems. Cash payments for debt service during the first nine months of 1998 amounted to approximately $105 million. The Company also paid $70 million in net distributions to holders of minority interests of its consolidated wireless systems and $60 million for preferred dividends during the first nine months of 1998.

Other Requirements
In October 1997, the Company's Board of Directors authorized the repurchase of up to $1 billion of AirTouch common and preferred stock. During the nine-month period ended September 30, 1998, the Company spent $66 million to repurchase its common stock. The Company plans to continue to buy shares on the open market from time to time, based on market conditions.

Funding - First Nine Months of 1998
Cash flows from operating activities of approximately $1.2 billion, proceeds from the issuance of commercial paper and short-term and long-term debt, and proceeds from the exercise of stock options were the primary sources utilized to fund the above mentioned cash requirements.

Future Funding Requirements
Worldwide, the wireless industry continues to experience substantial subscriber growth as evidenced by increasing penetration. In the U.S., subscribers appear increasingly attracted to subscription plans that feature a large number of minutes for a fixed monthly fee. In our international operations, new products and services, such as prepaid services, have resulted in tremendous subscriber growth. Finally, as competition spurs prices lower, wireline minutes may migrate to the wireless carriers. All the above trends will result in increased wireless usage which in turn could put upward pressure on the capital required to expand the network infrastructures of the Company's

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

consolidated and unconsolidated wireless systems.

The Company will continue to be required to make substantial expenditures in connection with its efforts to expand its existing wireless business and, potentially, to pursue opportunities to expand into new markets. For the remainder of 1998, U.S. and international requirements for capital expenditures and contributions to existing wireless systems are expected to be approximately $494 million.

Consolidated Expenditures
The Company plans to incur significant capital expenditures in its consolidated U.S. markets for expansion of its analog and Code Division Multiple Access ("CDMA") digital wireless networks to meet current and future capacity requirements resulting from both subscriber growth and increased network use. The Company now offers CDMA digital cellular service in all its major AirTouch Cellular U.S. markets.

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

The Company's existing U.S. and international operations were committed to spend approximately $178 million at September 30, 1998 for the acquisition of property, plant, and equipment. In addition to these commitments, the Company plans to make additional capital expenditures of approximately $235 million during the remainder of 1998 to increase the capacity of its existing wireless networks and to continue its expansion of CDMA digital technology. The Company is also committed to spend approximately $147 million at September 30, 1998, for the purchase of cellular handsets, pagers, and other items.

In addition, the Federal Communications Commission ("FCC") has adopted rules requiring carriers such as the Company to provide customers in the U.S. with local number portability, the ability for customers to retain their telephone numbers if they choose to switch landline or wireless carriers. Providing this functionality will result in additional capital requirements and operating expenses in future years. FCC rules require the Company to provide certain local number portability services by December 31, 1998, and to provide complete local number portability services by June 30, 1999. The FCC has recently extended the June 30, 1999 date to March 31, 2000. The Company and certain wireless industry groups have petitioned the FCC for a delay in the March 31, 2000 implementation date. The Company has not yet fully assessed the cost of complying with the FCC's number portability rules; such costs could be material to the Company's results of operations or financial position in future reporting periods.

The Company will also be required to upgrade its wireless networks in the U.S. to provide certain functionality to authorized law enforcement agencies. In this regard, the FCC has adopted rules requiring wireless carriers to electronically provide "Emergency 911" authorities with the physical location of wireless callers requesting emergency assistance. In addition, the Communications Assistance Law Enforcement Act ("CALEA") will require the Company to provide law enforcement agencies with certain network functionality and other assistance in criminal investigations, including digital wiretapping capabilities. The FCC rules concerning "Emergency 911" services and CALEA both require the responsible government agencies to reimburse the Company for its costs incurred to upgrade its networks and to provide on-going assistance to law enforcement agencies; however, the Company can provide no assurance that all such costs will be recoverable.

Unconsolidated Wireless Systems
As of September 30, 1998, commitments for capital contributions to existing unconsolidated wireless systems were not significant. However, the Company plans to make additional capital contributions of approximately $81 million during the remainder of 1998 to certain of its existing unconsolidated wireless systems, including contributions to PrimeCo to fund its operating losses and the continuing build-out of its CDMA PCS networks.

The Company continually evaluates opportunities to increase its ownership interests in its existing international wireless systems and to acquire interests in new international wireless licenses, either of which could result in incremental capital commitments.

Financing Sources
The Company has a commercial paper program in place that consists of discounted notes that are exempt from registration under the Securities Act of 1933. The Company's Board of Directors authorized the issuance of commercial paper in amounts necessary to finance the Company's working capital requirements, provided that the amount outstanding under the commercial paper program, together with all indebtedness incurred under the Company's $2

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

billion long-term revolving credit facility (the "Facility"), does not in the aggregate exceed $2 billion.

Other financing sources available to the Company include various forms of debt and equity securities that have been registered with the Securities and Exchange Commission under a Registration Statement on Form S-3 filed in June 11, 1998 (Reg. No. 333-56645). The total amount available under this Registration Statement is $2.5 billion and, as of September 30, 1998, approximately $800 million remains for future debt and equity issuances under the Registration Statement. In addition to these sources, the Company also has access to international capital markets, as evidenced by the Company's issuance of 400 million Deutsche Mark Eurobonds in July 1998. (See Note B on page 6).

Funding of Future Requirements
The Company anticipates cash flows from operations to be its primary source of funding for capital requirements of its existing operations, debt service, and preferred dividends through the end of 1998. However, should additional funding be required due to the award of one or more new international cellular licenses, new investment opportunities, other unanticipated events, or the repurchase of AirTouch common or preferred stock, the Company may raise the required funds through borrowings or public or private sales of debt or equity securities. Such funding may be obtained through borrowings under the Facility; through the Company's commercial paper program; from additional securities which may be issued from time to time under the Registration Statement; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing. The Company believes, that in the event of such requirements, it will be able to access the capital markets on terms and in amounts adequate to meet its objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in quantities or on terms favorable to the Company.

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AIRTOUCH COMMUNICATIONS, INC.:

We have reviewed the accompanying Consolidated Balance Sheets of AirTouch Communications, Inc. and subsidiaries ("Company") as of September 30, 1998 and the related Consolidated Statements of Income and of Cash Flows for the three-month and nine-month periods ended September 30, 1998 and 1997. These Consolidated Financial Statements are the responsibility of the Company's management.

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

Our reviews were made for the purpose of expressing limited assurance on the Consolidated Financial Statements taken as a whole. The Selected Proportionate Financial Data ("Proportionate Financial Data") for the three-month and nine-month periods ended September 30, 1998 and 1997 appearing on page 11 is presented for additional analysis and is not a required part of the basic financial statements. As discussed in the Footnotes to the Proportionate Financial Data, the Proportionate Financial Data has been prepared by the Company to present financial information that, in the opinion of management, is not provided by financial statements prepared in conformity with generally accepted accounting principles. Such Proportionate Financial Data, prepared on the basis of presentation described in the Footnotes to the Proportionate Financial Data, has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements. Based on our reviews, we are not aware of any material modifications that should be made to such information in relation to the basic Consolidated Financial Statements taken as a whole.

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



/s/  PricewaterhouseCoopers LLP

San Francisco, California
November 6, 1998

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
     See Footnote E, "Contingencies", in the Notes to Consolidated Financial Statements

ITEM 2.  CHANGES IN SECURITIES
     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5.  OTHER INFORMATION
     Stockholder Proposals. In accordance with Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in order for a stockholder proposal not included in the Company's proxy statement under Rule 14a-8 to be "timely" within the meaning of Rule 14a-4(c) under the Exchange Act, such proposal must be submitted in accordance with the procedures set forth in the Company's By-laws, which include the requirement that the proposal be received by the Company not less than 75 days prior to the date of the annual meeting of stockholders or, if less than 90 days prior public disclosure of the meeting date is given, by the earlier of (a) close of business on the 15th day following the day on which such public disclosure was made and (b) two days prior to the date of the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
     Exhibits identified below are incorporated herein by reference as exhibits hereto.

         Exhibit
         Number  Description
         10.1    Representative Employment Agreement for Messrs. Sarin, Gyani, Jones, Farrill and Mrs. Gill
         10.2    Representative Employment Agreement for other officers
         10.3    Employment Agreement between the Company and Sam Ginn
         10.4    AirTouch Communications, Inc. Deferred Compensation Plan for Nonemployee Directors
         10.5    Amendment No. 1 to the AirTouch Communications, Inc. Supplemental Executive Pension Plan - Second
                 Amendment and Restatement Effective as of April 1, 1994
         10.6    AirTouch Communications, Inc. Executive Life Insurance Plan
         10.7    AirTouch Communications, Inc. Executive Long-Term Disability Plan
         10.8    AirTouch Communications, Inc. Estate Deferral Program
         15.1    Letter of PricewaterhouseCoopers LLP Re:  Unaudited Interim Financial Information
         27      Financial Data Schedule

(b) Reports on Form 8-K:
         Date of Report:  July 22, 1998
                  Item 5. Other Events and Item 7. Financial Statements and
                          Exhibits.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AIRTOUCH COMMUNICATIONS, INC.

By: /s/ Mohan S. Gyani

    Mohan S. Gyani
    Executive Vice President and
    Chief Financial Officer


Date:  November  6, 1998

                                 EXHIBIT INDEX

Exhibit
Number  Description
------- -----------
10.1    Representative Employment Agreement for Messrs. Sarin, Gyani,
        Jones, Farrill and Mrs. Gill

10.2    Representative Employment Agreement for other officers

10.3    Employment Agreement between the Company and Sam Ginn

10.4    AirTouch Communications, Inc. Deferred Compensation Plan for
        Nonemployee Directors

10.5    Amendment No. 1 to the AirTouch Communications, Inc.
        Supplemental Executive Pension Plan - Second
        Amendment and Restatement Effective as of April 1, 1994

10.6    AirTouch Communications, Inc. Executive Life Insurance Plan

10.7    AirTouch Communications, Inc. Executive Long-Term Disability Plan

10.8    AirTouch Communications, Inc. Estate Deferral Program

15.1    Letter of PricewaterhouseCoopers LLP Re:  Unaudited Interim
        Financial Information

27      Financial Data Schedule