Form 10-K405
period 1998-12-31
AIRTOUCH COMMUNICATIONS INC
filed 1999-03-31
CIK 904255

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

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

                               YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the composite closing sales price on March 15, 1999, the aggregate market value of all voting stock held by nonaffiliates was approximately $92.6 billion. At March 15, 1999, 575,120,827 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated Parts of this Form 10-K:
                   1998 Annual Report to Stockholders -Part II

                                TABLE OF CONTENTS
                                     PART I

ITEM 1      Business................................................................................
ITEM 2      Properties..............................................................................
ITEM 3      Legal Proceedings.......................................................................
ITEM 4      Submission of Matters to a Vote of Security Holders.....................................
            Executive Officers of the Registrant....................................................
                                                PART II
ITEM 5      Market for Registrant's Common Equity and Related Stockholder Matters...................
ITEM 6      Selected Financial Data.................................................................
ITEM 7      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.............................................................
ITEM 7A     Quantitative and Qualitative Disclosures About Market Risk..............................
ITEM 8      Financial Statements and Supplementary Data.............................................
ITEM 9      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...................................................
                                               PART III
ITEM 10     Directors and Executive Officers of the Registrant......................................
ITEM 11     Executive Compensation..................................................................
ITEM 12     Security Ownership of Certain Beneficial Owners and Management..........................
ITEM 13     Certain Relationships and Related Transactions..........................................
                                               PART IV
ITEM 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................     21

Unless the context otherwise requires, references to "AirTouch" or the "Company" include AirTouch Communications, Inc. and entities over which it has or shares operational control.

CELLULAR AND PCS. "Cellular service" refers to wireless service operating at the 800 MHz band in the United States and South Korea and at the 900 MHz band in Europe, and "broadband personal communication service" or "PCS" refers to wireless service operating at the 1900 MHz band in the United States. The Company considers the functionality of both services to be similar despite the different bands at which they operate.

POPs. POPs means the population of a licensed market (based on population estimates for such market) multiplied by the Company's ownership interest in a licensee operating in such market as of the date specified and includes networks under construction and markets of certain cost-based investments not included in proportionate financial results.

PROPORTIONATE ACCOUNTING. The Company uses United States generally accepted accounting principles ("GAAP") and includes supplemental information prepared using proportionate accounting to present certain financial information. Proportionate accounting reflects the Company's relative ownership interests in customers and operating revenues and expenses for both its consolidated and equity method entities. Proportionate financial and operating information is not required by GAAP and is not intended to replace the consolidated financial statements prepared in accordance with GAAP. Because significant assets of the Company are not consolidated and because of the substantial effect of certain entities on the year-to-year comparability of the Company's consolidated financial results, the Company believes that proportionate financial and operating data facilitate the understanding and assessment of its financial results.

PRO FORMA INFORMATION. In April 1998, AirTouch acquired the U.S. cellular business and 25% interest in PrimeCo Personal Communications, L.P. of MediaOne Group, Inc. (formerly U S WEST Media Group, Inc.) Pro forma operating information in this Form 10-K (including the Financial section of the 1998 Annual Report to stockholders incorporated by reference herein) reflects the transaction as if it had been completed at the beginning of 1998.

OPERATING CASH FLOW. Is defined as "Operating income" plus "Depreciation and amortization expenses" and is not the same as cash flow from operating activities in the Company's Consolidated Statements of Cash Flows. Proportionate operating cash flows represents the company's ownership interest in the respective entities' operating cash flows. As such, proportionate operating cash flow does not represent cash available to the Company.

This Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are sometimes, but not always, identified by words such as "estimate," "project," "intend," "believe," "expect," "plan," "goal," "target" and similar expressions. By their nature, these statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such risks and uncertainties include, but are not limited to, those described under "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no responsibility to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

        AirTouch Communications, Inc. is one of the largest wireless telecommunication services companies in the world based on the 40 million total wireless customers served by the Company and its ventures as of December 31, 1998. Through its operations in the United States, Europe, Asia and North Africa, the Company provides a full range of wireless telecommunications services, including cellular, PCS and paging, and in the future will also provide global satellite communications.

        The Company's principal objective is to be the premier provider of wireless telecommunication services worldwide. To achieve its objective the Company focuses on profitable growth of its existing operations and pursues other value-creating opportunities around the world, including new wireless licenses and ownership increases in existing markets.

        The cellular and PCS licenses of the Company and its ventures cover more than 724 million people around the world in 13 countries on four continents. Based on its ownership percentages, the Company's cellular and PCS interests represented approximately 235.9 million POPs and, together with paging customers, 17.6 million proportionate customers as of December 31, 1998.


                                BUSINESS STRATEGY

        The Company's principal objective is to be the premier provider of wireless telecommunication services worldwide. The Company believes that the following elements of its business strategy will enable it to meet that objective:

o Focus on Wireless. By concentrating on wireless telecommunication services, the Company has invested its capital in a proven industry that is expected to grow dramatically on a worldwide basis. The Company believes that the knowledge and experience developed by its senior management team through extensive involvement in the industry since its inception in 1983 give it an advantage as an operator and in identifying and pursuing new value-creating wireless opportunities.

o Global Presence. With investments in the United States, Europe, Asia and North Africa, the Company has a diverse global presence that limits its risks from negative market conditions in any one region. Its global reach also enables the Company to identify emerging trends and share best practices across its many ventures.

o Scale Advantages. The Company and its ventures served a total of 40 million customers as of December 31, 1998. The scale of the Company's operations has contributed to cost savings and operational efficiencies that generate competitive advantages. The Company is able to reduce its costs per customer by spreading expenses over a large subscriber base and by consolidating headquarters services and certain shared operational functions. In addition, by purchasing infrastructure and handsets jointly with its partners, the Company has been able to obtain favorable pricing from manufacturers.

o Core Competencies. As competition increases worldwide, AirTouch's advantages lie in the execution of the basic components of its business:

        - World class customer care. The Company's focus on providing customers with world class customer care gives AirTouch a competitive advantage in subscriber retention. AirTouch uses a variety of proactive outreach efforts designed to minimize churn (customers leaving the system) in the face of growing competition.

        - Extensive distribution channels. As an early entrant into the wireless market AirTouch has developed extensive direct and indirect distribution channels to sell its services in its U.S. and international markets. The Company's strategy is to increase the proportion of its sales made through direct channels, where the Company is better able to control and reduce selling costs.

        - Quality products and services. The Company offers competitive products and pricing plans. In the United States, its combined analog and digital network and the availability of dual-mode handsets provide the advantage of extensive coverage and nationwide roaming capabilities. The Company offers analog and digital products that appeal to different market segments.

        - Network expertise. With operations throughout the world, the Company has engineered cellular networks using every major wireless technology, including different digital standards as well as analog. AirTouch built the world's first commercial GSM network, which commenced service in Germany in 1992, and was a pioneer in the development of CDMA-digital technology. The Company has also developed many patented tools for detecting and preventing cellular fraud and for enhancing analog capacity.

        - Profitable growth. The Company focuses on profitably attracting new subscribers and retaining existing customers. Its cost containment and efficiencies of scale have helped it to reduce cash costs per customer faster than declines in the average revenue per customer, resulting in total Company proportionate operating cash flow margins of 37.4% (on a pro forma basis for the MediaOne acquisition) for the year ended December 31, 1998.

o Efficient Management Structure. In the United States, the Company's efficient management structure makes AirTouch an agile competitor in an increasingly competitive industry. Decisions about matters that immediately impact customers, such as sales and customer service, are kept close to customers, while decisions in areas where the Company can most realize the benefits of the scale of its operations, such as purchasing, technology and product development, are being increasingly centralized. Although the Company generally has minority interests in its international ventures, it plays an active role, with board representation and the right to appoint key management positions and participate in key business decisions.

o Strict Financial Investment Criteria. The Company's strong financial performance is due in part to its financial discipline and structured approach to new opportunities and ventures. Each potential investment is measured against a strict set of financial criteria to determine whether the investment offers an opportunity for value creation.

                               RECENT DEVELOPMENTS

        On January 15, 1999, AirTouch announced a definitive agreement to merge with Vodafone Group Plc, which is also a leading international wireless telecommunication services company. Under the terms of the definitive agreement, which has been unanimously approved by each company's Board of Directors, owners of AirTouch common stock will be entitled to receive five Vodafone ordinary shares (in the form of 0.5 of a Vodafone American Depository Share) and $9 in cash, without interest, for each share of AirTouch common stock held at closing, subject to rebalancing between stock and cash under certain circumstances. The Company believes that a combination with Vodafone is consistent with its objective of being the world's premier international wireless communications company.

        The merger is subject to the approval of the stockholders of Vodafone and AirTouch, customary government and regulatory authority approvals and the receipt of opinions from tax counsel that the stock portion of the merger consideration will be tax-free to the U.S. holders of AirTouch common stock. The merger is expected to close in the third quarter of 1999. For more details of the merger, please see the Company's Current Report on Form 8-K filed January 19, 1999.

                       DESCRIPTION OF PRINCIPAL BUSINESSES

        The Company's operations are divided into three principal businesses:
U.S. Cellular and PCS, International Cellular and Paging:

U.S. CELLULAR AND PCS OPERATIONS

        The Company is one of the largest providers of cellular and PCS services in the United States. The Company's U.S. cellular and PCS interests represented approximately 97 million POPs and over 8.3 million proportionate customers as of December 31, 1998, and include some of the most attractive cellular markets based upon population size and demographic characteristics.

        The Company controls or shares control over cellular and PCS systems operating in 22 of the 30 largest metropolitan statistical areas in the United States.

               OVERVIEW OF UNITED STATES CELLULAR & PCS OPERATIONS
      (ALL INFORMATION AS OF DECEMBER 31, 1998 UNLESS OTHERWISE INDICATED)


  MSA(1)                                                MSA POPULATION(1)       PERCENT        POPS
   RANK          CELLULAR MARKET            STATE             (000)            OWNERSHIP       (000)            BRAND NAME
  ------         ---------------            -----       -----------------      ---------       -----            ----------
    2       Los Angeles.................      CA             15,116             82.30%        12,440        AirTouch Cellular
    5       Detroit-Ann Arbor...........      MI              4,654             100.00%        4,654        AirTouch Cellular
   10       San Francisco-Oakland             CA              3,989             47.00%         1,875           CellularOne
   12       Atlanta.....................      GA              3,405             100.00%        3,405        AirTouch Cellular
   13       San Diego...................      CA              2,758             100.00%        2,758        AirTouch Cellular
   14       Minneapolis-St. Paul........    MN-WI             2,703             100.00%        2,703        AirTouch Cellular
   15       Phoenix.....................      AZ              2,693             100.00%        2,693        AirTouch Cellular
   18       Seattle-Everett.............      WA              2,219             99.13%         2,200        AirTouch Cellular
   19       Denver-Boulder..............      CO              2,219             100.00%        2,219        AirTouch Cellular
   23       Cleveland...................      OH              1,829             100.00%        1,829        AirTouch Cellular
   24       Portland....................    OR-WA             1,701             100.00%        1,701        AirTouch Cellular
   25       San Jose....................      CA              1,636             47.00%           769           CellularOne
   26       Kansas City.................    MO-KS             1,564             50.00%           782           CellularOne
   27       Cincinnati..................   OH-KY-IN           1,535             100.00%        1,535        AirTouch Cellular
   28       Sacramento..................      CA              1,528             49.88%           762        AirTouch Cellular
            Other.......................                     37,078                           25,235
                                                             ------                           ------
            Total United States Cellular                     86,627                           67,560
                                                             ======                           ======


  MTA(2)                                                MTA POPULATION(2)       PERCENT        POPS
   RANK            PCS MARKET (3)                            (000)             OWNERSHIP       (000)            BRAND NAME
  ------           --------------                       -----------------      ---------       -----            ----------
    3       Chicago..................................        12,700             50.00%         6,350             PrimeCo
    7       Dallas(4)................................        10,800             40.00%         4,320             PrimeCo
   13       Tampa....................................         6,200             50.00%         3,100             PrimeCo
   14       Houston(4)...............................         5,900             40.00%         2,360             PrimeCo
   15       Miami....................................         5,900             50.00%         2,950             PrimeCo
   17       New Orleans..............................         5,300             50.00%         2,650             PrimeCo
   20       Milwaukee................................         4,800             50.00%         2,400             PrimeCo
   23       Richmond.................................         4,100             50.00%         2,050             PrimeCo
   33       San Antonio(4)...........................         3,600             40.00%         1,440             PrimeCo
   37       Jacksonville.............................         2,600             50.00%         1,300             PrimeCo
                                                            -------                           ------
            Total United States PCS..................        61,900                           28,920
                                                            -------                           ------
            Total United States Wireless.............       148,527                           96,480
                                                            =======                           ======


(1) MSA refers to metropolitan statistical area. There are 306 MSAs in the United States, as determined by Rand McNally and adopted by the FCC to establish cellular service areas. MSA 1997 population figures and rank are from the 1998 Paul Kagan Associates, Inc. Cellular Telephone Atlas.

(2) MTS refers to metropolitan trading area. There are 51 MTAs in the United States, as determined by Rand McNally and adopted by the FCC to establish PCS service areas. MTA 1997 population figures and rank are from the Paul Kagan Associates, Inc. 1998 Cellular/PCS POP Book.

(3) In January 1999, PrimeCo sold the Honolulu MTA license and system to Sprintcom.

(4) PrimeCo's ownership percentage of Texas MTAs reflects its partnership with Texas Utilities. Because PrimeCo does not own 100% of these markets, the Company's proportionate share of these markets is 40%.

RECENT DEVELOPMENTS IN U.S. CELLULAR AND PCS BUSINESS

        On April 6, 1998, the Company completed its acquisition of MediaOne Group's U.S. cellular and PCS interests. The Company acquired NewVector, which held MediaOne Group's U.S. cellular business, including the Minneapolis, Phoenix, Seattle, Denver and Portland cellular markets, and MediaOne Group's 25% interest in PrimeCo. As a result of the transaction, the Company added 2.5 million proportionate U.S. wireless customers and 35 million proportionate POPs. The total value of the transaction was approximately $5.9 billion. The Company issued approximately 59.4 million shares of Common Stock valued at $2.9 billion on the date of the transaction and $1.65 billion of preferred stock and assumed $1.35 billion of debt.

U.S. CELLULAR OPERATIONS

        Marketing

        The Company markets its cellular services under the AirTouch Cellular name, with the exception of its systems in the San Francisco Bay Area, Kansas and Missouri, which market service under the CellularOne brand name. The Company sells its service directly to customers through its own sales force, telemarketing centers and the Internet and indirectly through arrangements with independent agents such as consumer electronic stores, specialized cellular stores, automobile dealers and department and other retail stores. In certain markets, the Company's cellular service is sold through resellers who, pursuant to FCC requirements, are allowed to purchase blocks of cellular telephone numbers and to access cellular services at wholesale rates for resale to the public. The Company's costs for attracting new customers (referred to as "selling costs") primarily consist of advertising and marketing costs, costs of direct distribution, including costs related to the Company's stores, compensation paid to independent agents or to its own sales force and handset subsidies. The Company has been taking steps to align selling costs with revenues by emphasizing residual or account management payments to agents over upfront commissions and by increasing the proportion of sales through Company-controlled direct distribution channels, which have historically been less costly. Average proportionate selling costs per new customer for the year ended December 31, 1998 were about $308 on a pro forma basis for the MediaOne acquisition.

        Products and Services

        The Company offers analog service in all of its markets and offers digital service in most markets. In most of its markets the Company offers custom calling services such as voice mail, call forwarding, call waiting, three way calling, no answer and busy transfer. The Company also offers a variety of other enhanced features, including display messaging, which allows a cellular phone to receive and store voice mail messages, short alphanumeric messages and pages even if the handset is in use or switched off, and enhanced directory assistance, which enables callers to be connected to the party whose number was requested without hanging up and redialing. In many markets, the Company has introduced a prepaid cellular calling program with no monthly service charge, no contract commitment, and no billings. The Company maintains a customer service department in each of its managed cellular markets for billing and service inquiries. The majority of the Company's customers elect to receive long-distance service from the Company, which it offers as a reseller. Alternatively, customers can select a long-distance provider and be billed directly by that carrier.

        The Company has a variety of pricing plans that differ from market to market. Certain pricing plans feature a fixed monthly access fee and per minute charges while others offer a fixed monthly price for a bundle of minutes with per minute charges for excess minutes. Most of the Company's new customers select pricing plans that require them to sign a service contract for one or more years. The Company believes that one of its competitive strengths lies in its ability to offer customers choice through service and handset pricing that appeal to different market segments. Customers seeking safety and convenience are attracted to the low monthly access fees and inexpensive handsets generally available with analog service. To meet the needs of higher volume users, the Company offers digital service with rate plans that include higher monthly access fees and bundles of lower-priced minutes. The Company believes that its pricing plans are generally competitive with those being offered by other providers in the markets in which they are applicable.

        One recent trend in the U.S. wireless industry is to offer one rate price plans, which include roaming and, in some plans, long distance at no extra charge. In response to these programs, in 1998, in many of its markets the Company has begun offering simplified pricing plans targeted at customers who roam in which customers can pay a single rate for all roaming minutes or use minutes included in their bundles for roaming. In some cases, the cost to the Company of customer roaming is greater than the amount charged to the customer. As the Company and other wireless operators seek to maintain the profitability of these simplified pricing plans, it is likely that reciprocal roaming rates between wireless operators will be negotiated down. Although lower roaming rates will decrease the revenues the Company receives from customers roaming into its markets, the expenses it pays for its customers who roam will also decrease. The Company is focused on lowering the cost of roaming by proactively renegotiating roaming agreements and maximizing roaming activity with its partners. In addition, the Company expects that anticipated technological developments, including handsets that can more easily be programmed with preferred roaming carriers and tri-mode handsets that will allow roaming between the Company's cellular and PCS networks, will help the Company manage its roaming costs.

        Network

        The Company offers analog service in all of its markets and offers digital service in most markets. The Company's digital service is based on Code Division Multiple Access ("CDMA") technology, except in the San Francisco Bay Area, where it is based on Time Division Multiple Access ("TDMA") technology. In the fourth quarter of 1998 greater than 40% of the Company's peak minutes were carried on its digital networks. Because the Company offers dual-mode cellular telephones capable of sending and receiving both analog and certain digital transmissions, the Company's analog and digital cellular customers can roam to virtually any cellular market in the United States.

        The Company believes that digital cellular technology offers certain advantages over analog technology, including substantially increased capacity, greater call privacy, superior voice quality, enhanced services, reduced susceptibility to fraud and the opportunity to provide improved data transmissions. However, the Company expects that analog and digital technologies will continue to coexist for the foreseeable future due to continued demand for analog service and the fact that analog networks provide the only common roaming platform currently available throughout the United States. The Company expects the majority of its capital expenditures in the future to be spent on its digital networks.

        Cost Structure

        The Company's cash costs consist primarily of costs for attracting new customers, as described above under "Marketing," customer service and billing costs, fees paid to the local telephone service company for interconnection of cellular networks with the wireline telephone network, the net cost of AirTouch customers roaming to other networks, and general and administrative costs. The Company attempts to decrease its cash costs per customer at a rate equal to or greater than declines in average revenue per customer. The Company has taken the following steps to decrease cash costs:

        o increased the scale of its operations through acquisitions, allowing the Company to consolidate common functions and spread costs over a larger customer base;

        o negotiated handset and infrastructure contracts jointly with partners, resulting in lower prices;

        o executed new interconnection agreements with the major local carriers in its markets, resulting in significant savings on interconnect costs; and

        o managed churn and associated selling costs by taking proactive steps to retain customers, including changing customer rate plans and offering free handsets.

        As a result of these and other cost saving efforts, the Company reduced its average monthly pro forma proportionate cash cost per customer to $24.35 for the year ended December 31, 1998, a 13.9% decline from 1997.

        In addition, ongoing investments by the Company in its networks are necessary in order to increase coverage and capacity. These expenditures are reflected as depreciation expense. In the future, the Company believes the majority of such expenditures will be directed towards increasing digital coverage and capacity.

        Joint Ventures

        CMT Partners. In September 1993, the Company and AT&T Wireless (at the time, McCaw Cellular Communications Inc.) formed CMT Partners, an equally owned partnership that holds interests in cellular systems operating in San Francisco, San Jose, Dallas/Ft. Worth, Kansas City and certain adjacent suburban areas. In a related transaction, the Company purchased McCaw's Wichita and Topeka systems. CMT Partners is governed by a four-person committee consisting of two members from each company. CMT Partners has a 15 year term, ending in 2008, which may be extended by either partner or shortened under certain circumstances. Upon dissolution of CMT Partners its assets will be sold unless either the Company or AT&T Wireless elects to have the assets distributed in kind to the partners.

        TOMCOM. The Company and Bell Atlantic are partners in TOMCOM, L.P., a partnership formed to develop technical and service standards for the partners' wireless properties, pursue national marketing strategies, develop information technology, create a national distribution strategy and implement joint purchasing arrangements. TOMCOM is governed by a board composed of three members from AirTouch and three members from Bell Atlantic.

U.S. PCS OPERATIONS

        The Company and Bell Atlantic Mobile are equal partners in PrimeCo Personal Communications, L.P., which owns ten 30 MHz PCS licenses covering approximately 62 million POPs in the Chicago, Dallas, Tampa, Houston, Miami, New Orleans, Milwaukee, Richmond, San Antonio, and Jacksonville MTAs. In January 1999, PrimeCo sold its Honolulu MTA market to Sprintcom, Inc. The PrimeCo markets complement the existing U.S. cellular franchises of the partners. PrimeCo began providing service in November 1996 and as of December 31, 1998, PrimeCo had over 902,000 customers and provided service in more than 20 major cities. The Company expects to continue to make significant capital contributions to PrimeCo and to experience operating losses associated with the start-up phase of the PCS business.

        PrimeCo's success as a competitor depends on the same factors as that of the Company's United States cellular operations. PrimeCo's operations are structured in a manner similar to those of the Company's United States cellular businesses with respect to marketing, products and services and cost structure. PrimeCo initiated service in late 1996 and has not yet achieved the critical size to enable it to achieve all of the economies of scale that the Company's cellular business currently enjoys. PrimeCo, a 100% CDMA digital network, has recently introduced dual-mode handsets that enable customers to roam on a nationwide basis on analog cellular networks.

        Either the Company or Bell Atlantic may cause PrimeCo to be dissolved on October 20, 2001, and if dissolution occurs the PrimeCo properties will be allocated between them according to agreed criteria. In addition, if AirTouch's merger with Vodafone is completed, Bell Atlantic will have the right to cause the early dissolution of PrimeCo. Bell Atlantic is subject to certain standstill restrictions with respect to the Company through October 20, 2001, unless such restrictions are earlier terminated or suspended.

        On July 28, 1998, Bell Atlantic and GTE Corp. announced that they had entered into an agreement to merge. Both the TOMCOM and PrimeCo partnership agreements contain a number of restrictions on the partners' activities outside the partnerships. One restriction prohibits either partner from acquiring a cellular, ESMR or PCS system in a service area where the other partner has an interest and requires that the acquiring partner dispose of the conflicting property within six months. GTE currently owns interests in several wireless markets that overlap with markets in which the Company has ownership interests, including markets owned by PrimeCo. Both the TOMCOM and PrimeCo agreements contain restrictions on transfer of partnership interests and prohibit partners from withdrawing from the partnerships. In January 1999, Bell Atlantic sued AirTouch in federal court seeking preliminary and injunctive relief from the provisions of the agreement limiting the partners' competitive activities. The Company has filed a counterclaim against Bell Atlantic for violations of the partnership agreements. See "Item 3. Legal Proceedings" for a description of the litigation.

INTERNATIONAL CELLULAR OPERATIONS

        The Company has ownership interests, with board representation and significant operating influence, in diverse markets throughout the world. The Company's international cellular interests represented 139 million POPs and 5.7 million proportionate customers as of December 31, 1998.

                   OVERVIEW OF INTERNATIONAL CELLULAR VENTURES
      (ALL INFORMATION AS OF DECEMBER 31, 1998 UNLESS OTHERWISE INDICATED)


                                       MARKET            SERVICE         TOTAL                                TOTAL
                                     POPULATION         INITIATION      VENTURE         AIRTOUCH            LICENSEES IN
COUNTRY/SERVICE NAME                (MILLIONS)(1)          DATE        CUSTOMERS       INTEREST(2)             MARKET
--------------------                -------------       ----------     ---------       -----------          ------------
European Operations:
Germany/D2 Privat...........             81.3              6/92       ~6,000,000            34.8%                4
Italy/Omnitel...............             57.5             10/95        6,190,000         15.5%(3)                3
Spain/Airtel................             39.4             10/95        2,157,000            21.7%                3
Portugal/Telecel............              9.9             10/92        1,370,000            50.9%                3
Belgium/Proximus............             10.1              1/94        1,238,000            25.0%                3
Sweden/Europolitan..........              8.8              9/92          624,000            51.1%                4
Poland/Plus GSM.............             38.5             10/96         ~800,000            19.3%                3
Romania/Connex..............             23.2              4/97          325,000         10.0%(4)                2

Asian and Other Operations:
Japan:......................
   J-Phone(5)...............             77.2         4/94-7/94        3,475,000       13.0-15.0%                7
   Digital TU-KA(6).........             48.9         1/96-2/97        2,140,000             4.5%                7
South Korea/Shinsegi........             45.6              4/96        2,142,000            10.7%                5
India.......................
   Madhya Pradesh/RPG Cellular           72.7              2/97                *            49.0%                2
   Madras/RPG Cellular......              6.7              9/95                *           20.58%                2
                                                                      ----------
                                                                          34,000
Egypt/Click GSM.............             54.5             12/98           38,000            30.0%                2
                                        -----                         ----------
   Total....................            574.3                         26,533,000
                                        =====                         ==========


-----------

*    Not disclosed

(1) Population estimates are as of December 31, 1997 and are from Kagan World Media, Ltd. International Cellular, May 29, 1998, except Japan, which is from Japan Statistical Yearbook-1995, Statistical Bureau of Management and Coordination Agency.

(2)  Exclusive of any options, warrants or other rights to increase ownership.

(3) Indirect ownership interest through Pronto-Italia S.p.A. In January 1999 the Company exercised an option to increase its ownership interest from 15.5% to 17.8%. The Company has an additional option which, if exercised, would bring its interest to 21.7%.

(4)  The Company holds an option to purchase an additional 10%.

(5)  Includes the Tokyo, Kansai and Central Japan Digital Phone Companies.

(6) Includes Kyushu, Chugoku, Tohoku, Hokkaido, Hokuriku and Shikoku regions. Customers are not included in proportionate customer numbers because the Company accounts for these investments on a cost basis.

        Operations

        The Company's international ventures rely on the same core competencies for success as its United States business: high quality networks with extensive roaming capabilities, well-established direct and indirect distribution channels, and innovative products and services that appeal to various customer segments. In 1998, a number of the Company's international ventures were less mature than its United States cellular ventures and accordingly had not yet achieved the critical size that will provide economies of scale from cost reductions and operating efficiencies. However, because the markets were generally less penetrated, they on average experienced stronger customer growth in 1998 than in the United States.

        In addition to being driven by strong overall demand for wireless service, the growth in wireless usage in the Company's international markets is attributable to two factors not present in the United States. The first is known as calling party pays. In most countries, calls received by wireless customers are paid for by the calling party, thereby encouraging customers to distribute their mobile phone numbers widely. The second factor is the popularity of prepaid pricing plans, which allow customers to have wireless service without minimum monthly access or service charges. The combination of these two factors has enabled a large segment of the population who would otherwise be unable to afford wireless service to more fully use the service. Prepaid customers accounted for about 30% of the Company's proportionate international customer base as of December 31, 1998.

        Due to strong customer growth and usage, ventures in eight of the twelve countries where the Company has international investments currently generate positive operating cash flow. Since its initial investment, the Company has received $537 million of distributions from its German venture, $12 million from its Swedish venture and $17 million from its Portuguese venture.

        Ownership Rights and Obligations

        The ownership of the Company's international cellular ventures typically includes majority local ownership at the time of the award of a license, necessitated as a result of political, legal, and economic factors. This frequently changes over time. In structuring its international investments, the Company attempts to obtain operating influence through board representation, the right to appoint certain key members of management and consent rights for significant matters such as capital contributions, incurrence of recourse debt and fundamental corporate transactions. In addition, the Company tries to ensure its ability to maintain a position of influence in its ventures by obtaining rights of first refusal on future sales by other partners and issuances of new equity by the venture. The particular governance rights of the Company vary from venture to venture and are often dependent upon the size of the Company's investment relative to other investors. The Company currently has the majority interest in its Portuguese and Swedish ventures, the largest ownership interest in its Spanish venture, the second largest ownership interest in three of its Japanese ventures, and the third largest ownership interest in its Korean and Italian ventures. It also shares the largest ownership interest in its Egyptian venture. In Germany, the Company is the only shareholder other than the majority shareholder, Mannesmann A.G., and in Belgium the Company is the only other partner in a joint venture with Belgacom.

        Technological Expertise

        Lead Technological Partner. The Company usually plays the lead role in the design, construction, operation and maintenance of the cellular networks for the ventures in which it has ownership interests. For example, the Company has taken the technical lead in the development of the digital systems in Belgium, Germany, India (Madras and Madhya Pradesh), Italy, Poland, Portugal, Romania, South Korea and Spain, and was integrally involved in the design and construction of three of the systems in Japan. In almost all of those markets, the Company has appointed the chief technical officer, who is responsible for network construction and technical operations.

        GSM. The Company's cellular systems in Europe, Egypt and India conform to the GSM digital cellular standard. Developed by a standards body within the European Telecommunications Standards Institute with substantial input from the Company's engineers, the GSM standard is a wide-band TDMA standard substantially different from United States TDMA technology and has been adopted in more than 110 countries worldwide, including all European union member countries, Australia, New Zealand, Singapore, Hong Kong and South Africa. The Company's German venture, Mannesmann Mobilfunk GmbH, was the first GSM system to offer commercial service.

        Japan Digital Cellular Standard. The technology utilized by the Company's Japanese ventures represents Japan's entry into second-generation cellular communications. The Japan Digital Cellular standard uses a narrowband Japanese TDMA standard that allows enhanced roaming and expanded supplementary services potential. To provide service to customers away from their home regions, all of the Company's Japanese ventures have implemented automatic roaming throughout their combined coverage areas. Customers of any of the companies are able to initiate and receive calls anywhere within the combined coverage area.

        Korean CDMA. The Company's cellular venture in South Korea employs a CDMA technology standard developed by Samsung, Lucent and Hyundai under a license from QUALCOMM, Inc.

        New Opportunities

        The Company constantly evaluates opportunities to increase its ownership in its existing international ventures, especially where contractual rights of first refusal provide the Company with favorable opportunities. The Company also plans to continue pursuing selected opportunities to acquire new interests in wireless systems throughout the world. The Company believes that its proven technical, operating and marketing expertise makes it a highly desired participant in ventures formed to pursue new international opportunities and that such expertise has been a significant factor in the success of the subsequent license applications by its ventures.

        The Company measures each international investment against a strict set of criteria in determining whether the investment offers an opportunity for value creation. These criteria include the country's demographic factors, the degree of economic, political and regulatory stability, the quality of local partners and the degree to which the Company would control or meaningfully participate in management. Until recently, the Company's primary focus in pursuing licenses has been Europe and Asia; however, the Company has increasingly been considering opportunities in other parts of the world, as demonstrated by its recent investment in Egypt.

        The pursuit of new international wireless telecommunications opportunities is expected to remain highly competitive and may introduce a greater degree of political, economic and currency risk as new opportunities are concentrated in developing economies. The trend toward awarding new licenses on the basis of an auction rather than on merit-based selection criteria may limit the Company's ability to win new licenses, particularly if competing bidders place a higher value on the license or have less stringent return requirements than the Company.

PAGING

        The Company offers local, regional, statewide, and nationwide paging services under the AirTouch Paging brand name in 32 states and the District of Columbia. As of December 31 1998, the Company had approximately 3.4 million paging units in service in the United States. Based upon industry surveys, the Company is among the largest providers of paging services in the United States and the only large paging company in the United States to achieve and maintain positive net income and net funding back to AirTouch. The Company's growth strategy is to offer new services, to provide superior customer service, to refine its distribution channels, and to expand into new geographic markets through start-ups or acquisitions.

OTHER SERVICES

        The Company believes that its focus on wireless services offers the best opportunity for value creation. However, in light of the continuing evolution of telecommunications technology and customer requirements, the Company continuously evaluates the possibility of expanding its operations into lines of business beyond its historical base of high mobility wireless services where such expansion would enhance or complement existing wireless services. Some areas of possible expansion could include: wireless local loop (the construction and operation of dedicated wireless networks designed to compete directly with or substitute for wireline networks); international long-distance service for the Company's wireless subscribers; and international wireline long-distance services that complement the Company's wireless properties. Any decision by the Company to enter any of these lines of business will depend on the Company's evaluation of its ability to create value by employing the assets or expertise of its wireless operations, including networks and customer bases, as well as the standalone attractiveness of the opportunity.

ARCOR

        The Company owns a 3.4% indirect interest in Mannesmann Arcor K.G. ("Arcor"), Germany's second largest wireline telecommunications company. The interest is owned through a consortium, led by Mannesmann A.G., that has a 74.9% interest in Arcor. Deutsche Bahn, the German national railway company, holds the other 25.1% of Arcor. The Company has an option to increase its 4.5% interest in the consortium to 9% by 2000. The Company and Mannesmann A.G. currently jointly own Mannesmann Mobilfunk GmbH ("MMO"),

Germany's leading cellular operator, which operates under the name D2 Privat. In 1998, MMO began reselling Arcor long distance service and Arcor has began reselling MMO's cellular service.

GLOBALSTAR

        The Company holds a 5.2% interest in Globalstar, L.P. ("Globalstar"), a limited partnership led by Loral Space & Communications Corporation Ltd. ("Loral") and QUALCOMM, Inc. ("QUALCOMM") that will construct and operate a 48 satellite low earth orbit constellation utilizing CDMA technology designed to offer wireless communications services in virtually every populated area of the world. Commercial service is expected to begin by the end of 1999. The Company has the exclusive right to provide Globalstar services in the United States, the Caribbean and eastern Asia (Indonesia, Japan, Malaysia) and, through partnerships with Loral, in Canada and Mexico.

                                    EMPLOYEES

        As of March 15, 1999, the Company and its wholly-owned subsidiaries had approximately 13,000 employees. None of the Company's employees are represented by a labor organization, although employees of certain international subsidiaries and joint ventures are represented by labor or trade organizations. Management considers its relations with the Company's employees to be good.

                                   REGULATION

        UNITED STATES

        The Company's U. S. cellular, paging and PCS licenses are issued and regulated by the Federal Communications Commission ("FCC"). In addition, the Company's U.S. wireless operations are subject to public utility regulation in the states in which service is provided and to local regulations. States are preempted from regulating cellular, PCS and paging rates and market entry but may regulate certain other terms and conditions of service. The Company does not anticipate that state regulation will interfere with the efficient operation of its wireless businesses. The location and construction of wireless service facilities are also often subject to state or local zoning, land use and other local regulation and fees.

        The FCC has adopted rules requiring carriers such as the Company to provide customers in the U.S. with local number portability by November 24, 2002. Local number portability is the ability for customers to retain their telephone numbers should they choose to switch landline or wireless carriers. Providing this functionality will result in additional capital requirements and operating expenses in future years. The Company does not expect these costs to have a material impact on its results of operations or liquidity.

        The Company will be required to upgrade its cellular and PCS networks in the U.S. to provide certain functionality to authorized government agencies. The FCC has adopted rules requiring wireless carriers to electronically provide "Emergency 911" authorities with the physical location of wireless callers requesting emergency assistance. In addition, the

Communications Assistance Law Enforcement Act ("CALEA") will require the Company to provide law enforcement agencies with certain network functionality and other assistance in criminal investigations, including digital wiretapping capabilities. The FCC rules concerning "Emergency 911" services and CALEA both require the responsible government agencies to reimburse the Company for its costs incurred to upgrade its networks and to provide on-going assistance to law enforcement agencies. However, the Company can provide no assurance that all of its costs will be recoverable.

        INTERNATIONAL

        The Company's international cellular and paging operations provide services pursuant to the terms of licenses granted by the telecommunications agency or similar supervisory authority in the various countries. Such agencies typically also promulgate and enforce regulations regarding the construction and operation of network equipment. Other regulations commonly encountered in international markets include legal restrictions on the percentage ownership of telecommunications licensees by foreign entities such as the Company and transfer restrictions or governmental approval requirements regarding changes in the ownership of such licensees.

                                  RISK FACTORS

        COMPETITION. The Company and its ventures face an increasing number of competitors in each of their markets. In the United States, competition has been steadily increasing since PCS providers first began offering service in late 1996. There can now be up to nine wireless competitors in each cellular and PCS market in the United States. Germany and Sweden currently have four licensees per market, and Belgium, Italy, Spain, Poland and Portugal have three. South Korea has licensed a total of five mobile operators and Japan a total of seven operators per market. There are currently two licensees in Egypt and India. The Company also faces intense competition in each of its paging markets.

        Increased competition has led to declines in the prices the Company charges for its wireless services and is expected to lead to further price declines in the future. As a result, in recent years the Company's proportionate average revenue per cellular customer has declined at rates between 12% and 15% per year in the United States to $44 for 1998 (on a pro forma basis for the MediaOne acquisition) and between 20% and 25% per year, including the impact of foreign exchange fluctuations, to $61 for 1998 in the Company's international markets and is expected to continue to decline at similar rates in 1999. These trends could reduce the Company's revenues compared to current levels. Historically the Company has been able to match or exceed declines in average revenue per customer with reductions in operating cash costs per customer. However, there can be no assurance that the Company will be able to continue to do so. If it cannot, the Company may experience decreased profitability.

        Competition could also lead to a decrease in the rate at which the Company adds new customers and even to a decrease in the size of the Company's customer base as customers choose to receive wireless service from other providers. Customer deactivations are measured by the Company's churn rate, which is the number of subscribers in a given period who terminate their service or have their service terminated by the Company divided by the average number of customers for the same period, expressed as a percentage. Historically the Company has experienced average churn rates in its United States and international markets of approximately 2% per month. The Company has experienced an increase in monthly churn rates in its United States markets in recent months as a result of increased competition, with the Company experiencing proportionate churn in the United States of 2.15% for the year ended December 31, 1998 on a pro forma basis for the MediaOne acquisition and 2.5% for the fourth quarter of 1998. There can be no assurance that the Company will not experience further increases in churn rates in both its United States and international markets, particularly as competition intensifies. An increase in churn rates could adversely affect profitability because the Company would experience lower revenues and increased selling costs to replace customers.

        INCREASED RATE OF INVESTMENT IN NETWORKS AND NEW TECHNOLOGY. The Company expects that it will be required to make substantial future investments in its wireless networks due to customer growth, increased usage and the need to offer new services and greater functionality. Accordingly, the rate of the Company's capital expenditures in future years could materially exceed that experienced by the Company in recent years. The operations of the Company and its ventures depend in part upon the successful deployment of continuously evolving wireless telecommunications technologies. The Company uses technologies from a number of vendors and makes significant capital expenditures in connection with the deployment of such technologies.

There can be no assurance that technologies will be developed according to anticipated schedules, that they will perform according to expectations or that they will achieve commercial acceptance. The failure of vendor performance or technology performance to meet the Company's expectations or the failure of a technology to achieve commercial acceptance could result in additional capital expenditures by the Company or a reduction in net income due to the recognition of the impairment of assets.

        LICENSE RENEWAL. The Company's international and U.S. wireless licenses are granted for specific periods of time. The most significant U.S. cellular and paging licenses are granted for a period of ten years. Based upon its prior experience with expired licenses and upon FCC rules establishing a presumption in favor of licensees that have substantially complied with their regulatory obligations during the license period, the Company believes that each of its U.S. licenses will be renewed as they expire. The terms of the licenses granted to the Company's international ventures and conditions for license renewal vary from country to country. In some countries, there is no specified mechanism for license renewal and accordingly it is not certain what criteria will be used by the governments of those countries to determine whether the licenses should be renewed. There can be no assurance that any U.S. or international license will be renewed.

        ANTITRUST PROCEEDINGS. The Company believes that its cellular and paging pricing and marketing practices were and are in compliance with antitrust laws. However, the Company was and is a defendant in certain class action complaints and complaints filed by individual agents with respect to its Los Angeles, San Francisco, Sacramento and San Diego cellular operations which allege that the Company conspired to fix retail and wholesale cellular prices. The Company has reached settlements in each of the class action proceedings which in the aggregate will not have a material adverse effect on the Company's financial condition or results of operations or cash flows. No assurance can be given, however, that any disposition of the remaining proceedings, if adverse to the Company, might not have a material adverse effect on the Company's results of operations in the year of such disposition.

        IMPLICATIONS OF LICENSEE OWNERSHIP STRUCTURE. The Company holds most of its U.S. cellular properties and PCS properties through partnership interests, a number of which are controlling interests. In addition, except for its interests in Europolitan Holdings AB, the Company's cellular system in Sweden, and Telecel Communicacoes Pessoais, S.A., its cellular system in Portugal, the Company's interests in international wireless licenses are held through foreign entities in which the Company is a significant but not controlling owner. Under the governing documents for certain of these partnerships and corporations, certain key matters such as the approval of business plans and decisions as to the timing and amount of cash distributions require the consent of the Company's partners. In others, these matters may be approved without the consent of the Company. Although the Company has not been materially constrained by the nature of its wireless ownership interests from pursuing its corporate objectives, no assurance can be given that it will not experience difficulty in this regard in the future. The Company may enter into similar arrangements as it participates in ventures formed to pursue additional opportunities.

        RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. The Company has investments in operations outside the United States and proportionate operating cash flow from these investments represents a substantial portion of total Company proportionate operating cash flow. Investments in international operations are subject to risks and uncertainties which may include taxation, nationalization, inflation, currency fluctuations, and increased regulation. Certain Asian countries have recently experienced severe economic turmoil, resulting in depressed business conditions, volatility in local currencies and ongoing financial market dislocations. In addition to the negative impact that such economic turmoil could have on usage of wireless services, it could also have a negative effect on the ability of the Company's partners to provide their share of the ventures' funding requirements. There can be no assurance that the foregoing risks and uncertainties or that present or future economic turmoil or dislocations will not have a material adverse effect on the Company's business, operating results and financial condition.

        EXCHANGE RATE FLUCTUATIONS. Foreign currency exchange rates may be material to the Company's results of operations. The Company evaluates the risk of significant exchange rate volatility and its ability to hedge against such volatility as part of its decision whether to pursue an international opportunity. A significant weakening against the dollar of the currency of a country where the Company generates revenues or earnings may adversely affect the Company's results, while any weakening of the dollar against such currency could have an adverse effect if the Company is obligated to make significant foreign currency denominated capital investments in such country. The Company attempts to mitigate the effect of certain foreign currency fluctuations through the use of foreign currency contracts and foreign currency denominated credit arrangements. There can be no assurance that the Company will be successful in its foreign currency hedging efforts.

        RISK OF RATINGS CHANGE. The Company has received a rating of BBB+ from Standard & Poor's and a rating of Baa2 from Moody's for its senior unsecured long term debt. The Company's 6.00% Class B Mandatorily Convertible Preferred Stock, Series 1996 and its 4.25% Class C Convertible Preferred Stock, Series 1996 have been rated BBB- by Standard & Poor's and Baa3 by Moody's. Subsequent to the announcement of the proposed merger with Vodafone, both Standard & Poor's and Moody's have placed their credit ratings for AirTouch on review for possible upgrade. The Company's ratings may be revoked or revised by the rating agencies at any time, and there can be no assurance that the Company will continue to maintain such ratings.

YEAR 2000 READINESS.

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

State of Readiness

        The Company's plan to address the year 2000 issue consists of five phases: (1) the complete inventory of all mission critical systems employed in the Company's consolidated markets and the identification of hardware, software, and embedded technology that are affected by the year 2000 issue; (2) analysis and design of (or interaction with third party suppliers regarding) modifications for each affected component; (3) creation and testing of the modifications; (4) implementation of the modifications on a company-wide basis; and (5) testing of the interface between systems. The Company's plan addresses both information technology ("IT") and technology embedded in equipment and other infrastructure.

        The plan is being implemented under the oversight of an executive steering committee that includes the Company's President and Chief Operating Officer and Executive Vice President and Chief Financial Officer. The Company currently employs over 200 full-time contractors and employees implementing the plan. The Company's executive steering committee is regularly updated by an independent consultant who reviews the adequacy of the Company's processes and methodologies for assessing the costs and risks associated with the year 2000 issue and by the Company's internal audit group that independently verifies the project status.

        The Company has completed phases one and two of its plan. It has completed approximately three-quarters of phases three and four and is on target to have them substantially completed by mid-1999. The Company is also conducting phase five work and is on target for substantial completion by mid-1999. If the Company discovers that certain components have not been sufficiently modified, then it will have to repeat phases two through five with respect to such components.

        Based on the current progress of the Company's year 2000 efforts and on the assumption that third parties will meet their commitments, the Company believes that it can prevent serious disruption to the mission critical systems of its consolidated markets.

        The Company is also monitoring the progress of its significant unconsolidated ventures in addressing their mission critical systems through its positions on the governing boards of such entities and, in some cases, through review of the subsidiary's remediation plans.

Dependence on Third Parties

        Much of the technology employed in the Company's mission critical systems was purchased from third parties. The Company is dependent on those third parties to assess the impact of the year 2000 on their technology and to take any necessary corrective action. The Company is monitoring the progress of these third parties and, in selected cases, has reviewed their modification and test plans. The Company has received information for all of its supplied products regarding the impact of the year 2000 issue and the vendors' plans to correct them. The Company is selectively conducting tests to determine whether certain suppliers have accurately assessed and addressed the impact of the year 2000 on their products.

        The ability of the Company to complete its remediation plan and avoid disruption of its service is dependent on its suppliers delivering the necessary modifications to their products by the projected delivery dates.

        Management believes that the original manufacturers of handsets and pagers are primarily liable for failures of such products. Based on representations made by such manufacturers, the

Company does not expect significant disruption to its customers as a result of handset or pager failure. However, in the event of such product failures, the Company could experience service revenue loss and incur additional costs to furnish customers with temporary or permanent replacement equipment to prevent further service revenue loss.

        The Company's systems are interconnected with numerous networks and systems operated by third parties, including landline telecommunications networks, long-distance networks, the networks of other wireless service providers, and networks operated by utilities. The operators of these networks are responsible for addressing the year 2000 issue in their own systems. The ability of the Company's systems to operate, including the ability of the Company to provide wireless service, is dependent upon these third party networks and systems being year 2000 compliant. Of this, there can be no assurance.

        The Company has taken an active role with industry groups to develop procedures to test the interconnection among different wireless networks and between certain wireless networks and landline telecommunications networks. A set of successful tests led by the Cellular Telecommunications Industry Association took place at the end of 1998. Additional testing is being conducted during the first half of 1999.

Costs

        The Company incurred approximately $30 million in incremental consolidated pre-tax expenses through the end of 1998 for the year 2000 program. Prior to 1999, the Company did not comprehensively track non-incremental costs, which consist primarily of time spent on year 2000 efforts by employees not dedicated to the year 2000 project. The Company plans to incur approximately $50 million in total pre-tax expenses in 1999, including incremental and non-incremental costs, for its remediation and testing of its consolidated mission critical systems. The majority of the remaining expenses will be incurred in the first half of 1999. Additionally, the Company will incur capitalized costs that represent ongoing investments in new systems and system upgrades, the timing of which is being accelerated in order to facilitate year 2000 compliance. These capitalized costs are not expected to have a material impact on the Company's financial position or results of operations. The Company's cost estimate assumes that the Company and its third party suppliers have accurately assessed the compliance of the components and systems for which they are responsible and that they will successfully remediate non-compliant components and systems. Because of the complexity of year 2000 remediation, actual costs may vary from this estimate.

        The Company redeployed employees to address the year 2000 issue, resulting in delays of other non-critical IT projects. The costs expected to be incurred in 1999 for these employees are included in the estimated costs. The Company does not expect the delay in these non-critical IT projects to have an adverse effect on its results of operations or financial condition.

Business Continuity Plans

        The Company's business continuity plan is currently under development for year 2000 issues. The first phase is to analyze mission critical business functions, such as billing and customer care systems, and determine the risks of failure based on the number and complexity of the year 2000 modifications to the systems supporting those functions. The second phase is to prepare and implement alternatives for those business functions that are most susceptible to disruption and the final phase will be to test these alternatives. The Company is currently completing phases one and two and will be in a better position to assess the most reasonably likely worst case scenario and the potential cost of the Company's business continuity plan at the end of these phases, targeted for mid-1999. The Company is also developing processes intended to quickly identify the cause of any disruptions to its mission critical systems in the year 2000. There can be no assurance that these plans will successfully avoid service disruption.

Risks

        If the Company or its suppliers are unsuccessful in their efforts to correct the Company's mission critical systems or if third parties with whom the Company's systems interconnect do not correct their systems, the Company may experience significant disruption to its operations. This could include the disruption of the Company's ability to provide wireless service and to correctly bill customers, resulting in potential revenue loss and increased costs. Such an outcome could have a material adverse impact on the Company's financial condition or results of operations.

ITEM 3. PROPERTIES.

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

ITEM 3. LEGAL PROCEEDINGS.

        The Company is a defendant in various antitrust lawsuits filed in both state and federal courts. In 1993, a class action complaint was filed in Orange County Superior Court. The plaintiffs are alleging price fixing in the Los Angeles cellular market. In 1994, a parallel class action complaint, filed in Orange County Superior Court, was stayed pending the resolution of the 1993 case. In 1997, the Court approved a settlement of the 1993 case. Three plaintiffs have filed an appeal challenging the adequacy of the settlement.

        In 1994, two class action complaints also alleging price fixing were filed against the Company, one in San Diego County Superior Court and one in the U.S. District Court. The state case was dismissed. A settlement of the federal court case was approved on November 28, 1998. Also, in 1994, a class action complaint was filed against the Company in San Francisco County Superior Court alleging price fixing. In 1996, an almost identical class action complaint was filed against the Company in Alameda County Superior Court. The two cases were consolidated and the court approved a settlement of the case in 1998. One plaintiff has filed an appeal. The Company believes that the ultimate outcome of these matters, in the aggregate, will not have a material adverse impact on its financial position or results of operations.

        In July 1998, customers filed a complaint in Sacramento County Superior Court against the Company and other cellular and PCS carriers challenging the legality of certain billing practices and claiming that the practices are not adequately disclosed in the California markets. This case was subsequently dismissed with prejudice. The plaintiffs have filed a notice of appeal. In August 1998, a complaint was filed against PrimeCo, an unconsolidated subsidiary of the Company, in the Cook County Chancery Court. Plaintiffs are challenging the legality of certain billing practices and claiming that the practices are not adequately disclosed. The plaintiffs are seeking an unspecified amount of monetary damages and revisions of PrimeCo's billing practices. Also, in August 1998, a second complaint was filed against PrimeCo in the Cook County Chancery Court alleging certain deficiencies in PrimeCo's network performance. The plaintiffs are seeking an unspecified amount of monetary damages. These cases are in the preliminary phase. The Company is not currently able to assess the impact, if any, of these cases on its financial position or results of operations.

        In December 1998, a complaint was filed against the Company and other cellular service providers in the Sacramento County Superior Court on behalf of all individuals subscribing to service in the Sacramento area. Plaintiffs claim that the defendants conspired to fix prices for cellular services. The plaintiffs are seeking injunctive relief and damages in excess of $100 million. This case is in the preliminary phase and the Company is not currently able to assess the impact, if any, of this case on its financial position or results of operations.

        On January 6, 1999, a class action was filed against the Company in the Federal District Court for the Central District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act, 15 U.S.C. 78j and 78t and Rule 10b-5. The action was filed on behalf of individuals who sold AirTouch common stock or call options or purchased put options on January 4, 1999. Plaintiffs claim the Company's press release of January 3, 1999, was false and misleading because it confirmed the Company was in merger discussions with Bell Atlantic but did not disclose that it was in discussions with Vodafone. This case is in the preliminary phase and the Company is not currently able to assess the impact, if any, on its financial position or results of operations.

        Bell Atlantic filed an action against the Company on January 15, 1999, in the Federal District Court for the Northern District of California seeking an injunction to void clauses of the TOMCOM, L.P. and PrimeCo partnership agreements which restrict the partners' ability to compete against the partnerships. The Company has filed a counterclaim against Bell Atlantic for violations of the partnership agreements. The case is in the preliminary phase and the Company is not currently able to assess the impact, if any, on its financial position or results of operations.

        The Company is party to various other legal proceedings in the ordinary course of business. The Company believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") and the Pacific Exchange. Below are the high and low sales prices of the Common Stock as reported on the NYSE for the periods shown.


        1997                                                               High             Low
        -----------------------------------------------------------        ----             ---
        First Quarter                                                      29-1/2           22-7/8
        Second Quarter                                                     29-1/4           22
        Third Quarter                                                      38-1/8           26-15/16
        Fourth Quarter                                                     42               33

        1998                                                               High             Low
        -----------------------------------------------------------        ----             ---
        First Quarter                                                      50-7/8           40-5/16
        Second Quarter                                                     58-15/16         46-1/4
        Third Quarter                                                      65-5/8           51-3/4
        Fourth Quarter                                                     75               42-1/4

        The number of holders of record of the Company's Common Stock as of March 15, 1999 was 496,417.

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

ITEM 6. SELECTED FINANCIAL DATA.

        The information required by this Item is set forth in the Company's 1998 Annual Report to Stockholders under "Selected Financial Data," which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information required by this Item is set forth in the Company's 1998 Annual Report to Stockholders under "Management's Discussion and Analysis," which portions are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required by this Item is set forth in the Company's 1998 Annual Report to Stockholders under "Management's Discussion and Analysis - Market Risk," which portions are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The audited financial statements for the year ended December 31, 1998, as required by this Item, are set forth in the Company's 1998 Annual Report to Stockholders which portions are incorporated herein by reference in Part IV of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        No disagreements with accountants on any accounting or financial disclosure occurred during the Company's two most recent fiscal years or any subsequent interim period.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item will be incorporated by reference to the Company's Proxy Statement for 1999 or will be set forth in an amendment to this Form 10-K as permitted by General Instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this Item will be incorporated by reference to the Company's Proxy Statement for 1999 or will be set forth in an amendment to this Form 10-K as permitted by General Instruction G(3) to Form 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item will be incorporated by reference to the Company's Proxy Statement for 1999 or will be set forth in an amendment to this Form 10-K as permitted by General Instruction G(3) to Form 10-K

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item will be incorporated by reference to the Company's Proxy Statement for 1999 or will be set forth in an amendment to this Form 10-K as permitted by General Instruction G(3) to Form 10-K

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:
     1.  Financial Statements:

         AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                  The audited financial statements for the year ended December 31, 1998, as required by this Item, are set forth in the Company's 1998 Annual Report to Stockholders, which portions are incorporated herein by reference.

         CMT PARTNERS

                  The financial statements required by this Item are incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1997, pages S-2 to S-14, File No. 1-12342.

         MANNESMANN MOBILFUNK GMBH

                  Independent Auditors' Report
                  Balance Sheets - December 31, 1998 and 1997
                  Statements of Income - Years ended December 31, 1998, 1997 and
                    1996
                  Statements of Capital Subscribers' Equity - Years ended December 31, 1998, 1997 and 1996 Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996 Notes to Financial Statements


     2.  Financial Statement Schedules:

         AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Report of Independent Accounts (PricewaterhouseCoopers LLP)
                  Schedule II -- Valuation and Qualifying Accounts and Reserves

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

     3.  Exhibits.

         Exhibits identified in parentheses below, on file with the Commission, are incorporated by reference as exhibits hereto.

         EXHIBIT
         NUMBER       DESCRIPTION
         -------      -----------


         2.1 Agreement and Plan of Merger among US WEST Media Group, Inc., US WEST NewVector Group, Inc. and the Company dated as of January 29, 1998 (Exhibit 2.1 to the Company's Current Report on Form 8-K - Date of Report: January 29, 1998, File No. 1-12342)
         2.2 Agreement and Plan of Merger among Vodafone Group Plc, AirTouch Communications, Inc. and Apollo Merger Sub, Inc. dated as of January 15, 1999 (Exhibit 2.1 to the Company's Current Report on Form 8-K - Date of Report: January 19, 1999, File No. 1-12342)
         3.1 Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on September 19, 1994 (Exhibit 3.1 to the Company's Current Report on Form 8-K Date of Report: December 15, 1994, File No. 1-12342)
         3.2 Designation, Preferences and Rights of Series A Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on December 15, 1994 (Exhibit
                  3.2 to the Company's Form 8-B, File No. 1-12342, filed January 27, 1995)
         3.3 Amended By-laws of the Company as of June 13, 1996 (Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-12342)
         3.4 Certificate of Designation, Preferences and Rights of Class B Preferred Stock, Series 1996 (Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12342)
         3.5 Certificate of Designation, Preferences and Rights of Class C Preferred Stock, Series 1996 (Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12342)
         3.6 Certificate of Designation, Preferences and Rights of Class D Preferred Stock, Series 1998 (Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, File No. 1-12342)
         3.7 Certificate of Designation, Preferences and Rights of Class E Preferred Stock, Series 1998 (Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, File No. 1-12342)
         4.1 Form of Common Stock certificate (Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12342)
         4.2 Rights Agreement between the Company and The Bank of New York, Rights Agent, dated as of September 19, 1994 (Exhibit 4 to the Company's Current Report on Form 8-K - Date of Report:
                  December 15, 1994, File No. 1-12342)
         4.3 Amendment No. 1 to Rights Agreement between the Company and The Bank of New York, Rights Agent, dated as of January 29, 1998 (Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12342)
         4.4 Indenture dated as of July 16, 1996 between the Company and The First National Bank of Chicago, as trustee (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-12342)
         4.5 First Supplemental Indenture dated as of July 16, 1996 between the Company and The First National Bank of Chicago, as trustee (Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Report: July 3, 1996, File No. 1-12342)
         4.6 Second Supplemental Indenture dated as of July 16, 1996 between the Company and The First National Bank of Chicago, as trustee (Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Report: July 11, 1996, File No. 1-12342)
         4.7 Third Supplemental Indenture dated as of October 7, 1996 between the Company and The First

                  National Bank of Chicago, as trustee (Exhibit 4.1 to the Company's Current Report on Form 8-K: Date of Report: October 2, 1996, File No. 1-12342)
         10.1 Agreement of Limited Partnership dated as of October 20, 1994 between CELLCO Partnership and WMC Partners, L.P. (Exhibit
                  10.1 to the Company's Current Report on Form 8-K - Date of
                  Report:
                  October 20, 1994, File No. 1-12342)
         10.2 Agreement of Limited Partnership dated as of October 20, 1994 of PrimeCo, L.P. (Exhibit 10.2 to the Company's Current Report on Form 8-K - Date of Report: October 20, 1994, File No. 1-12342)
         10.3 Standstill Agreement dated as of October 20, 1994 between AirTouch Communications, Inc. and Bell Atlantic Corporation (Exhibit 10.3 to the Company's Current Report on Form 8-K - Date of Report: October 20, 1994, File No. 1-12342)
         10.4 Standstill Agreement dated as of October 20, 1994 between AirTouch Communications and CELLCO Partnership (Exhibit 10.5 to the Company's Current Report on Form 8-K - Date of Report:
                  October 20, 1994, File No. 1-12342)
         10.5 Credit Agreement between the Company, Bank of America National Trust and Savings Association and The Other Financial Institutions Party Thereto dated July 20, 1995 (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, File No. 1-12342)
         10.6 Amended and Restated Partnership Agreement dated as of September 1, 1993 by and between Members of the PacTel Group and Members of the McCaw Group (Exhibit 28(a) to McCaw Cellular Communications, Inc. Current Report on Form 8-K for the period ended October 1, 1991, File No.
                  0-16051)
         10.7 Representative Employment Agreement for Messrs. Sarin, Gyani, Jones and Farrill and Mrs. Gill (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, File No. 1-12342)

         10.8 Representative Employment Agreement for other officers of the Company (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, File No. 1-12342)
         10.9 Form of Indemnity Agreement between the Company and each of its directors and certain officers (Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-12342)
         10.10 Trust Agreementfor AirTouch Communications, Inc. Executive Benefits (Second Amendment and Restatement Effective as of October 31, 1994)
         10.11    AirTouch Communications Deferred Compensation Plan (Exhibit
                  10.26 to the Company's Form 10-K for the year ended December 31, 1994, File No. 1-12342)
         10.12 AirTouch Communications Deferred Compensation Plan for Nonemployee Directors (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, File No.
                  1-12342)
         10.13 Trust Agreement for AirTouch Communications Deferred Compensation Plan (Amended and Restated Effective as of December 1, 1994)
         10.14 AirTouch Communications Supplemental Executive Pension Plan - Second Amendment and Restatement Effective as of April 1, 1994 (Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12342)
         10.15 Amendment No. 1 to the AirTouch Communications, Inc. Supplemental Executive Pension Plan Second Amendment and Restatement Effective as of April 1, 1994 (Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, File No. 1-12342)
         10.16 AirTouch Communications Executive Life Insurance Plan 10 (Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, File No. 1-12342)
         10.17 AirTouch Communications Executive Long-Term Disability Plan (Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, File No. 1-12342)
         10.18 AirTouch Communications Estate Deferral Program (Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, File No. 1-12342)
         10.19 AirTouch Communications Incentive Plan (Amended and Restated Effective as of January 1, 1998)

         10.20    Description of the Company's Business Travel Accident
                  Insurance for Non-Employee Directors (Exhibit 10.31 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1994, File No. 1-12342)
         10.21    AirTouch Communications, Inc. 1993 Long-Term Stock Incentive
                  Plan - Amendment and Restatement Effective as of December 12,
                  1996 (Exhibit 10.1 to the Company's Quarterly Report on Form
                  10-Q for the period ended June 30, 1997, File No. 1-12342)
         10.22    Description of the Executive Financial Counseling Program
                  (Exhibit 10.34 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1995, File No. 1-12342)
         10.23    Consulting Agreement with Executive Officer (Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996, File No. 1-12342)
         10.24    Employment Agreement between the Company and Mr. Ginn (Exhibit
                  10.3 to the Company's Quarterly Report on Form 10-Q for the
                  period ended September 30, 1998, File No. 1-12342)
         10.25    Amended and Restated Investment Agreement dated April 6, 1998 between the Company and U S WEST, Inc. (Exhibit 10.1 to the
                  Company's Quarterly Report on Form 10-Q for the period ended
                  June 30, 1998, File No. 1-12342)
         13       1998 Annual Report to Stockholders - Financial Section
         21       Subsidiaries of the Registrant
         23.1     Consent of PricewaterhouseCoopers LLP
         23.2     Consent of KPMG Deutsche Treuhand-Gesellschaft (Mannesmann
                  Mobilfunk GmbH)
         23.3     Consent of Arthur Andersen LLP (Kansas Combined Cellular)
         24       Power of Attorney
         27       Financial Data Schedule

(b) Reports on Form 8-K:

     None.

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

     Date:  March 29, 1999

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

SIGNATURES                    TITLE
----------                    -----

Sam Ginn *                  Chairman of the Board and Chief Executive Officer
                            (Principal Executive Officer)

Mohan S. Gyani *            Executive Vice President and Chief
                            Financial Officer
                            (Principal Financial and Accounting Officer)

Arun Sarin *                President and Chief Operating Officer and Director

C. Lee Cox *                Director

Carol Bartz *               Director

Michael D. Boskin*          Director

Paul Hazen *                Director

Donald G. Fisher *          Director

Arthur Rock  *              Director

Charles R. Schwab *         Director

George P. Shultz *          Director

Chang Lin Tien *            Director

* By:  /s/  MOHAN S. GYANI
     --------------------------------
       Mohan S. Gyani, Attorney-in-fact
       Executive Vice President and Chief Financial Officer

       Date:  March 29, 1999

                           MANNESMANN MOBILFUNK GMBH

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  S-2
Balance Sheets as of December 31, 1998 and 1997.............  S-3
Statements of Income for the Years ended December 31, 1998,
  1997 and 1996.............................................  S-4
Statements of Capital Subscribers' Equity and Comprehensive
  Income for the Years ended December 31, 1998, 1997 and
  1996......................................................  S-5
Statements of Cash Flows for the Years ended December 31,
  1998, 1997 and 1996.......................................  S-6
Notes to Financial Statements...............................  S-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Capital Subscribers
Mannesmann Mobilfunk GmbH

We have audited the accompanying balance sheets of Mannesmann Mobilfunk GmbH as of December 31, 1998 and 1997, and the related statements of income, capital subscribers' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mannesmann Mobilfunk GmbH at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

Dusseldorf, Germany,
February 16, 1999

KPMG Deutsche Treuhand-Gesellschaft
Aktiengesellschaft
Wirtschaftsprufungsgesellschaft

Scheffler                                 Haas
Wirtschaftsprufer                         Wirtschaftsprufer

                           MANNESMANN MOBILFUNK GMBH

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                     ASSETS

                                                             1998           1998          1997
                                                         ------------    ----------    ----------
                                                         U.S. DOLLARS     DEUTSCH-      DEUTSCH-
                                                           (NOTE 1)        MARKS         MARKS
Current assets:
  Cash and cash equivalents (note 2)...................       10,977         18,254        11,948
  Accounts receivable, less allowance for doubtful
     accounts of DM 102,398 in 1998 and DM 73,942 in
     1997..............................................      584,984        972,829       781,018
  Due from affiliated companies (note 3)...............      147,034        244,518        24,104
  Inventories of products, parts and related supplies
     (note 4)..........................................       42,266         70,288        70,713
  Prepaid expenses.....................................       12,675         21,078        28,643
  Other current assets.................................       16,194         26,931        19,947
                                                          ----------     ----------    ----------
          Total current assets.........................      814,130      1,353,898       936,373
                                                          ----------     ----------    ----------
Property, plant and equipment:
  Telecommunications equipment.........................    3,031,867      5,041,995     4,234,522
  Equipment in course of construction..................       71,112        118,259        89,539
  Other equipment......................................      153,172        254,726       192,656
                                                          ----------     ----------    ----------
                                                           3,256,151      5,414,980     4,516,717
  Less accumulated depreciation........................   (1,322,285)    (2,198,960)   (1,615,972)
                                                          ----------     ----------    ----------
Net property, plant, and equipment.....................    1,933,866      3,216,020     2,900,745
Other assets, at cost, less accumulated amortization of
  DM 30,966 in 1998 and DM 59,195 in 1997..............       14,826         24,655        40,671
                                                          ----------     ----------    ----------
                                                           2,762,822      4,594,573     3,877,789
                                                          ==========     ==========    ==========

                           LIABILITIES AND CAPITAL SUBSCRIBERS' EQUITY
Current liabilities:
  Accounts payable.....................................      533,808        887,723       615,126
  Income taxes payable.................................      179,763        298,946       227,044
  Accrued expenses.....................................      125,492        208,693       169,773
  Due to affiliated companies (note 3).................        3,499          5,819        96,642
                                                          ----------     ----------    ----------
          Total current liabilities....................      842,562      1,401,181     1,108,585
Pension liabilities (note 6)...........................       11,729         19,506        13,995
Other non-current liabilities (note 7).................       50,330         83,698        54,625
Deferred income taxes (note 8).........................      426,884        709,908       577,492
                                                          ----------     ----------    ----------
          Total liabilities............................    1,331,505      2,214,293     1,754,697
                                                          ----------     ----------    ----------
Commitments (note 9)
Capital subscribers' equity:
  Subscribed capital (note 10).........................      243,536        405,000       405,000
  Additional capital...................................      730,607      1,215,000     1,215,000
  Retained earnings (note 11)..........................      457,562        760,925       503,092
  Accumulated other comprehensive income...............         (388)          (645)           --
                                                          ----------     ----------    ----------
          Total capital subscribers' equity............    1,431,317      2,380,280     2,123,092
                                                          ----------     ----------    ----------
                                                           2,762,822      4,594,573     3,877,789
                                                          ==========     ==========    ==========

                See accompanying notes to financial statements.

                           MANNESMANN MOBILFUNK GMBH

                              STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                 1998           1998          1997         1996
                                             ------------    ----------    ----------    ---------
                                             U.S. DOLLARS     DEUTSCH-      DEUTSCH-     DEUTSCH-
                                               (NOTE 1)        MARKS         MARKS         MARKS
Net revenues...............................   4,387,900       7,297,077     5,587,918    4,208,796
                                              ---------      ----------    ----------    ---------
Operating costs and expenses:
  Cost of services and products, including
     DM 24,811, DM 2,791 and DM 3,508 with
     related parties in 1998, 1997 and 1996
     respectively (note 3).................   1,389,216       2,310,266     1,666,037    1,231,311
  Selling, general and administrative
     expenses, including DM 45,518, DM
     57,488 and DM 95,305 with related
     parties in 1998, 1997 and 1996
     respectively (note 3).................     924,868       1,538,055     1,302,821    1,277,337
Depreciation and amortization..............     379,976         631,900       479,941      390,775
                                              ---------      ----------    ----------    ---------
  Operating income.........................   1,693,840       2,816,856     2,139,119    1,309,373
Other income (expense):
  Interest income, including DM 17,211, DM
     7,078 and DM -- with related parties
     in 1998, 1997 and 1996 respectively---      14,065          23,390        15,609        4,059
  Interest expense, including DM 1,112, DM
     1,216 and DM 2,510 with related
     parties in 1998, 1997 and 1996
     respectively..........................      (1,600)         (2,661)       (5,159)      (5,335)
  Other, net...............................      21,506          35,765        23,983       21,253
                                              ---------      ----------    ----------    ---------
                                                 33,971          56,494        34,433       19,977
                                              ---------      ----------    ----------    ---------
  Income before income taxes...............   1,727,811       2,873,350     2,173,552    1,329,350
Income taxes (note 8)......................    (821,116)     (1,365,517)   (1,012,840)    (691,316)
                                              ---------      ----------    ----------    ---------
  Net income...............................     906,695       1,507,833     1,160,712      638,034
                                              =========      ==========    ==========    =========

                See accompanying notes to financial statements.

                           MANNESMANN MOBILFUNK GMBH

       STATEMENTS OF CAPITAL SUBSCRIBERS' EQUITY AND COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                      ACCUMULATED
                                                                         OTHER                      CAPITAL
                                           SUBSCRIBED   ADDITIONAL   COMPREHENSIVE    RETAINED    SUBSCRIBERS'
                                            CAPITAL      CAPITAL        INCOME        EARNINGS       EQUITY
                                           ----------   ----------   -------------   ----------   ------------
Balances at December 31, 1995........   DM  405,000     1,215,000          --            80,535     1,700,535
Comprehensive income
  Net income.........................            --            --          --           638,034       638,034
                                            -------     ---------        ----        ----------    ----------
Balances at December 31, 1996........       405,000     1,215,000          --           718,569     2,338,569
Comprehensive income
  Net income.........................            --            --          --         1,160,712     1,160,712
Dividends declared...................            --            --          --        (1,376,189)   (1,376,189)
                                            -------     ---------        ----        ----------    ----------
Balances at December 31, 1997........       405,000     1,215,000          --           503,092     2,123,092
Comprehensive income
  Net income.........................            --            --          --         1,507,833     1,507,833
  Minimum pension liability
     adjustment, net of tax of
     DM 852..........................            --            --        (645)               --          (645)
                                                                                                   ----------
          Total comprehensive
            income...................                                                               1,507,188
                                                                                                   ----------
Dividends declared...................            --            --          --        (1,250,000)   (1,250,000)
                                            -------     ---------        ----        ----------    ----------
Balances at December 31, 1998........   DM  405,000     1,215,000        (645)          760,925     2,380,280
                                            =======     =========        ====        ==========    ==========
Balances at December 31, 1998 (note      $
  1).................................       243,536       730,607        (388)          457,562     1,431,317
                                            =======     =========        ====        ==========    ==========

                See accompanying notes to financial statements.

                           MANNESMANN MOBILFUNK GMBH

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                       1998          1998         1997        1996
                                                   ------------   ----------   ----------   ---------
                                                   U.S. DOLLARS    DEUTSCH-     DEUTSCH-    DEUTSCH-
                                                     (NOTE 1)       MARKS        MARKS        MARKS
Net cash provided by operating activities (note
  15)............................................   1,327,679      2,207,930    2,353,574   1,104,778
                                                    ---------     ----------   ----------   ---------
Cash flows from investing activities:
  Proceeds from sale of equipment and other
     assets......................................       9,375         15,590        8,023       5,207
  Capital expenditures, including interest
     capitalized.................................    (581,646)      (967,277)    (885,273)   (779,808)
  (Increase) decrease in employee loans..........          38             63          (28)       (195)
                                                    ---------     ----------   ----------   ---------
Net cash used in investing activities............    (572,233)      (951,624)    (877,278)   (774,796)
                                                    ---------     ----------   ----------   ---------
Cash flows from financing activities:
  Increase (decrease) in due to affiliated
     company.....................................          --             --     (101,165)   (235,483)
  Increase (decrease) in due to banks............          --             --      (45,000)    (90,500)
  Dividends paid.................................    (751,654)    (1,250,000)  (1,376,189)         --
                                                    ---------     ----------   ----------   ---------
Net cash used for financing activities...........    (751,654)    (1,250,000)  (1,522,354)   (325,983)
                                                    ---------     ----------   ----------   ---------
Net increase (decrease) in cash and cash
  equivalents....................................       3,792          6,306      (46,058)      3,999
Cash and cash equivalents at beginning of year...       7,185         11,948       58,006      54,007
                                                    ---------     ----------   ----------   ---------
Cash and cash equivalents at end of year.........      10,977         18,254       11,948      58,006
                                                    =========     ==========   ==========   =========

                See accompanying notes to financial statements.

                           MANNESMANN MOBILFUNK GMBH

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                   (ALL AMOUNTS IN THOUSANDS OF DEUTSCHMARKS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) DESCRIPTION OF BUSINESS

     Mannesmann Mobilfunk GmbH was incorporated on September 11, 1989. At December 31, 1998 Mannesmann AG, held a controlling interest of 65.23%, and AirTouch (Europe) B.V. & Co. Dienstleistungs-und Beteiligungs-KG held an interest of 34.77%.

     The Company's primary business is the construction, manufacture and operation of a private mobile cellular network ("D2") within Germany. It is conducted under a license agreement with the Federal Postal and Telecommunications Ministry expiring at the end of 2009.

     Commercial activities commenced in mid 1992 and by the end of 1998 the Company had about 5,900,000 subscribers.

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

(e) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is calculated on both the straight-line and declining balance methods over the estimated useful lives of the assets as follows :

                                                         YEARS     PERCENTAGE          METHOD
                                                         -----     ----------          ------
Telecommunications equipment:
  D2 infrastructure center.............................      10         10%      straight-line
  Switching locations..................................      15       6.67%      straight-line
  Base station equipment
     -- poles..........................................      10         30%      declining balance
     -- components.....................................      20          5%      straight-line
  Transmission and message switching technology........      10         10%      straight-line
Other equipment:
  Data processing equipment............................   3 - 4      33.33%      straight-line
                                                                        30%      declining balance
  Office equipment.....................................      10         30%      declining balance
  Measuring instruments................................       5         30%      declining balance
  Vehicles.............................................       5         30%      declining balance

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

(h) PENSION PLANS

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits. SFAS No. 132 revises employer's disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans.

     The Company has defined benefit plans limited to its management group. The benefits are based on years of service and recent compensation. The accumulated benefit obligation is determined based on annual actuarial calculations and recorded as a liability in the balance sheet with a corresponding charge to income. The liability is not funded but represented by the Company's assets.

(i) COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and a minimum pension liability adjustment and is presented in the statements of capital subscribers' equity and comprehensive income. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

(j) DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to manage its foreign exchange risk for firm commitments. They are not used for trading but are strictly for hedging purposes.

(k) USE OF ESTIMATES

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

(L) FINANCIAL STATEMENT TRANSLATION

     The financial statements are expressed in Deutschmarks and, solely for the convenience of the reader, have been translated into United States dollars at the rate of DM 1.6630 to U.S. $1, the closing rate quotation on December 31, 1998.

(2) CASH AND CASH EQUIVALENTS

     This caption includes cash equivalents representing time deposits for amounts maturing within periods of between one day and three months.

(3) RELATED PARTY TRANSACTIONS

     The Company has significant business transactions with its capital subscribers, Mannesmann AG and AirTouch (Europe) B.V. & Co. Dienstleistungs- und Beteiligungs-KG and their respective group companies. Such transactions are normally concluded within a range of terms similar to those made with non-related parties.

     The significant balances and transactions with these related parties are shown separately in the balance sheets and statements of income. In addition, purchases of property, plant and equipment from related parties during the years stated are shown below:

                                                               1998     1997    1996
                                                               -----   ------   -----
Purchases included under property plant and
  equipment......................................        DM    8,130   10,828   3,802
                                                               =====   ======   =====

(4) INVENTORIES

     This caption includes stocks of products, parts and related supplies. The balances at December 31, 1998 and 1997 are as follows:

                                                                     1998     1997
                                                                    ------   ------
Mobile telephones................................             DM    59,303   52,096
Subscriber identification module cards...........                       --   10,103
Spare parts......................................                    9,251    7,691
Other trade goods................................                    1,734      823
                                                                    ------   ------
                                                              DM    70,288   70,713
                                                                    ======   ======

(5) INTEREST COST

     The Company capitalizes interest related to the continuing expansion of the infrastructure for its private mobile cellular network. The following is a summary of interest cost incurred during 1998, 1997 and 1996:

                                                               1998     1997     1996
                                                               -----    -----    -----
Interest cost capitalized........................         DM      --    1,752    3,336
Interest cost charged to income..................              2,661    5,159    5,335
                                                               -----    -----    -----
Total interest cost incurred.....................         DM   2,661    6,911    8,671
                                                               =====    =====    =====

     Interest capitalized has been included in the telecommunications equipment component of property, plant and equipment.

(6) PENSION PLANS

     The Company has a defined benefit pension plan covering all of its 76 current and former member management group (1997 -- 74 members and 1996 -- 75 members).

     Of the remaining employees, at the end of 1998 7,174 (1997 -- 5,693), 2,839 (1997 - 2,839) are covered by a defined contribution plan funded externally with an insurance company, and 4,335 (1997 -- 2,854) are not presently covered by such plans. All personnel are covered by a German state pension scheme under a defined contribution plan funded equally by the employer and the employee.

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

     For the years ending December 31, 1998 and 1997, such valuations were made on the basis of accounting principles generally accepted in the United States. Up to and including December 31, 1996, they were made on the basis of German tax and commercial rules, because the Company considered, given the small number of employees covered together with the short periods of prior service, that the differences in the bases would not be material in terms of potential adjustments or disclosures.

     The following table sets forth the changes in benefit obligation and funded status of the defined benefit plan, for which there are no plan assets at fair value as such, because they are deemed to be represented by the Company's assets in general:

                                                                     PENSION BENEFITS
                                                                    ------------------
                                                                     1998       1997
                                                                    -------    -------
Benefit obligation at beginning of year.....................   DM    12,696     11,298
Service cost................................................            909        926
Interest cost...............................................            824        733
Transfers-in, -out, net.....................................             (3)      (284)
Actuarial loss..............................................          3,540         65
Benefits paid...............................................            (88)       (42)
                                                                    -------    -------
Benefit obligation at end of year...........................         17,878     12,696
                                                                    -------    -------
Fair value of plan assets...................................             --         --
                                                                    -------    -------
Funded status...............................................        (17,878)   (12,696)
Unrecognized actuarial loss.................................          3,605         65
                                                                    -------    -------
Net amount recognized.......................................   DM   (14,273)   (12,631)
                                                                    =======    =======
Amounts recognized in the balance sheets consist of
  Accrued benefit liability.................................        (15,770)   (12,631)
  Accumulated other comprehensive income....................          1,497         --
                                                                    -------    -------
Net amount recognized.......................................   DM   (14,273)   (12,631)
                                                                    =======    =======
Weighted-average assumptions at end of year
Discount rate...............................................            6.5%       6.5%
Expected return on plan assets..............................             --         --
Rate of compensation increase...............................            2.5%       2.5%
Rate of benefits increase...................................            1.5%       1.5%

     The pension liabilities for the deferred compensation plan and death in service are similarly unfunded.

     The combined accrued liabilities for all plans per the balance sheets at December 31, 1998 and 1997 are as follows:

                                                                     1998      1997
                                                                    ------    ------
Defined benefit plan, as above..............................   DM   15,770    12,631
Deferred compensation plan..................................         2,596       572
Death in service plan.......................................           977       792
Other pension related insurance costs.......................           163        --
                                                                    ------    ------
                                                               DM   19,506    13,995
                                                                    ======    ======

     The net periodic benefit cost recognized for the deferred benefit plan for the years ended December 31, 1998, 1997 and, based on a German basis of accounting, 1996, is as follows:

                                                                     1998     1997     1996
                                                                     -----    -----    -----
Components of net periodic benefit cost
  Service cost..............................................   DM      909      926    1,181
  Interest cost.............................................           824      733      507
  Adjustment to recognize the cumulative effect of restating the pension liability from the German to the United
     States basis of accounting at the beginning of 1997....            --    1,938       --
                                                                     -----    -----    -----
                                                               DM    1,733    3,597    1,688
                                                                     =====    =====    =====

     The combined pension cost for all plans charged to income for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                    1998     1997     1996
                                                                    -----    -----    -----
Defined benefit plan, as above..............................   DM   1,733    3,597    1,688
Defined contribution plan...................................        2,711    2,195    1,323
Deferred compensation plan..................................        2,078      579       --
Death in service plan.......................................          185      166      196
Other pension related insurance costs.......................          163       --       --
                                                                    -----    -----    -----
                                                               DM   6,870    6,537    3,207
                                                                    =====    =====    =====

(7) OTHER NON-CURRENT LIABILITIES

     This represents a provision for site restoration costs expected to be incurred upon expiration of the respective leases.

(8) INCOME TAXES

     Total income taxes for the years ended December 31, 1998, 1997 and 1996 of DM 1,365,517, DM 1,012,840 and DM 691,316 respectively were allocated entirely to income from continuing operations.

     Income tax expense attributable to income for the years ended December 31, 1998, 1997 and 1996 consists of various types of taxes as follows:

                                                              CURRENT     DEFERRED      TOTAL
                                                             ---------    --------    ---------
Year ended December 31, 1998
  German trade tax..................................   DM      474,600     42,136       516,736
  German corporate tax..............................           718,152     86,379       804,531
  German solidarity surcharge tax...................            39,498      4,752        44,250
                                                             ---------    -------     ---------
                                                       DM    1,232,250    133,267     1,365,517
                                                             =========    =======     =========
Year ended December 31, 1997
  German trade tax..................................           350,700     37,952       388,652
  German corporate tax..............................           504,282     77,804       582,086
  German solidarity surcharge tax...................            37,821      4,281        42,102
                                                             ---------    -------     ---------
                                                       DM      892,803    120,037     1,012,840
                                                             =========    =======     =========
Year ended December 31, 1996
  German trade tax..................................   DM      139,500    107,210       246,710
  German corporate tax..............................           189,221    224,354       413,575
  German solidarity surcharge tax...................            14,192     16,839        31,031
                                                             ---------    -------     ---------
                                                       DM      342,913    348,403       691,316
                                                             =========    =======     =========

     Income tax expense attributable to income was DM 1,365,517, DM 1,012,840 and DM 691,316 for the years ended December 31, 1998, 1997 and 1996, respectively, and differed from the amount computed by applying the above combined German income tax rate of 56.93% for 1998, 57.67% for 1997 and 57.52% for 1996 to pretax income as a result of the following:

                                                               1998         1997        1996
                                                             ---------    ---------    -------
Computed "expected" tax expense.....................   DM    1,635,798    1,253,487    764,642
Adjustment to reflect net effect of lower German
  corporate tax rate and solidarity surcharge
  applicable to the declared and proposed dividend
  distribution......................................          (316,500)    (230,357)   (86,658)
Adjustment to deferred tax liability for the enacted
  reduction in the solidarity surcharge tax rate and
  the higher average trade tax rate.................                --       (4,692)        --
Adjustments to reflect expected additional tax
  risks.............................................            49,015           --         --
Adjustments to German book basis income for net
  effect of permanent differences attributable to
  certain non taxable income and non deductible
  expense in computing the German fiscal basis
  income............................................            (2,796)      (5,598)    13,332
                                                             ---------    ---------    -------
                                                       DM    1,365,517    1,012,840    691,316
                                                             =========    =========    =======

     The significant components of the income tax expense attributable to the income for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                               1998         1997        1996
                                                             ---------    ---------    -------
Current German fiscal basis tax expense.............   DM    1,232,250      892,803    342,913
Deferred tax expense attributable to the realization
  of the benefit of net operating loss
  carryforwards.....................................                --           --    152,391
Tax effect of the temporary differences between the
  financial statement carrying amounts of existing
  assets and liabilities and their respective tax
  bases.............................................           133,267      120,037    196,012
                                                             ---------    ---------    -------
Net tax expense.....................................   DM    1,365,517    1,012,840    691,316
                                                             =========    =========    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                      1998       1997
                                                                     -------    -------
Deferred tax liabilities:
  Property, plant and equipment due to differences in
     capitalization and related depreciation................   DM    710,277    578,595
  Pension liabilities due to adoption of United States basis
     of accounting..........................................            (369)    (1,103)
                                                                     -------    -------
          Total deferred tax liabilities....................   DM    709,908    577,492
                                                                     =======    =======

(9) LEASE COMMITMENTS

     The Company is obligated under various noncancelable operating leases, primarily of a long-term nature, for the main administrative building, base stations and sales offices. The rental expense charged to income during 1998, 1997 and 1996 was DM 171,372, DM 128,793 and DM 88,059, respectively.

     Future minimum lease payments under noncancelable leases (with initial or remaining lease terms in excess of one year) are:

Year ending December 31:
  1999..............................................   DM     74,707
  2000..............................................          68,186
  2001..............................................          60,384
  2002..............................................          57,937
  2003..............................................          39,300
  2004 and beyond...................................          82,519
                                                             -------
          Total minimum lease payments..............   DM    383,033
                                                             =======

(10) SUBSCRIBED CAPITAL

     Subscribed capital is represented by whole sum subscription amounts on a proportional basis to the investing parties. The respective amounts of proportional subscriptions directly reflect the percentage of respective ownership and related voting and dividend rights.

(11) RESTRICTIONS ON RETAINED EARNINGS

     The payment of dividends from retained earnings is restricted to the extent of available retained earnings per the German books of account. At December 31, 1998 there are retained earnings of DM 169,492 per the German books of account, after payment of dividends during the year aggregating DM 1,250,000.

(12) DERIVATIVE FINANCIAL INSTRUMENTS

     At December 31, 1998, the Company was a party to several foreign currency forward contracts with due dates ranging from January 15, 1999 to May 15, 2001. The contracts entitle the Company to receive from Mannesmann AG a total of USD 56,999 in exchange for a total of DM 91,397.

     No other derivative financial instruments are used by the Company.

     At December 31, 1997, the Company had no derivative financial instruments.

     The fair value of the foreign currency forward contracts, based on forward rates at December 31, 1998 in relation to the various due dates, was an unrealized gain of DM 2,718.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of all the Company's financial instruments recorded on the balance sheet at December 31, 1998 and 1997 approximate the carrying amounts because of the short-term maturity of these instruments.

(14) ADVERTISING COSTS

     The advertising costs directly charged to income during 1998, 1997 and 1996 were DM 93,353, DM 71,448 and DM 65,824 respectively.

(15) RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

     The reconciliation of net income to net cash provided by operating activities for the years ended December 31, 1998, 1997 and 1996 follows:

                                                         1998         1998        1997        1996
                                                     U.S. DOLLARS   DEUTSCH-    DEUTSCH-    DEUTSCH-
                                                       (NOTE 1)       MARKS       MARKS       MARKS
                                                     ------------   ---------   ---------   ---------
Cash flows from operating activities:
  Net income.......................................     906,695     1,507,833   1,160,712     638,034
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Deferred income taxes.......................      80,137       133,267     120,037     348,403
       Depreciation and amortization...............     379,976       631,900     479,941     390,775
       Allowance for doubtful accounts.............      17,111        28,456      21,520      24,762
       Loss on sale of equipment...................      12,307        20,466       3,475       3,290
       Provision for pension costs.................       2,501         4,159       4,345       1,885
       Provision for other costs...................      17,482        29,073      16,225      26,855
       Changes in operating assets and liabilities:
          Accounts receivable......................    (132,452)     (220,267)   (163,210)   (249,804)
          Due from affiliated companies............    (132,540)     (220,414)    195,300    (212,671)
          Inventories..............................         256           425     (30,874)     (3,404)
          Prepaid expenses.........................       4,549         7,565      (2,594)     (4,304)
          Other current assets.....................      (4,200)       (6,984)     10,110     (20,122)
          Accounts payable.........................     163,919       272,597     203,779      64,553
          Income taxes payable.....................      43,236        71,902     189,562      37,482
          Accrued expenses.........................      23,403        38,920      54,614      59,509
          Due to affiliated companies..............     (54,614)      (90,823)     90,835         385
          Pension liabilities......................         (87)         (145)       (203)       (850)
                                                      ---------     ---------   ---------   ---------
Net cash provided by operating activities..........   1,327,679     2,207,930   2,353,574   1,104,778
                                                      =========     =========   =========   =========

     The Company paid DM 2,622, DM 2,161 and DM 4,836 for interest (net of amounts capitalized) and DM 1,175,920, DM 703,241 and DM 305,431 for income taxes in 1998, 1997 and 1996 respectively.

     The above provision for pension costs excludes the additional minimum liability of DM 1,497 and the amount for deferred income taxes excludes the related tax effect of DM 852, recognized on a net-basis as DM 645 directly in equity as other comprehensive income.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of AirTouch Communications, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 1, 1999, appearing on page 35 of the 1998 Annual Report to Stockholders of AirTouch Communications, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 1, 1999

                 AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN MILLIONS)

             COLUMN A                COLUMN B         COLUMN C             COLUMN D     COLUMN E
-----------------------------------  ---------   -------------------      ----------   -----------
                                      BALANCE    CHARGED    CHARGED                      BALANCE
                                        AT         TO       TO OTHER                       AT
            DESCRIPTION              JANUARY 1   EXPENSE    ACCOUNTS      DEDUCTIONS   DECEMBER 31
-----------------------------------  ---------   -------    --------      ----------   -----------
Year ended December 31, 1998:
  Allowance for doubtful
     accounts......................     $44       $ 93        $33(a)         $105(b)       $65
  Deferred tax valuation
     allowance.....................     $ 7                                  $  4(c)       $ 3
  Other loss reserves and
     allowances....................     $20       $ 12        $ 5(a)         $ 16          $21
Year ended December 31, 1997:
  Allowance for doubtful
     accounts......................     $61       $114        $(5)(d)        $126(b)       $44
  Deferred tax valuation
     allowance.....................     $ 2       $  5                                     $ 7
  Other loss reserves and
     allowances....................     $21       $ 28                       $ 29          $20
Year ended December 31, 1996:
  Allowance for doubtful
     accounts......................     $21       $ 62        $37(a)         $ 59(b)       $61
  Deferred tax valuation
     allowance.....................     $26       $  6                       $ 30(c)       $ 2
  Other loss reserves and
     allowances....................     $40       $ 18        $ 2(a)         $ 39          $21

---------------
(a) Amounts reflect allowances acquired through acquisitions, net of disposition.

(b) Amounts reflect items written-off, net of recoveries.

(c) Amounts reflect realization of tax benefit.

(d) Represent foreign currency exchange gains or (losses) recorded in the "Cumulative translation adjustment" account, a component of "Accumulated other comprehensive income" in Stockholders' Equity.