Form 10-K/A
period 1998-12-31
AIRTOUCH COMMUNICATIONS INC
filed 1999-04-30
CIK 904255

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

                               YES [X]     NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the composite closing sales price on April 13, 1999, the aggregate market value of all voting stock held by nonaffiliates was approximately $58.6 billion. At April 13, 1999, 576,050,428 shares of common stock were outstanding.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

             NAME        AGE                   POSITION AND OFFICES HELD
             ----        ---                   -------------------------
Sam Ginn                 62        Chairman of the Board and Chief Executive Officer
Arun Sarin               44        President, Chief Operating Officer and Director
Mohan S. Gyani           47        Executive Vice President and Chief Financial Officer
Margaret G. Gill         59        Senior Vice President, Legal, External Affairs and Secretary
Brian R. Jones           48        Senior Vice President, Marketing
F. Craig Farrill         46        Vice President, Strategic Technology
Terry Kramer             39        Vice President, Human Resources and Corporate Services
Carol A. Bartz           50        Director
Michael J. Boskin        53        Director
C. Lee Cox               58        Director
Donald G. Fisher         70        Director
Paul Hazen               57        Director
Arthur Rock              72        Director
Charles R. Schwab        61        Director
George P. Shultz         78        Director
Chang-Lin Tien           63        Director

Mr. Ginn has been Chairman of the Board and Chief Executive Officer of the Company since December 1993. He is Chairman of the Executive Committee and a member of the Nominating & Director Affairs Committee. He was Chairman of the Board, President and Chief Executive Officer of Pacific Telesis Group from 1988 to 1994 and a director of Pacific Telesis Group from 1983 to 1994. He was Chairman of the Board of Pacific Bell from 1988 to 1994. Mr. Ginn is also a director of Chevron Corporation, Transamerica Corporation and Hewlett-Packard Company.

Mr. Sarin was named President and Chief Operating Officer of the Company in February 1997. He is a member of the Executive Committee. Mr. Sarin became a director of AirTouch in July 1995. He was Vice Chairman of the Board from July 1995 until January 1997. Mr. Sarin was Senior Vice President, Corporate Strategy/Development and International Operations for the Company from April 1994 until August 1995. Mr. Sarin is also a director of The Charles Schwab Corporation and Cisco Systems, Inc.

Mr. Gyani became Executive Vice President and Chief Financial Officer of the Company in September 1995. He was Vice President, Finance and Treasurer of the Company from November 1993 until September 1995.

Mrs. Gill became Senior Vice President, Legal, External Affairs and Secretary of the Company in January 1994. Mrs. Gill is a director of CNF Transportation Inc.

Mr. Jones became Senior Vice President, Marketing in December 1998. He was Senior Vice President, Human Resources and Corporate Services from April 1998 until that time. Mr. Jones was named Senior Vice President, Competitive Readiness in June 1997 and from February 1997 until June he was the President of AirTouch Cellular. From March 1992 until February 1997 he was Executive Vice President of AirTouch Cellular and General Manager of the Los Angeles market.

Mr. Kramer became Vice President, Human Resources and Corporate Services in December 1998. He was Vice President, Business Development with AirTouch International in the Netherlands from February 1998 until November 1998. He was Vice President and General Manager of the AirTouch Cellular Southwest Market from June 1996 until February 1998, Executive Director for AirTouch Communications' Investor Relations and

Employee Communications from June 1995 until June 1996 and Executive Director for Applications and Operations of AirTouch International from January 1995 until June 1995.

Ms. Bartz became a director of the Company in February 1994. She is a member of the Compensation & Personnel Committee. She has been Chairman of the Board and Chief Executive Officer of Autodesk, Inc. since April 1992. Ms. Bartz is also a Director of Cadence Design Systems, Network Appliance, Cisco Systems, Inc. and BEA Systems Inc.

Dr. Boskin became a Director of the Company in August 1996. He is a member of the Executive Committee, the Audit & Investment Committee and the Nominating & Director Affairs Committee. Dr. Boskin has been a professor of economics at Stanford University since 1971 and principal of Boskin & Co., a consulting firm, since 1980. He was Chairman of the President's Council of Economic Advisers from February 1989 until January 1993. Dr. Boskin is also a director of Exxon Corporation, First Health Group Corp. and Oracle Corporation.

Mr. Cox has been a director of the Company since January 1994. He is a member of the Executive Committee. He was Vice Chairman of the Board from November 1994 until his retirement from the Company in April 1997. Mr. Cox was President and Chief Executive Officer of AirTouch Cellular from November 1990 until February 1997. He was President and Chief Operating Officer of the Company from December 1993 to November 1994. Mr. Cox is a director of Pacific Gas & Electric Co. and NETCOM On-Line Communication Services, Inc.

Mr. Fisher became a director of the Company in January 1994. He is the Chairman of the Compensation & Personnel Committee. He is the founder and Chairman of the Board of The Gap, Inc. and was Chief Executive Officer of The Gap, Inc. until November 1995. He is a director of The Charles Schwab Corporation, San Francisco Bay Area Council, the National Retail Federation and KQED, Inc.

Mr. Hazen became a director of the Company in April 1993. He is the Chairman of the Audit & Investment Committee and a member of the Executive Committee. He became Chairman and Chief Executive Officer of Wells Fargo & Company and its principal subsidiary, Wells Fargo Bank, N.A., in January 1995. He was President and Chief Operating Officer of Wells Fargo & Company and Wells Fargo Bank, N.A. from 1984 to January 1995. Mr. Hazen is also a director of Safeway Inc. and Phelps Dodge Corporation.

Mr. Rock became a director of the Company in January 1994. He is a member of the Audit & Investment Committee. He has been a principal in Arthur Rock & Co., a venture capital firm, since 1969. Mr. Rock is a director of Intel Corporation and Argonaut Group, Inc. and is a member of the National Association of Securities Dealers Board of Governors.

Mr. Schwab became a director of the Company in January 1994. He is a member of the Nominating & Director Affairs Committee. He is the founder, Chairman of the Board and Co-Chief Executive Officer of The Charles Schwab Corporation. Mr. Schwab is also a director of The Gap, Inc., Transamerica Corporation and Siebel Systems, Inc.

Mr. Shultz became a director of the Company in January 1994. He is the Chairman of the Nominating & Director Affairs Committee and is a member of the Executive Committee and the Compensation & Personnel Committee. He has been a Professor at the Stanford University Graduate School of Business for more than five years. He served as United States Secretary of State from 1982 to 1989. Mr. Shultz is a Distinguished Fellow at the Hoover Institution, a director of the Bechtel Group, Inc., The Charles Schwab Corporation, Gulfstream Aerospace Corporation and Gilead Sciences, Inc., Chairman of J.P. Morgan's International Council and Chairman of the Governor's California Economic Policy Advisory Council.

Dr. Tien became a director of the Company in June 1997. He is a member of the Executive Committee and the Nominating & Director Affairs Committee. Dr. Tien served as Chancellor of the University of California, Berkeley, from 1990 to June 1997. Currently, he holds the professorial title of NEC Distinguished Professor of Engineering at the University of California, Berkeley. He is a director of Chevron Corporation, Raychem Corporation and Wells Fargo & Co., and also serves on the board of trustees of the Asia Foundation. He is a Fellow of the American Academy of Arts and Sciences and a member of the National Academy of Engineering.

There are eleven members of the Board of Directors of the Company. The Board is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Directors hold office until the end of their terms and until their successors have been elected and qualified. Messrs. Fisher, Ginn, Schwab and Dr. Tien serve as Class I directors; their terms of office expire in 2001. Ms. Bartz and Messrs. Cox and Hazen serve as Class II directors; their terms of office expire in 1999. Dr. Boskin and Messrs. Rock, Sarin and Shultz serve as Class III directors; their terms of office expire in 2000.

There are no family relationships among the directors and executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires certain persons, including the Company's directors and officers, to file reports of ownership and changes in ownership of the Company's securities with the SEC. Based upon the Company's review of the reporting forms received by it and written representations from certain persons that no Form 5 reports were required to be filed by those persons, the Company believes that all filing requirements applicable to its directors, officers and 10% stockholders were complied with for fiscal year 1998.

ITEM 11.       EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table discloses compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers ("named executive officers") for the three fiscal years ended December 31, 1998. Unless otherwise indicated, positions listed are with the Company.

                           SUMMARY COMPENSATION TABLE

                                                                   Long-Term
                                                                  Compensation
                                            Annual Compensation      Awards
                                           ---------------------  ------------
          (A)                       (B)     (C)         (D)           (E)         (F)        (C+D)
                                                                  Securities
                                                                  Underlying       All        Total
        Name and                                                    Options/      Other       Cash
   Principal Position              Year   Salary ($)   Bonus ($)   SARs (#)($)  Comp ($)(2)  Comp ($)
   ------------------              ----   ----------   ---------  ------------  -----------  --------
Sam Ginn                           1998    895,000(3) 1,326,750     600,000       67,943    2,221,750
Chairman of the Board and          1997    816,250    1,135,600(3)               203,149    1,951,850
  Chief Executive Officer          1996    760,000      865,650                  185,307    1,625,640

Arun Sarin                         1998    628,750      807,288     400,000      155,460    1,436,038
President and Chief Operating      1997    546,667      660,000                  123,342    1,206,667
  Officer                          1996    426,666      479,519                   50,349     906,185

Mohan S. Gyani                     1998    376,250      367,575     200,000       81,310     743,825
Executive Vice President and       1997    326,250      336,000                   68,219     662,850
  Chief Financial Officer          1996    300,000      241,200                   45,686     541,200

Margaret G. Gill                   1998    373,750      358,150     185,000       86,491     731,900
Senior Vice President, Legal,      1997    347,500      340,800                   73,175     688,300
  External Affairs and Secretary   1996    325,000      261,300                   50,981     586,300

Brian R. Jones                     1998    347,500      334,588     185,000       79,072     682,088
Senior Vice President,             1997    319,583      326,521                   56,340     646,104
  Marketing(4)

--------------

(1) Restricted shares held by the named executive officers and their value at fiscal year end ($72.4375 per share) are as follows: Mr. Ginn - 10,000 shares, $724,375 which vest on 11/18/99. Mr. Sarin - 110,000 shares, $7,968,125; Mrs. Gill - 15,000 shares, $1,086,562.50; Mr. Gyani - 15,000 shares, $1,086,562.50; and Mr. Jones - 10,000 shares, $724,375. In addition, in 1997 Mr. Ginn was awarded 414,500 phantom stock units with a value at the end of fiscal year 1998 of $30,025,343.75 ($72.4375 per share), which vest as to 82,900 units on each of 1/1/1999 and 1/1/2000, 165,800 units on 1/1/2001 and 41,450 units on each of 1/1/2002 and
     1/1/2003, assuming that Mr. Ginn meets certain retention milestones. Vested units may not be settled until the earlier of (a) 1/1/2003, (b) the date on which Mr. Ginn is no longer a named executive officer, or (c) an earlier date approved by the Compensation & Personnel Committee. Units convert on a one-for-one basis into shares of the Company's Common Stock.

(2) Includes "above-market" interest on deferred compensation under the Company's Deferred Compensation Plan for 1998 for each of the named executive officers: $6,352, $1,209, $967, $707, and $900, respectively. Also includes Company contributions under the Company's Retirement Plan of $19,238, $18,800, $19,238, $18,800, and $18,523, respectively. Also includes Company contributions under the Company's Deferred Compensation Plan for each of the named executive officers of: $42,354, $135,451, $61,543, $66,547 and $59,649, respectively.

(3) The Company entered into a split dollar life insurance agreement with a trust created by Mr. Ginn for the benefit of his family. Mr. Ginn elected to defer his 1997 bonus and a portion of his salary to fund the Company's payment of periodic premiums for the policy.

(4) Mr. Jones became an executive officer of the Company effective February 1, 1997.

The following table provides information on stock option grants during fiscal year 1998 to the named executive officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                     Potential Realized Value at
                                                                    Assumed Annual Rates of Stock
                                                                    Price Appreciation for 10-Year
                      Individual Grants                                      Option Term(1)
----------------------------------------------------------------      ---------------------------
                   Number of   % of Total
                  Securities     Options/
                  Underlying      SARs
                   Options/      Granted   Exercise
                     SARs          to       or Base   Expiration
     Name       Granted (#)(2)    Year      ($/Sh)       Date           5% ($)          10% ($)
     ----       -------------- ----------  -------    ----------      ----------       ----------
Sam Ginn            600,000       2.78     49.3125    4/15/2005       12,045,084       28,070,167
Arun Sarin          400,000       1.85     49.3125    4/15/2005        8,030,056       18,713,445
Mohan S. Gyani      200,000        *       49.3125    4/15/2005        4,015,028        9,356,722
Margaret G. Gill    185,000        *       49.3125    4/15/2005        3,713,901        8,654,968
Brian R. Jones      185,000        *       49.3125    4/15/2005        3,713,901        8,654,968

Stock Price Per Share(3)                                                  $69.39           $96.10

Added Value to All  Stockholders (4)                               $11.5 billion    $26.8 billion

Named Executive Officers as % of Added Value                                                0.28%
   to All Stockholders

--------
*    Less than one percent (1%).

(1) The Potential Realized Value shown for these options assumes that all options are exercised at the end of their term, and that the stock price will grow at an assumed annual rate of five percent and ten percent from the date of grant.

(2) Options granted in April 1998 with an exercise price of $49.3125, the fair market value of the Company's common stock on the date of grant. Each of these options has a seven-year term and vests as to one-third of the shares subject to the option on each of December 12, 1999, 2000 and 2001.

(3) The projected fair market value of a share of AirTouch common stock at the end of the option term after applying the stated assumed annual rates to the fair market value on the date of grant.

(4) Represents aggregate increases in market capitalization of the Company based on the outstanding shares (572,391,167) of the Company's common stock on December 31, 1998, if the price of the Company's common stock were to increase annually by five percent and ten percent over the term of the options.

The following table provides information on the value of each of the named executive officer's options/SARs at December 31, 1998.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                 Number of
                                                                 Securities            Value of
                                                                 Underlying           Unexercised
                                                                 Unexercised          In-The-Money
                                                               Options/SARs at       Options/SARs at
                                                                  FY-End (#)            FY-End ($)*
                                                               ---------------       ---------------
                             Shares
                            Acquired                             Exercisable/           Exercisable/
         Name           on Exercise (#)  Value Realized ($)     Unexercisable          Unexercisable
         ----           ---------------  ------------------     -------------          -------------
Sam Ginn                    119,488           3,844,080     1,087,489/2,003,261    51,007,640/70,583,664

Arun Sarin                   52,800           1,687,794       426,434/968,980      18,598,390/29,322,588

Mohan S. Gyani                   --                  --       245,988/528,810      11,071,563/15,967,069

Margaret G. Gill             13,500             453,563       189,570/443,810       8,435,635/12,857,069

Brian R. Jones               34,310             960,499       205,000/236,000        9,140,938/6,643,063

-------------
* Based on the closing price on the New York Stock Exchange-Composite Transactions of the Company's Common Stock on December 31, 1998 of $72.4375 per share.


PENSION PLAN

The Company maintains a defined benefit pension plan ("Pension Plan") under which individuals who were employees at December 31, 1986 and certain transferred employees receive pension benefits based on a percentage of their final five-year average pay and years of service. New employees of the Company are not eligible to participate in the Pension Plan. The accrual of service credit was discontinued in 1986 for almost all Pension Plan participants. Thus, pension benefits only increase as a participant's compensation increases. Of the named executive officers, Messrs. Ginn, Sarin and Gyani and Jones participate in the Pension Plan.

In addition, the Company maintains a "nonqualified pension plan" that supplements the Pension Plan benefits of a closed group of executives who participated in a similar plan prior to the spin-off of the Company from Pacific Telesis Group. Of the named executive officers, Messrs. Sarin and Gyani participate in the Company's nonqualified pension plan.

The following table shows the total annual pension benefits (stated as a single-life annuity) that would be received by an executive officer of the Company retiring today at age 65 under the Company's qualified and nonqualified pension plans. It assumes various specified levels of total years of service and average annual compensation (which includes base salary and the target award under the short-term component of the Incentive Plan) during the final five years of service, as described following the table. The benefits shown in the table generally are not subject to offsets for Social Security benefits or other payments.

------------------------------------------------------------------------------
    AVERAGE
     ANNUAL
  COMPENSATION
  DURING FINAL                   YEARS OF SERVICE PRIOR TO RETIREMENT
 FIVE YEARS OF
    SERVICE
------------------------------------------------------------------------------
                      15           20           25           30           35
------------------------------------------------------------------------------
  $   300,000       65,250       87,000      108,750      130,500      152,250
------------------------------------------------------------------------------
      350,000       76,125      101,500      126,875      152,250      177,625
------------------------------------------------------------------------------
      400,000       87,000      116,000      145,000      174,000      203,000
------------------------------------------------------------------------------
      450,000       97,875      130,500      163,125      195,750      228,375
------------------------------------------------------------------------------
      500,000      108,750      145,000      181,250      217,500      253,750
------------------------------------------------------------------------------
      550,000      119,625      159,500      199,375      239,250      279,125
------------------------------------------------------------------------------
      650,000      141,375      188,500      235,625      282,750      329,875
------------------------------------------------------------------------------
      700,000      152,250      203,000      253,750      304,500      355,250
------------------------------------------------------------------------------
      800,000      174,000      232,000      290,000      348,000      406,000
------------------------------------------------------------------------------
      900,000      195,750      261,000      326,250      391,500      456,750
------------------------------------------------------------------------------
    1,000,000      217,500      290,000      362,500      435,000      507,500
------------------------------------------------------------------------------
    1,200,000      261,000      348,000      435,000      522,000      609,000
------------------------------------------------------------------------------

The 1998 compensation of Messrs. Ginn, Sarin, Gyani and Jones covered by the pension plans was $154,000, $868,574, $505,150, and $482,798, respectively. As of December 31, 1998, the years of service of Messrs. Ginn, Sarin, Gyani and Jones, for purposes of calculating a pension benefit, were 34, 9, 16, and 5, respectively.

Under one of the Company's nonqualified pension plans, eligible officers who terminate after attaining age 55 and completing 10 years of service as an officer are entitled to a minimum pension of 45 percent of average annual compensation. This minimum pension is increased by an additional 1% per year, up to a maximum of 50 percent at 15 or more years of service as an officer. As of December 31, 1998, Mr. Sarin had seven completed years of service credited under the minimum pension provisions.


DIRECTOR COMPENSATION

Nonemployee directors of the Company receive an annual retainer of $55,000, and committee chairs receive an additional annual retainer of $5,000. The annual retainer is reduced by $3,000 for each absence by a director from a Board meeting, except that there is no reduction for the first missed meeting in each year. In addition, nonemployee directors are entitled to reimbursement for out-of-pocket expenses in connection with attendance at Board and committee meetings. Nonemployee directors may elect to defer the receipt of all or part of their retainers. Amounts deferred in 1998 earned interest at an annual rate of 6.53%.

Directors may elect to receive all or a portion of their retainers in the form of stock options and/or stock units under the Company's amended and restated 1993 Long-Term Stock Incentive Plan (the "Plan"). In the case of directors who elect to receive retainers in the form of stock units, the number of stock units is determined by dividing the amount that would otherwise be paid in cash by the arithmetic mean of the closing prices of the Company's Common Stock on the ten consecutive trading days ending with the date when the amount is payable. The stock units are immediately vested and have a maximum term of ten years, subject to earlier termination if the director's service terminates. The stock units are settled in shares of the Company's Common Stock. In the case of directors who elect to receive retainers in the form of stock options, the number of options is determined by using the Black-Scholes option valuation model. These options are immediately exercisable and have a term of seven years, subject to earlier termination if the director's service terminates. The exercise price is equal to the fair market value of the Company's Common Stock on the date of grant, which is the date the retainers would otherwise be payable. A majority of the Company's nonemployee directors have elected to receive their retainers in the form of stock options and/or stock units.

Each nonemployee director of the Company is granted a stock option to purchase 10,000 shares under the Plan upon election as a director. Additionally, each nonemployee director is granted a stock option to purchase 1,000 shares at the time of each Annual Meeting. These options generally become exercisable one year after the date of grant and have a term of ten years, subject to earlier termination if the director's service terminates. The options become exercisable in full in the event of the director's death or disability or in the event that the Company is subject to a change in control. The exercise price is equal to the fair market value of the Company's Common Stock on the date of grant. As a condition of the initial 10,000-share option grant, each director is required to demonstrate to the Company that he or she owns shares of the Company's Common Stock with a value of $100,000 or more on any date within 30 days after election to the Board. The Company has a policy of making loans available to its nonemployee directors with respect to the equity ownership requirement. Such loans have a maximum maturity of ten years and bear interest at the mid-term Applicable Federal Rate. See "Certain Transactions."

Directors who are also employees of the Company receive no remuneration for serving as directors or as members of committees of the Board.

Nonemployee directors are reimbursed for the costs of cellular services and equipment. Employee directors receive similar reimbursements for services and equipment as part of their compensation as officers.

The Company has entered into indemnity agreements with each of its directors that provide for indemnification against any judgments or costs assessed against them in the course of their service as directors. Such agreements do not permit indemnification for acts or omissions for which indemnification is not permitted under Delaware law.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT OR CHANGE-IN-CONTROL ARRANGEMENTS

The Company has entered into employment agreements with each of the named executive officers that provide for specified payments in case of termination of employment. The agreements were approved by the Compensation & Personnel Committee. The employment agreements have no fixed term and may be terminated by either party upon one year's notice.

The amount payable upon termination of employment depends upon the type of termination and whether it occurs after a "change in control." If a named executive officer's employment is involuntarily terminated for any reason other than cause, death or disability, and the termination does not occur within three years of a change in control, the Company will make a cash payment equal to one and one-half times base compensation (two times base compensation in the case of the Chief Executive Officer), plus 150 percent of the target award under the short-term component of the Incentive Plan for that calendar year (200 percent of the target award under the short-term component of the Incentive Plan for that calendar year for the Chief Executive Officer). Also, the named executive officer's health care and life insurance benefits are continued for 18 months (two years for the Chief Executive Officer) and, in the case of all of the named executive officers, the one-year period following termination counts as service for purposes of vesting and exercise grace periods under all of the Company's option, restricted stock and incentive plans.

If a named executive officer's employment ends in a "qualifying termination" under certain circumstances following the public announcement of a definitive agreement to effectuate a change in control, or within three years after a change in control, the Company will make a cash payment equal to three times base compensation, plus 300 percent of the target award under the short-term component of the Incentive Plan for that calendar year. Mr. Ginn has elected to apply up to $5 million of the compensation payable in the event of a qualifying termination to satisfy the Company's premium obligations under a life insurance arrangement for the benefit of Mr. Ginn's family.

A "qualifying termination" is an involuntary termination by the Company for any reason, or a "constructive termination," which means a material reduction in salary or benefits, a material change in responsibilities, or a requirement to relocate that would increase the officer's one-way commute distance by more than 40 miles. For the named executive officers, a "qualifying termination" also includes a voluntary termination during the 13th month after the change in control.

In addition, some of the Company's benefit plans contain provisions that are triggered only in the event of a change in control. For example, vesting of stock and option grants is accelerated in the event of a change in control. Some benefit plans contain provisions that prohibit a successor from reducing current benefit levels for certain periods of time following a change in control. Some benefit plans have rabbi trusts that require the Company to fund outstanding benefit obligations in the event of a change in control.

A "change in control" is defined generally as (1) the acquisition of 50 percent or more of the securities of the Company; (2) a change in the composition of the Company's Board of Directors so that fewer than two-thirds of the directors are "continuing directors"; (3) the direct or indirect acquisition of 20 percent or more of the securities of the Company without the approval of a majority of the continuing directors; (4) certain mergers or consolidations, or (5) a liquidation of the Company or sale of all or substantially all of its assets.

For a description of the "change in control" benefits to be received by the named executive officers of the Company as a result of the transactions under the Agreement and Plan of Merger dated as of January 15, 1999 among Vodafone Group Plc, the Company and Apollo Merger Sub, Inc., see the Company's Proxy Statement dated April 22, 1999 filed on Schedule 14A on April 22, 1999.

REPORT OF THE COMPENSATION AND PERSONNEL COMMITTEE
ON EXECUTIVE COMPENSATION

The compensation of the Company's executive officers is determined by the Compensation & Personnel Committee, which consists exclusively of nonemployee directors. The Compensation & Personnel Committee relies on independent executive compensation consultants and survey data to determine competitive levels of executive compensation.

TYPES OF COMPENSATION

There are two main types of compensation:

        1. Annual Compensation. This includes base salary and an annual cash bonus.

        2. Long-term Compensation. This includes stock options and other long-term incentive awards based on Common Stock. The value of these awards depends on Company performance and future stock value.

In assessing competitive levels of executive compensation for 1998, the Compensation & Personnel Committee relied on independent survey data for executive officers in similar positions at comparable companies. The survey data reflected an average of the compensation practices of telecommunications companies and high technology companies. The Committee believes that this blend of compensation practices is appropriate because the Company needs to attract and retain executives with the ability to handle the complexity inherent in telecommunications companies along with the growth focus inherent in high technology companies.

ANNUAL COMPENSATION

Annual compensation includes base salary and an annual cash bonus. The base salaries of executive officers are set at approximately the 50th-percentile level relative to executives in similar positions at comparable companies. (This means that base salaries at approximately 50% of the comparable companies are higher.) If performance targets are met but not exceeded, cash bonuses are also intended to be at approximately the 50th-percentile level.

Annual Cash Bonus

Executive officers participate in an annual incentive plan under which the cash bonus component of their compensation is determined. In 1997, the stockholders approved a new method for determining each executive officer's annual cash bonus. This method preserves the deductibility of the annual cash bonus under
Section 162(m) of the Internal Revenue Code. The annual cash bonus of each executive officer is determined by allocating a fund equal to six percent of proportionate operating cash flow among the executive officers in proportion to their salaries. The Compensation & Personnel Committee has discretion to reduce annual cash bonuses based on the achievement of financial performance objectives and any other criteria the Compensation & Personnel Committee deems appropriate. The Compensation & Personnel Committee determined the amount of each bonus based on each executive officer's target award amount (set as a percentage of base pay) and the Company's financial and operating performance in 1998.

LONG-TERM COMPENSATION

Long-term incentives are granted at levels to bring total compensation, including base salary, annual bonus and long-term incentives, up to the 60th percentile level relative to executives in similar positions at comparable companies, and up to the 75th percentile if exceptional performance is achieved. The emphasis on long-term incentives is intended to encourage executives to focus on the growth of the Company and the value of its stock.

Long-term compensation is linked to growth in the value of the Company's stock and consists of stock options and other long-term incentive awards based on Common Stock. In 1998, the Committee granted long-term incentives in the form of options with an exercise price equal to the fair market value of the stock at the time of grant. These options provide no compensation to the executive unless the value of the stock increases. Where appropriate and for specific retention purposes, the Committee grants restricted stock or similar retention awards based on Common Stock, in addition to providing competitive long-term compensation.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

Annual Compensation

Mr. Ginn's salary for 1998 was based on the Compensation & Personnel Committee's assessment of his individual performance, the Company's performance in 1998 and the Compensation & Personnel Committee's analysis of independent survey data.

Like other executive officers, Mr. Ginn participates in the Company's annual incentive plan under which the cash bonus component of his compensation is determined. The Compensation & Personnel Committee awarded Mr. Ginn a bonus of $1,326,750 based on the target award set by the Committee as a percentage of base pay and the Company's achievement of financial and operating performance objectives.

Long-Term Compensation

The number of options granted to Mr. Ginn in 1998 was based on the Compensation & Personnel Committee's policy of providing long-term incentives that will result in total compensation at the 60th-percentile level, relative to chief executive officers at comparable companies. This policy reflects the Compensation & Personnel Committee's emphasis on long-term incentives related to growth in the value of the stockholders' investment in the Company.

STOCK OWNERSHIP GUIDELINES

In 1997, the Compensation & Personnel Committee established stock ownership guidelines for officers. The purpose of the guidelines is to further align the interests of the officers with those of the Company's stockholders. The guidelines require a significant commitment by each officer to own AirTouch Common Stock worth a multiple of his or her annual base salary. Shares of Common Stock counted towards satisfaction of the guidelines include open market purposes, shares received upon option exercise or upon the receipt of restricted stock, a portion of shares underlying vested options, vested retirement plan shares and shares purchased through the Company's

Employee Stock Purchase Plan. The guidelines should be met by the later of January 1, 2002 or five years after becoming an officer. The guidelines for stock ownership are as follows:

      POSITION                                     MULTIPLE OF ANNUAL BASE SALARY
      --------                                     ------------------------------
      Chief Executive Officer ...................                6x
      Chief Operating Officer ...................                4x
      Executive/Senior Vice President ...........                2x
      Vice President ............................                1x

POLICY ON DEDUCTIBILITY OF COMPENSATION

The Compensation & Personnel Committee considers the tax deductibility of compensation paid to executive officers and the impact of Section 162(m) of the Internal Revenue Code on the Company. This provision limits the amount of compensation that the Company may deduct from its taxable income for any year to $1 million for any of its five most highly compensated executive officers.

The Company's incentive plans provide that annual cash bonuses and long-term compensation awarded under both plans can be "performance-based" and deductible by the Company. The Company believes that 1998 annual cash bonuses paid to executive officers as well as compensation arising from the exercise of stock options in 1998 are fully deductible.


April 29, 1999


                      COMPENSATION AND PERSONNEL COMMITTEE
                           Donald G. Fisher, Chairman
                                 Carol A. Bartz
                                George P. Shultz

PERFORMANCE GRAPH

     The following graph compares the cumulative total return on the Company's Common Stock with the BT Alex. Brown Cellular Index and the S&P 500 Index (the "S&P 500"). The graph assumes that $100 was invested on December 31, 1993 in each of the Company's Common Stock, the BT Alex. Brown Cellular Index, and the S&P 500.


                  COMPARISON OF AIRTOUCH COMMUNICATIONS, INC.,
                THE BT ALEX. BROWN CELLULAR INDEX AND THE S&P 500


                              [PERFORMANCE GRAPH]


                          TOTAL RETURN TO STOCKHOLDERS
                     (ASSUMES $100 INVESTMENT ON 12/31/93)


---------------------------------------------------------------------------------------
TOTAL RETURN ANALYSIS

                             12/31/93  12/31/94  12/29/95  12/30/96  12/31/97  12/31/98
---------------------------------------------------------------------------------------
AirTouch Communications       $100.00   $117.09   $113.07   $101.51   $167.08   $291.21
---------------------------------------------------------------------------------------
BT Alex Brown Cellular Index  $100.00   $125.00   $124.00   $108.00   $135.00   $240.00
---------------------------------------------------------------------------------------
S&P 500                       $100.00   $100.82   $138.66   $170.48   $227.34   $293.74
---------------------------------------------------------------------------------------

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 1998, information regarding ownership by any entity or person known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities.

                                  AMOUNT AND NATURE
     NAME AND ADDRESS OF            OF BENEFICIAL        CLASS OF VOTING
      BENEFICIAL OWNER                OWNERSHIP            SECURITIES        PERCENT OF CLASS
     -------------------          -----------------      ---------------     ----------------
The Equitable Companies
Incorporated; AXA; and the          37,173,020(2)            Common                 6.5%
Mutuelles AXA,as a group(1)

MediaOne Group, Inc.                59,446,902(4)            Common                10.4%
(formerly U S WEST, Inc.)(3)

D. E. Shaw Investments, L.P.,
D.E. Shaw Securities, L.P., and      1,248,100(6)      6% Class B Mandatorily       7.2%
David E. Shaw(4)                                       Convertible Preferred

(1) This information is based on a Schedule 13G filed with the Securities and Exchange Commission (the "SEC") by AXA Conseil Vie Assurance Mutuelle (formerly Alpha Assurances Vie Mutuelle), 100-101 Terrasse Boieldieu, 92042 Paris La Defense, France, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, 21, rue de Chateaudun, 75009 Paris, France, and AXA Courtage Assurance Mutuelle, 26, rue Louis le Grand, 75002 Paris, France, all as a group (collectively, the "Mutuelles AXA"), AXA (formerly AXA-UAP), 9 Place Vendome, 75001 Paris, France, and The Equitable Companies Incorporated, 1290 Avenue of the America, New York, New York 10104.

(2) The above described beneficial owners report voting and dispositive power as follows: The Mutuelles AXA and AXA report sole voting power with respect to 18,230,822 shares, shared voting power with respect to 7,138,589 shares, sole dispositive power with respect to 36,779,978 shares and shared dispositive power with respect to 387,406 shares. The Equitable Companies Incorporated report sole voting power with respect to 18,195,522 shares, shared voting power with respect to 7,138,589 shares, sole dispositive power with respect to 36,744,678 shares and shared dispositive power with respect to 387,406 shares.

(3) This information is based on a Schedule 13G filed with the SEC by: MediaOne Group, Inc. (formerly "U S WEST, Inc."), 188 Inverness Drive West, Englewood, Colorado 80112.

(4) The above-described beneficial owner reports voting and dispositive power as follows: no sole voting power, shared voting nor shared dispositive power, and shared voting and sole dispositive power with respect to 59,446,902 shares.

(5) This information is based on a Schedule 13G filed with the SEC by: D.E. Shaw Investments, L.P., D.E. Shaw Securities, L.P. and David E. Shaw, 120 West 45th Street, 39th Floor, Tower 45, New York, New York 10036.

(6) The above-described beneficial owners report voting and dispositive power as follows: D.E. Shaw Investments L.P. reports no sole voting or dispositive power and shared voting and dispositive power with respect to 247,000 shares. D.E. Shaw Securities, L.P. reports no sole voting or dispositive power and shared voting and dispositive power with respect to 1,001,100 shares. David E. Shaw reports no sole voting or dispositive power and shared voting and dispositive power with respect to 1,248,100 shares.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of April 13, 1999, information regarding ownership of the Company's outstanding Common Stock by (i) each named executive officer, (ii) each director and (iii) all executive officers and directors as a group. The table also includes the number of shares subject to outstanding options to purchase Common Stock of the Company which are currently exercisable or become exercisable within 60 days of April 13, 1999, other than as a result of a change in control. The total number of shares of Common Stock beneficially owned by each such person and by the group as a whole is less than one percent of the class outstanding.

                                                               AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                                       BENEFICIAL OWNERSHIP
------------------------                                       --------------------
Sam Ginn                                                           1,464,249(1)
Arun Sarin                                                           675,751(2)
Mohan S. Gyani                                                       401,566(3)
Margaret G. Gill                                                     322,463(4)
Brian R. Jones                                                       178,541(5)
Carol A. Bartz                                                         5,243(6)
Michael J. Boskin                                                     15,500(7)
C. Lee Cox                                                            89,900(8)
Donald G. Fisher                                                      58,000(9)
Paul Hazen                                                            25,385(10)
Arthur Rock                                                          209,429(11)
Charles R. Schwab                                                     32,673(12)
George P. Shultz                                                      38,492(13)
Chang-Lin Tien                                                        14,978(14)
All directors and executive officers as a group (16 persons)       3,772,193(15)

---------------
 (1) Includes 49,905 shares held by Mr. Ginn's Family Trust, of which Mr. Ginn is the Trustee, an aggregate of 2,783 shares held in trust for Mr. Ginn's children and grandchildren, of which Mr. Ginn is the Trustee, and 95 shares held in the retirement plan. Also includes 10,000 shares of restricted stock and 1,395,011 shares subject to options that are currently exercisable or will become exercisable within 60 days of April 13, 1999.
 (2) Includes 5,461 shares held in the retirement plan. Also includes 110,000 shares of restricted stock and 538,310 shares subject to options that are currently exercisable or will become exercisable within 60 days of April 13, 1999.
 (3) Includes 1,229 shares held in the retirement plan. Also includes 15,000 shares of restricted stock and 351,880 shares subject to options that are currently exercisable or will become exercisable within 60 days of April 13, 1999.
 (4) Includes 1,256 shares held in the retirement plan. Also includes 15,000 shares of restricted stock and 302,535 shares subject to options that are currently exercisable or will become exercisable within 60 days of April 13, 1999.
 (5) Includes 400 shares held by Mr. Jones spouse as custodian for his minor children and 935 shares held in the retirement plan. Also includes 10,000 shares of restricted stock and 156,750 shares subject to options that are currently exercisable or will become exercisable within 60 days of April 13, 1999.
 (6) All shares subject to options that are currently exercisable or will become exercisable within 60 days of April 13, 1999.
 (7) Includes 12,000 shares subject to options that are currently exercisable or will become exercisable within 60 days of April 13, 1999.
 (8) Includes 758 shares held in the retirement plan. Also includes 75,110 shares subject to options that are currently exercisable or will become exercisable within 60 days of April 13, 1999.
 (9) Includes 40,000 shares held by Mr. Fisher's Charitable Trust, of which Mr. Fisher is the Trustee. Also includes 14,000 shares subject to options that are currently exercisable or will become exercisable within 60 days of April 13, 1999.
(10) Includes 23,844 shares subject to options that are currently exercisable or will become exercisable within 60 days of April 13, 1999.
(11) Includes 2,572 shares held by Mr. Rock's spouse. Also includes 26,857 shares subject to options that are currently exercisable or will become exercisable within 60 days of April 13, 1999.
(12) Includes 300 shares held by Mr. Schwab's Family Trust, of which Mr. Schwab is the Trustee. Also includes 28,373 shares subject to options that are currently exercisable or will become exercisable within 60 days of April 13, 1999.
(13) All shares held by Mr. Shultz's Family Trust, of which Mr. Shultz is the Trustee. Also includes 28,492 shares subject to options that are currently exercisable or will become exercisable within 60 days of April 13, 1999.
(14) Represents shares subject to options that are currently exercisable or will become exercisable within 60 days of April 13, 1999.
(15) Includes an aggregate of 116,885 shares held in Trust or custody for certain officers and directors and their children and grandchildren, 12,076 shares held in the retirement plan and 2,572 shares held by the spouse of a director. Also includes an aggregate of 174,000 shares of restricted stock and 3,182,467 shares subject to options that are currently exercisable or will become exercisable within 60 days of April 13, 1999.

CHANGES IN CONTROL

On January 15, 1999, the Company and Vodafone Group Plc ("Vodafone") announced an agreement to merge. Under the terms of the agreement, which has been unanimously approved by each company's Board of Directors, owners of AirTouch Common Stock will be entitled to receive five Vodafone ordinary shares in the form of 0.5 of a Vodafone American Depository share and $9.00 in cash, without interest, for each share of AirTouch Common Stock held at closing.

The merger is subject to the approval of the stockholders of Vodafone and AirTouch, customary government and regulatory authority approvals, and the receipt of opinions from tax counsel that the stock portion of the merger consideration will be tax-free to U.S. holders of AirTouch Common Stock. The merger is targeted to close in June or July of 1999. The merger is described in the Company's Proxy Statement dated April 22, 1999 filed on Schedule 14A on April 22, 1999.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a policy of making loans available to its nonemployee directors with respect to its equity ownership requirements. Such loans have a five year term, with an option to extend for an additional five years. Final maturity is ten years or, if earlier, 30 days following the borrower's resignation from the Board. No interim payments are otherwise due. The interest rate for such loans is determined using the greater of the mid-term Applicable Federal Rate, as published by the Internal Revenue Service, or the Company's cost of funds, but in no event higher than permitted under the California usury laws (10 percent). Interest compounds annually and is paid at the end of each five-year term. The Company provided a loan on these terms to Michael J. Boskin in August 1996. The interest rate is 6.9 percent and the principal and interest balance at December 31, 1998 was $117,561.61.

Following his retirement from the Company in April 1997, the Company entered into a five year Consulting Agreement with C. Lee Cox, a former executive officer of the Company, to provide advice and counsel to the Company. Mr. Cox will receive $518,000 each year for his services pursuant to the Agreement. Additionally, premium-priced stock options with respect to 73,110 shares granted to Mr. Cox on November 16, 1995 continue in effect for the term of the Agreement. In the event of a change in control, any remaining payments under the agreement become due.

Mr. Rock's wife is a partner in the law firm of Pillsbury Madison & Sutro LLP, which provides legal services to the Company and certain of its subsidiaries.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


AIRTOUCH COMMUNICATIONS, INC.

By:  /s/ MOHAN S. GYANI
    -----------------------------------------------------
     Mohan S. Gyani
     Executive Vice President and Chief Financial Officer

     Date:  April 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                 TITLE
----------                                 -----
Sam Ginn*                                 Chairman of the Board and Chief Executive Officer
                                          (Principal Executive Officer)

Mohan S. Gyani*                           Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial and Accounting Officer)

Arun Sarin*                               President and Chief Operating Officer and Director

C. Lee Cox*                               Director

Carol Bartz*                              Director

Michael D. Boskin*                        Director

Paul Hazen*                               Director

Donald G. Fisher*                         Director

Arthur Rock*                              Director

Charles R. Schwab*                        Director

George P. Shultz*                         Director

Chang Lin Tien*                           Director


*By:  /s/ MOHAN S. GYANI
     -----------------------------------------------------
      Mohan S. Gyani
      Executive Vice President and Chief Financial Officer

      Date: April 29, 1999