Form 10-Q
period 1999-03-31
AIRTOUCH COMMUNICATIONS INC
filed 1999-05-12
CIK 904255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

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

                               YES [X]     NO [ ]


At May 6, 1999, 576,976,076 shares of common stock were outstanding.

                          AIRTOUCH COMMUNICATIONS, INC.
                          INDEX TO REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

           Consolidated Statements of Income...............................   3

           Consolidated Balance Sheets.....................................   4

           Consolidated Statements of Cash Flows...........................   5

           Notes to Consolidated Financial Statements......................   6

           Selected Proportionate Financial Data ..........................  12

           Selected Proportionate Operating Data ..........................  13


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..............................  14

         REPORT OF INDEPENDENT ACCOUNTANTS ................................  23


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ................................................  24

ITEM 2.  CHANGES IN SECURITIES ............................................  24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..................................  24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  24

ITEM 5.  OTHER INFORMATION ................................................  24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................  24

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

=======================================================================================================
                                                                                     (Unaudited)
                                                                                  Three Months Ended
                                                                                       March 31
                                                                              -------------------------
(Dollars in millions, except per share information)                             1999            1998
-------------------------------------------------------------------------------------------------------
Operating revenues                                                            $   1,426       $     958
-------------------------------------------------------------------------------------------------------
Operating expenses:
   Cost of revenues                                                                 317             201
   Selling and customer operations expenses                                         426             261
   General, administrative, and other expenses                                      142             118
   Depreciation and amortization expenses                                           275             144
-------------------------------------------------------------------------------------------------------
Total operating expenses                                                          1,160             724
-------------------------------------------------------------------------------------------------------
Operating income                                                                    266             234
Equity in net income (loss) of unconsolidated wireless systems:
   U. S.                                                                             --              (4)
   International                                                                    162              81
Minority interests in net (income) loss of consolidated wireless systems            (45)            (42)
Interest:
   Expense                                                                          (40)            (19)
   Income                                                                             2               6
Miscellaneous income (expense)                                                       68             (10)
-------------------------------------------------------------------------------------------------------
Income before income taxes and preferred dividends                                  413             246
Income taxes                                                                        121              79
-------------------------------------------------------------------------------------------------------
Income before preferred dividends                                                   292             167
Preferred dividends                                                                  35              14
-------------------------------------------------------------------------------------------------------
Net income applicable to common stockholders                                  $     257       $     153
=======================================================================================================

Net income applicable to common stockholders - per share
   Basic                                                                      $    0.45       $    0.30
   Diluted                                                                    $    0.43       $    0.30
=======================================================================================================
Weighted average shares outstanding (in thousands)                              574,062         509,424
=======================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

=============================================================================================================================
                                                                                                     (Unaudited)
                                                                                                     MARCH 31     December 31
 (Dollars in millions)                                                                                 1999           1998
-----------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
    Cash and cash equivalents                                                                        $      6       $     44
    Accounts receivable (net of allowance for uncollectibles of $67 and $65, respectively)                670            724
    Inventories                                                                                           120            143
    Other receivables                                                                                     238            225
    Due from related parties                                                                               54             59
    Other current assets                                                                                  139            120
-----------------------------------------------------------------------------------------------------------------------------
 Total current assets                                                                                   1,227          1,315
 Property, plant, and equipment, net                                                                    4,044          4,049
 Investments in unconsolidated wireless systems                                                         3,767          3,491
 Intangible assets, net                                                                                 8,418          8,513
 Deferred charges and other noncurrent assets                                                             145            185
-----------------------------------------------------------------------------------------------------------------------------
 Total assets                                                                                        $ 17,601       $ 17,553
=============================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable, trade                                                                          $    317       $    493
    Short-term borrowings                                                                                  36             72
    Current portion of long-term debt                                                                      43             45
    Other current liabilities                                                                             890            925
-----------------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                                              1,286          1,535
 Long-term debt                                                                                         2,743          2,701
 Deferred income taxes                                                                                  1,815          1,839
 Deferred credits                                                                                         153            152
-----------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                                                                      5,997          6,227
-----------------------------------------------------------------------------------------------------------------------------
 Commitments and contingencies
 Minority interests in consolidated wireless systems                                                      415            427
 Class D and E redeemable preferred stock ($.01 par value; 1.65 million shares authorized,
      issued, and outstanding; redemption value of $1.65 billion)                                       1,575          1,574
-----------------------------------------------------------------------------------------------------------------------------
 Stockholders' equity:
    Preferred stock and additional paid-in capital ($.01 par value; 48.35 million shares authorized):
       Series A (7 million shares authorized, no shares issued or outstanding)                             --             --
       6.00% Class B Mandatorily Convertible (19 million shares authorized;
          17.2 million shares issued and outstanding; liquidation value of $497)                          498            500
       4.25% Class C Convertible (13 million shares authorized, 11.0 million shares issued
            and outstanding; liquidation value of $551)                                                   539            541
    Common stock and additional paid-in capital ($.01 par value; 1.1 billion shares authorized,
       581.0 million shares issued and 575.6 million shares outstanding [net of
       5.3 million treasury shares at cost of $298] at March 31, 1999; 576.8 million shares issued and 572.4 million shares outstanding [net of 4.3 million treasury
       shares at cost of $207] at December 31, 1998)                                                    7,364          7,255
 Retained earnings                                                                                      1,280          1,023
 Accumulated other comprehensive income                                                                   (64)             8
 Deferred compensation                                                                                     (3)            (2)
-----------------------------------------------------------------------------------------------------------------------------
 Total stockholders' equity                                                                             9,614          9,325
-----------------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                                                          $ 17,601       $ 17,553
=============================================================================================================================


The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

==========================================================================================================
                                                                                          (Unaudited)
                                                                                       Three Months Ended
                                                                                            March 31
                                                                                       -------------------
(Dollars in millions)                                                                   1999         1998
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Income before preferred dividends                                                   $  292       $  167
   Adjustments to reconcile income before preferred dividends for items currently not affecting operating cash flows:
         Depreciation, amortization, and other noncash items                              274          145
         Equity in net (income) loss of unconsolidated wireless systems                  (162)         (77)
         Distributions received from equity investees                                      19           16
         Minority interests in net income (loss) of consolidated wireless systems          45           42
         Deferred income tax (benefit) expense                                             30            7
         Loss (gain) on sale of assets and telecommunications interests                    --           (1)
         Changes in assets and liabilities, net of amounts acquired:
            Accounts receivable, net                                                       45           25
            Other current assets and receivables                                          (31)         (49)
            Deferred charges and other noncurrent assets                                   11            3
            Accounts payable and other current liabilities                               (100)        (140)
            Deferred credits and other liabilities                                        (82)           4
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities                                                      341          142
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Investments in wireless systems                                                       (220)        (137)
   Additions to property, plant, and equipment                                           (262)        (171)
   Proceeds from sale of property, plant, and equipment                                     3            3
   Proceeds from sale of available-for-sale securities                                     89           --
   Other investing activities                                                               1           --
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities                                                     (389)        (305)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuing long-term debt and commercial paper                              266          211
   Retirement of long-term debt and commercial paper                                     (195)         (72)
   Net distributions to minority interests of consolidated wireless systems               (17)          (7)
   Proceeds from common shares issued                                                     118           81
   Purchases of common stock                                                              (93)          --
   Increase (decrease) in short-term borrowings                                           (32)          --
   Payment of preferred stock dividends                                                   (35)         (13)
   Other financing activities                                                              --           (2)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities                                                       12          198
----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                               (2)          (1)
----------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                   (38)          34
Beginning cash and cash equivalents                                                        44            1
----------------------------------------------------------------------------------------------------------
Ending cash and cash equivalents                                                       $    6       $   35
==========================================================================================================


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


A.  BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements of AirTouch Communications, Inc. and Subsidiaries (the "Company" or "AirTouch") furnished herein have been reviewed by independent accountants and reflect all adjustments that are, in the opinion of the Company, necessary to present fairly the financial position and results of operations for each interim period presented. All such adjustments are normal recurring adjustments. The Company recommends that these interim financial statements be read in conjunction with the Consolidated Financial Statements and accompanying Notes presented in the Company's 1998 Annual Report on Form 10-K.

With respect to the unaudited consolidated financial information of the Company as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 included herein, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 12, 1999, appearing herein, states that they did not audit and they do not express an opinion on the unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of this Form 10-Q prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

B.  CHANGES FROM DECEMBER 31, 1998

ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. Consistent with the requirements of the statement, the Company intends to adopt SFAS No. 133 effective January 1, 2000. If the Company had implemented SFAS No. 133 at March 31, 1999, based on the Company's current derivative instruments, there would not have been a material impact on the Company's financial position or results of operations.

VODAFONE MERGER

On January 15, 1999, AirTouch and Vodafone Group Plc ("Vodafone") announced a definitive agreement to merge. Under the terms of the definitive agreement, which has been unanimously approved by each company's Board of Directors, owners of AirTouch common stock will be entitled to receive five Vodafone ordinary shares in the form of 0.5 of a Vodafone American Depository share and $9 in cash, without interest, for each share of AirTouch common stock held at closing. In April 1999, the Company received an Internal Revenue Service private letter ruling affirming that the terms of the proposed merger transaction will satisfy a key requirement for a tax-free merger between a foreign and U.S. company.

On April 22, 1999, the Company filed a proxy statement related to the merger. The proxy statement was subsequently mailed to the shareholders of AirTouch in preparation for a shareholder meeting scheduled May 28, 1999. The merger is subject to the approval of the stockholders of Vodafone and AirTouch and customary government and regulatory authority approvals. The merger is expected to close in June or July 1999, but no earlier than June 23, 1999, the date of a United Kingdom court hearing to confirm Vodafone's reduction of share capital in connection with the redenomination of its ordinary share capital into U.S. Dollars prior to the merger.

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


C.  EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated based on net income applicable to common stockholders divided by the weighted average common shares outstanding. Diluted EPS is calculated based on net income applicable to common stockholders divided by the sum of the weighted average common shares outstanding and any common stock equivalents. Common stock equivalents ("CSEs") related to stock options, determined using the treasury stock method, and CSEs related to convertible Class C preferred stock, determined using the "if converted" method, had a dilutive impact on EPS for the three months ended March 31, 1999 and were included in the calculation of diluted EPS. CSEs related to convertible Class B preferred stock, also determined using the "if converted" method, had an anti-dilutive impact on EPS for the three months ended March 31, 1999 and were not included in the calculation of EPS.

CSEs related to stock options had an immaterial impact on EPS for the three months ended March 31, 1998. CSEs related to Class B and Class C preferred stock had an anti-dilutive impact on EPS for the three months ended March 31, 1998 and were not included in the calculation of diluted EPS.

==================================================================================================================================
                                                                   (Unaudited)                            (Unaudited)
                                                                Three Months Ended                     Three Months Ended
                                                                  March 31, 1999                         March 31, 1998
(Dollars in millions, except per share information;      ----------------------------------     ----------------------------------
   shares in thousands)                                  Income       Shares      Per Share     Income       Shares      Per Share
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
Net income applicable to common stockholders             $   257      574,062      $  0.45      $   153      509,424      $  0.30
                                                                                   =======                                =======
Effect of Dilutive Securities
Stock options                                                          19,020                                  9,295
Class C preferred stock                                        6       15,222                        --           --
                                                         --------------------                   --------------------
Diluted Earnings Per Share
Net income applicable to common stockholders             $   263      608,304      $  0.43      $   153      518,719      $  0.30
----------------------------------------------------------------------------------------------------------------------------------

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


D.  SEGMENT INFORMATION

The following table presents the Company's business segment information for the three months ended March 31, 1999 and 1998. There has not been a change in the basis of segmentation or the basis of measurement of segment profit or loss for each of these segments from the Company's 1998 Annual Report on Form 10-K.


                                                                                    (Unaudited)
                                                   -------------------------------------------------------------------------------
                                                                        Three Months Ended March 31, 1999
                                                   -------------------------------------------------------------------------------
                                                   U.S.                              U.S.               Corporate
                                                   Cellular          International   Paging             and               Total
(Dollars in millions)                              Operations (a)    Operations      Operations (b)     Other (c)         Company
----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                   $  1,043         $    274         $    110         $     (1)         $  1,426
==================================================================================================================================

Net income applicable to common stockholders         $     82         $    169         $      7         $     (1)         $    257
==================================================================================================================================

Total assets as of March 31, 1999                    $ 13,938         $  3,253         $    469         $    (59)         $ 17,601
==================================================================================================================================

                                                                                     (Unaudited)
                                                   -------------------------------------------------------------------------------
                                                                          Three Months Ended March 31, 1998
                                                   -------------------------------------------------------------------------------
                                                   U.S.                              U.S.               Corporate
                                                   Cellular          International   Paging             and               Total
(Dollars in millions)                              Operations (a)    Operations      Operations (b)     Other (c)         Company
----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                   $    647         $    213         $     98         $     --          $    958
==================================================================================================================================
Net income applicable to common stockholders         $     83         $     89         $      6         $    (25)         $    153
==================================================================================================================================
Total assets as of March 31, 1998                    $  6,400         $  2,542         $    469         $    (10)         $  9,401
==================================================================================================================================


(a)     U.S. Cellular Operations include the equity earnings in PrimeCo.

(b) U.S. Paging Operations are wholly owned by the Company and include operations in Canada which are not material to the information presented.

(c) Corporate and Other includes intercompany eliminations, primarily for interest and accounts receivable, and any rounding adjustments.

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


E.  COMPREHENSIVE INCOME

The Company's comprehensive income includes: income before preferred dividends; unrealized gains (losses) on available-for-sale securities; cumulative translation adjustments; and minimum pension liability adjustments. The Company's total comprehensive income was $220 million and $160 million for the three months ended March 31, 1999 and 1998.


F.  INVESTMENTS IN UNCONSOLIDATED WIRELESS SYSTEMS

The Company's investments in unconsolidated wireless systems consist of the following:

=====================================================
                             MARCH 31     December 31
(Dollars in millions)            1999            1998
-----------------------------------------------------
Investments at equity          $3,611          $3,344
Investments at cost               156             147
-----------------------------------------------------
                               $3,767          $3,491
=====================================================

The Company's equity in net income of its significant equity investee at December 31, 1998, Mannesmann Mobilfunk GmbH ("Mannesmann") was $95 million and $81 million for the three months ended March 31, 1999 and 1998, respectively. The Company's equity in net income of Mannesmann differs from its proportionate share of Mannesmann's reported net income in the table below primarily due to amortization of intangibles and other adjustments. Condensed operating results for Mannesmann is as follows:

=========================================================
                                     Three Months Ended
                                          March 31
                                   ----------------------
(Dollars in millions)               1999            1998
---------------------------------------------------------
Mannesmann Mobilfunk GmbH
   Operating revenues              $1,197          $  878
   Operating income                $  477          $  365
   Net income                      $  206          $  157
=========================================================


G.  CONTINGENCIES

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

In 1994, two class action complaints also alleging price fixing were filed against the Company, one in San Diego County Superior Court and one in the U.S. District Court. The state case was dismissed. A settlement of the federal court case was approved on November 28, 1998. Certain plaintiffs have filed an appeal.

The Company believes that the ultimate outcome of these matters, in the aggregate, will not have a material adverse impact on its financial position or results of operations.

In July 1998, customers filed a complaint in Sacramento County Superior Court against the Company and other cellular and PCS carriers challenging the legality of certain billing practices and claiming that the practices are not adequately disclosed in the California markets. This case was subsequently dismissed with prejudice. The plaintiffs have filed a notice of appeal. In August 1998, a complaint was filed against PrimeCo, an unconsolidated subsidiary of the Company, in the Cook County Chancery Court. The plaintiffs are challenging the legality of certain billing practices and claiming that the practices are not adequately disclosed. The plaintiffs are seeking monetary damages and revisions of PrimeCo's billing practices. Also, in August 1998, a second complaint was filed against PrimeCo in the Cook County Chancery Court alleging certain deficiencies in PrimeCo's network performance. The plaintiffs are seeking monetary damages. These cases are in the preliminary phase. The Company is not currently able to assess the impact, if any, of these cases on its financial position or results of operations.

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


In December 1998, a complaint was filed against the Company and other cellular service providers in the Sacramento County Superior Court on behalf of all individuals subscribing to service in the Sacramento area. The plaintiffs claim that the defendants conspired to fix prices for cellular services. The plaintiffs are seeking injunctive relief and damages. This case is in the preliminary phase and the Company is not currently able to assess the impact, if any, of this case on its financial position or results of operations.

The Company is a defendant in a class action in the Federal District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act, 15 U.S.C. 78j and 78t and Rule 10b-5. The action was filed on behalf of individuals who sold AirTouch common stock or call options or purchased put options on January 4, 1999. The plaintiffs claim the Company's press release of January 3, 1999 failed to disclose material information about AirTouch's merger discussions. This case is in the preliminary phase and the Company is not currently able to assess the impact, if any, on its financial position or results of operations.

Bell Atlantic filed an action against the Company on January 15, 1999, in Federal Court seeking an injunction to void clauses of the TOMCOM, L.P. and PrimeCo partnership agreements, which restrict the partners' ability to compete against the partnerships. The Company has filed a counterclaim against Bell Atlantic for violations of the partnership agreements. The case is in the preliminary phase and the Company is not currently able to assess the impact, if any, on its financial position or results of operations.

In March 1999, a class action complaint on behalf of customers of AirTouch was filed in Los Angeles County Superior Court against the Company challenging the legality of the assessment of an early disconnection charge when a customer terminates service under a contract whose duration has been extended upon the acceptance of a new promotional offer. The plaintiffs are seeking injunctive relief and unspecified monetary damages, including disgorgement of monies obtained as a result of the alleged unlawful business practices. The case is in the preliminary phase and the Company is not currently able to assess the impact, if any, on its financial position or results of operations.

In April 1999, a complaint was filed against the Company in the State of Michigan, Third Circuit Court on behalf of all individuals subscribing to service in that state. The plaintiffs are challenging the legality of the Company's assessment of certain charges for local calls and charges for calls that pass through wireline networks. The plaintiffs are seeking injunctive relief and unspecified monetary damages. The case is in the preliminary phase and the Company is not currently able to assess the impact, if any, on its financial position or results of operations.

The Company is party to various other legal proceedings in the ordinary course of business. The Company believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position or results of operations.

In the ordinary course of business, the Company has issued letters of responsibility and letters of support for performance guarantees, refundable security deposits, and credit facilities of certain subsidiaries and affiliates providing varying degrees of recourse to the Company. At March 31, 1999, the Company's proportionate share under such arrangements was $225 million. The Company believes it is remote that it will be required to pay under these various arrangements.

Selected Proportionate Financial Data (UNAUDITED)

NON GAAP SUPPLEMENTAL PROPORTIONATE DATA


The following tables are presented on a proportionate basis. Proportionate presentation is not permitted by generally accepted accounting principles ("GAAP") and is not intended to replace the consolidated operating results prepared and presented in accordance with GAAP. However, since significant wireless systems in which the Company has an interest are not consolidated, proportionate information is provided as supplemental data to facilitate a more detailed understanding and assessment of consolidated operating results prepared and presented in accordance with GAAP.

GAAP requires consolidation of wireless systems controlled by the Company and the equity method of accounting for wireless systems in which the Company has significant influence but not a controlling interest. Proportionate presentation is a pro rata consolidation, which reflects the Company's share of revenues and expenses in both its consolidated and unconsolidated wireless systems. Proportionate results are calculated by multiplying the Company's ownership interest in each wireless system by each system's total operating results, and accordingly should not be compared with GAAP consolidated results of any company.

Net income under either GAAP or proportionate presentation is the same.

Proportionately reported amounts include results from the Company's equity investees, which the Company does not control. The Company does not have control over the revenues, expenses or cash flows of its equity investees that are reported in proportionate results and is only entitled to cash from dividends received from these entities. The Company does not own the underlying assets of its equity investees.

In the United States, the Company is a joint and equal owner with AT&T in CMT Partners and with Bell Atlantic in PrimeCo, the Company's most significant U.S. equity investments. Internationally, the degree of control of the Company's equity investees varies from venture to venture. Although the Company generally has significant contractual governance rights over these entities, it does not control them. No person owns a majority of any of the Company's international equity investees, with the exception of its investment in Germany, where Mannesmann AG is the majority owner; Italy, where Omnitel Sistemi Radiocellulari Italiani is the indirect majority owner; Belgium, where Belgacom is the majority owner; Romania, where Telesystem International Wireless is the majority owner; and India, where RPG Enterprises is the majority owner. In each of those investees, the Company, or in the case of Italy, the Company's majority owned venture, has significant contractual rights regarding approval of the business plan, which governs capital investments and use of cash flows.

Selected Proportionate Financial Data (UNAUDITED)

================================================================================================
                                                                            Three Months Ended
                                                                                 March 31
                                                                          ----------------------
(Dollars in millions)                                                       1999           1998
------------------------------------------------------------------------------------------------
TOTAL COMPANY
Service and other revenues                                                $ 2,119        $ 1,355
Operating expenses before depreciation and amortization expenses (1)        1,285            808
------------------------------------------------------------------------------------------------
Operating cash flow (2)                                                       834            547
Depreciation and amortization expenses                                        395            216
------------------------------------------------------------------------------------------------
Operating income                                                              439            331
Interest and other income (expenses)                                           42            (34)
Income taxes                                                                 (189)          (130)
------------------------------------------------------------------------------------------------
Income before preferred dividends                                             292            167
Preferred dividends                                                            35             14
------------------------------------------------------------------------------------------------
Net income applicable to common stockholders                              $   257        $   153
================================================================================================
Operating cash flow margin (3)                                               39.4%          40.4%
================================================================================================
U.S. CELLULAR AND PCS OPERATIONS (4)
Service and other revenues                                                $ 1,051        $   640
Operating expenses before depreciation and amortization expenses (1)          646            362
------------------------------------------------------------------------------------------------
Operating cash flow (2)                                                       405            278
Depreciation and amortization expenses                                        251            113
------------------------------------------------------------------------------------------------
Operating income                                                          $   154        $   165
================================================================================================
Operating cash flow margin (3)                                               38.5%          43.4%
================================================================================================
INTERNATIONAL OPERATIONS
Service and other revenues                                                $   968        $   626
Operating expenses before depreciation and amortization expenses (1)          571            370
------------------------------------------------------------------------------------------------
Operating cash flow (2)                                                       397            256
Depreciation and amortization expenses                                        121             81
------------------------------------------------------------------------------------------------
Operating income                                                          $   276        $   175
================================================================================================
Operating cash flow margin (3)                                               41.0%          40.9%
================================================================================================
U.S. PAGING OPERATIONS (5)
Service and other revenues (6)                                            $   100        $    89
Operating expenses before depreciation and amortization expenses               68             59
------------------------------------------------------------------------------------------------
Operating cash flow (2)                                                        32             30
Depreciation and amortization expenses                                         20             19
------------------------------------------------------------------------------------------------
Operating income                                                          $    12        $    11
================================================================================================
Operating cash flow margin (3)                                               32.0%          33.7%
================================================================================================


Footnotes:

(1)     Includes net loss on handsets sold.

(2) "Operating cash flow" is defined as "Operating income" plus "Depreciation and amortization expenses" and is not the same as "Cash flows from operating activities" in the Company's Consolidated Statements of Cash Flows. Proportionate "Operating cash flow" represents the Company's ownership interests in the respective entities' operating cash flows. As such, proportionate "Operating cash flow" does not represent cash available to the Company.

(3) "Operating cash flow margin" is calculated by dividing "Operating cash flow" by "Service and other revenues."

(4) PCS data relates to PrimeCo Personal Communications, L.P. ("PrimeCo"), a U.S. personal communications services ("PCS") business in which the Company had a 50% interest as of March 31, 1999 and a 25% interest at March 31, 1998. Because PrimeCo does not own 100% of all its markets, the Company's proportionate interest in PrimeCo's results is slightly less than 50%. Beginning in 1999, PCS data is included with the Company's U.S. Cellular data. 1998 information has been adjusted to conform to this presentation.

(5) U.S. Paging Operations are wholly owned by the Company and include operations in Canada which are not material to the information presented.

(6)     Includes any gain or loss on equipment sales.

Selected Proportionate Operating Data (UNAUDITED) (1)

=======================================================================================================
                                                                                  Three Months Ended
                                                                                       March 31
                                                                                 ----------------------
(Dollars in millions, except per unit data and operating data in thousands)        1999          1998
-------------------------------------------------------------------------------------------------------
TOTAL COMPANY
Cellular and PCS POPs (2)(3)(4)                                                   239,494       180,759
Cellular and PCS subscribers (2)(4)                                                15,279         8,270
Paging units in service (4)(5)                                                      3,543         3,228
Total proportionate customers (4)                                                  18,822        11,498
Cellular and PCS subscriber net adds in period, excluding acquisitions (2)          1,072           654
Capital expenditures and capital calls, excluding acquisitions (6)               $    375      $    265
Proportionate capital expenditures (7)                                           $    407      $    314
=======================================================================================================

U.S. CELLULAR AND PCS OPERATIONS (2)
Cellular and PCS POPs (2)(3)(4)                                                    96,480        58,321
Cellular and PCS subscribers (2)(4)                                                 8,680         4,681
Cellular and PCS subscriber net adds in period, excluding acquisitions (2)            353           200
Monthly average revenue per unit                                                 $  41.20      $  47.03
Monthly cash cost per unit                                                       $  25.33      $  26.60
Proportionate capital expenditures (7)                                           $    173      $    135
=======================================================================================================

INTERNATIONAL OPERATIONS
Cellular POPs (3)(4)                                                              143,014       122,438
Cellular subscribers (4)                                                            6,599         3,589
Cellular subscriber net adds in period, excluding acquisitions                        719           454
Monthly average revenue per unit                                                 $  51.98      $  62.06
Monthly cash cost per unit                                                       $  30.66      $  36.68
Proportionate capital expenditures (7)                                           $    214      $    155
=======================================================================================================

U.S. PAGING OPERATIONS (8)
Total paging units in service (4)                                                   3,468         3,140
Paging units in service net adds in period, excluding acquisitions                     46            39
Capital expenditures (6)                                                         $     17      $     18
=======================================================================================================

Footnotes:

(1) The table reflects operating data of systems in which the Company owns an interest, multiplied by the Company's ownership interest, exclusive of cost-based investments and certain equity-based investments that are not material to the information presented.

(2) PCS data relates to PrimeCo Personal Communications, L.P. ("PrimeCo"), a U.S. personal communications services ("PCS") business in which the Company had a 50% interest as of March 31, 1999 and a 25% interest at March 31, 1998. Because PrimeCo does not own 100% of all its markets, the Company's proportionate interest in PrimeCo's results is slightly less than 50%. Beginning in 1999, PCS data is included with the Company's U.S. Cellular data. 1998 information has been adjusted to conform to this presentation.

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

(6)     Reflects GAAP-basis operating data for the three months ended March 31.

(7) "Proportionate capital expenditures" are expenditures for property, plant, and equipment of each system in which the Company owns an interest multiplied by the Company's ownership interest.

(8) U.S. Paging Operations are wholly owned by the Company and include operations in Canada which are not material to the information presented.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis for AirTouch Communications, Inc., together with its subsidiaries and partnerships (collectively, the "Company" or "AirTouch"), focuses on material changes in financial condition from December 31, 1998, and in results of operations for the quarters ended March 31, 1999 and 1998. Please read the following discussion and analysis with management's discussion and analysis included in the Company's 1998 Annual Report on Form 10-K and with the Company's Consolidated Financial Statements and accompanying Notes included herein.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

In addition to historical information, this Management's Discussion and Analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are often identified by the words "estimate," "project," "intend," "plan," "expect," "believe," or similar expressions. These statements are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include: a change in economic conditions in the various markets served by the Company's operations, which would adversely affect the level of demand for wireless services; intensified competitive activity requiring reduced pricing or new product offerings or resulting in an increased rate of customers terminating service ("churn"), slower customer growth as customers choose to receive service from other providers, and higher customer selling costs; declining average revenue per customer due to declining rates; growth in customers and usage driving increased investment in network capacity; the impact of new business opportunities requiring significant up-front investments; the impact on capital spending from the deployment of new technologies; the possibility that technologies will not perform according to expectations or that vendor performance will not meet requirements; and higher than anticipated costs associated with correcting the year 2000 issue.

These and other factors related to the business are described in the Company's Securities and Exchange Commission ("SEC") filings, including its Form 10-K under "Investment Considerations." Readers are cautioned not to place undue reliance on these forward-looking statements, which are valid as of the date of this filing. The Company has no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.


VODAFONE MERGER

On January 15, 1999, AirTouch and Vodafone Group Plc ("Vodafone") announced a definitive agreement to merge. Under the terms of the definitive agreement, which has been unanimously approved by each company's Board of Directors, owners of AirTouch common stock will be entitled to receive five Vodafone ordinary shares in the form of 0.5 of a Vodafone American Depository share and $9 in cash, without interest, for each share of AirTouch common stock held at closing. In April 1999, the Company received an Internal Revenue Service private letter ruling affirming that the terms of the proposed merger transaction will satisfy a key requirement for a tax-free merger between a foreign and U.S. company.

On April 22, 1999, the Company filed a proxy statement related to the merger. The proxy statement was subsequently mailed to the shareholders of AirTouch in preparation for a shareholder meeting scheduled May 28, 1999. The merger is subject to the approval of the stockholders of Vodafone and AirTouch and customary government and regulatory authority approvals. The merger is expected to close in June or July 1999, but no earlier than June 23, 1999, the date of a United Kingdom court hearing to confirm Vodafone's reduction of share capital in connection with the redenomination of its ordinary share capital into U.S. Dollars prior to the merger. For more details of the merger, please see the Company's Current Report on Form 8-K filed January 19, 1999 and the above mentioned proxy statement.


RESULTS OF OPERATIONS

The following discussions compare the results of operations for the quarter ended March 31, 1999, to the quarter ended March 31, 1998. The operating results of the periods discussed below are not necessarily indicative of operating results in future periods.

Consolidated Results of Operations

Net income increased primarily due to the growth in earnings from the Company's unconsolidated wireless systems, the one-time gain from the sale of securities, and the one-time gain from the sale of PrimeCo's Hawaii wireless system. See "Consolidated Results of Operations - 1999 vs. ProForma 1998," for further discussion.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


Consolidated operating revenues and operating income increased primarily due to the consolidation of the cellular businesses acquired from MediaOne Group, as well as subscriber growth in the U.S. and international cellular markets. Increased demand for wireless services worldwide drove subscriber growth.

Equity in net income of unconsolidated wireless systems increased primarily due to the strong operating results of the Company's unconsolidated international wireless systems, the gain from PrimeCo's sale of its Hawaii market, and increased profitability at CMT Partners. Increased ownership from 25% to 50% in the operating losses of PrimeCo, due to the MediaOne Group merger, partially offset the increase. These increases are discussed in the U.S.
cellular and international sections.

The Company's unconsolidated ventures distributed $19 million of cash dividends during the quarter ended March 31, 1999, as compared to $16 million during the quarter ended March 31, 1998.

Interest expense and preferred dividends increased primarily due to debt and redeemable preferred stock issued in connection with the MediaOne Group merger.

Consolidated Results of Operations - 1999 vs. Pro Forma 1998

The consolidated operating results for the quarter ended March 31, 1999, were not comparable to the results for the quarter ended March 31, 1998, because 1999's results included the operating revenues and expenses of the cellular businesses acquired from MediaOne Group, and increased operating losses attributable to the ownership increase from 25% to 50% of PrimeCo.

Given the significance of this transaction, the Company believes it is more meaningful to discuss 1999's operating results as compared to 1998's results on a pro forma basis, as if the transaction had occurred on January 1, 1998. The following discussion is based on the pro forma results presented in the following table. The 1998 pro forma results of operations were not necessarily indicative of the results of operations of the Company that would have actually occurred if the merger had taken place on January 1, 1998.

Consolidated Results of Operations (GAAP Basis)

=============================================================
                                          Three Months Ended
                                               March 31
                                        ---------------------
(Unaudited)                             Actual      Pro Forma
(Dollars in millions)                    1999          1998
-------------------------------------------------------------
Operating revenues                      $ 1,426       $ 1,300
-------------------------------------------------------------
Operating expenses
  before depreciation
  and amortization expenses                 885           781
Depreciation and
  amortization expenses                     275           252
-------------------------------------------------------------
  Total operating expenses                1,160         1,033
-------------------------------------------------------------
Operating income                            266           267
Equity in net income (loss) of
  unconsolidated wireless systems           162            41
Minority interests in net (income)
  of consolidated wireless systems          (45)          (52)
Interest and miscellaneous income            30           (36)
-------------------------------------------------------------
Income before income taxes
  and preferred dividends                   413           220
Income taxes                                121            70
-------------------------------------------------------------
Income before preferred dividends           292           150
Preferred dividends                          35            35
-------------------------------------------------------------
Net income applicable to
  common stockholders                   $   257       $   115
=============================================================


Net income increased 124% due to strong operating results from the Company's consolidated and unconsolidated wireless systems, the one-time gain from the sale of securities, and the one-time gain from the sale of PrimeCo's Hawaii wireless system. Without the one-time gains, net income would have increased 75%. The strong operating results were due to substantial subscriber growth in the Company's international and U.S. cellular operations.

Consolidated operating revenues increased 10%, while consolidated operating income remained flat. The increased operating revenues were primarily the result of substantial subscriber growth in the Company's international and U.S. cellular markets. See further discussion in the following U.S. cellular and international sections.

The equity in net income of unconsolidated wireless systems increased primarily due to strong subscriber growth in the Company's unconsolidated international ventures. Increased profitability at CMT Partners and decreased losses at PrimeCo also contributed to the increase. These increases are discussed in the U.S. cellular and international sections.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


As discussed in management's discussion and analysis included in the Company's 1998 Annual Report on Form 10-K, the effective rate calculated by dividing "Income taxes" by "Income before income taxes and preferred dividends" is not a meaningful measure of the Company's income tax trends. After deducting the equity in net income of unconsolidated international wireless systems for which no U.S. taxes were provided, the normalized rate was 43% for the three months ended March 31, 1999, compared to 45% for the three months ended March 31, 1998.


U.S. Cellular Operations

Discussions of results of operations for U.S. cellular include equity losses in PrimeCo.

As previously discussed, the Company believes it is more meaningful to compare the results of the quarter ended March 31, 1999, with the pro forma results of the quarter ended March 31, 1998, as presented in the following table.


U.S. Cellular Operating Results (GAAP Basis)

===============================================================
                                      Three Months Ended
                                             March 31
                                -------------------------------
                                      Actual          Pro Forma
(Unaudited)                     ------------------    ---------
(Dollars in millions)            1999        1998        1998
---------------------------------------------------------------
Service and other revenues      $  981      $  617       $  933
Equipment sales                     62          30           55
---------------------------------------------------------------
Operating revenues               1,043         647          988
---------------------------------------------------------------
Operating expenses before
  depreciation and
  amortization expenses            628         359          562
Depreciation and
   amortization expenses           222          98          204
---------------------------------------------------------------
Operating income                $  193      $  190       $  222
===============================================================

Equity in net income of
  unconsolidated
  wireless systems              $   --      $   (4)      $  (40)
===============================================================


The 5% increase in the Company's U.S. cellular service and other revenues was primarily due to the 16% annual growth in subscribers, partially offset by a decrease in the average revenue per customer. Average revenue per customer (excluding revenue from equipment sales) decreased 10% compared to the quarter ended March 31, 1998. Although average revenue per customer decreased, it did so at a slower rate than the first quarter in 1998, as usage per customer increased 16%. Usage increased in the past year in response to lower per minute rates available through bundled minute plans (subscribers pay a fixed monthly fee for access and a fixed number of minutes) and the increased availability of digital handsets, which have longer battery lives and offer additional features that are attractive to subscribers. Revenue per minute of use decreased 22% compared to the first quarter 1998. Decreases in both average revenue per customer and average revenue per minute were a result of rate reductions and discounts offered to new and existing customers in response to increased competition.

Competition continues to be intense. The Company anticipates that such competition will lead to continued price reductions resulting in lower revenue per minute of use and lower average revenue per customer. However, lower prices and other factors are leading to an increase in usage as customers shift their calling from landline to wireless networks. The Company's outlook for the wireless industry is continued strong demand and an expanding market. The Company intends to fully pursue this growth opportunity by positioning itself as the wireless communications provider that delivers superior service to customers.

The Company offers choice of service and handset pricing that is designed to be attractive to customers in different market segments and that is competitive with other wireless service providers. During the quarter, the Company achieved approximately one-third of its net gains from the re-launched prepaid program. Customers can buy prepaid service in fixed dollar increments. Prepaid programs extend service to customers who wish to obtain cellular service at a fixed price and to customers without a credit history. Prepaid programs allow the Company to provide this service in a cost effective way. Prepaid subscribers are a very small but growing part of the subscriber base.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


Another trend in the U.S. wireless industry is to offer one rate plans, which include roaming and long distance at no extra charge. The Company has responded with various pricing plans including plans which offer roaming at no extra charge. The industry's one rate plans have increased roaming activity within the U.S. wireless industry. As the Company and other wireless operators seek to be profitable with these one rate plans, reciprocal roaming rates between wireless operators will continue to be negotiated resulting in lower rates. For the three months ended March 31, 1999, the Company's roaming-in revenues remained at approximately 9% of service and other revenue, as increased roaming-in traffic offset rate reductions. During the first quarter of 1999, net roaming-out expense increased as reductions in roaming rates were more than offset by the increased volume in roaming-out traffic.

The Company is focused on maximizing roaming activity with its partners with whom it has favorable roaming agreements. The Company will manage roaming activity by utilizing technology that is expected to be available in the near term. Such technology includes the ability to pre-program handsets with preferred roaming carriers and tri-mode handsets, which will allow roaming by the Company's cellular customers on its PCS networks.

The operating cash flow margin (operating margins excluding the effect of depreciation and amortization expenses) decreased for the quarter ended March 31, 1999, compared to the same period in 1998. The 4% decrease in average cash cost per customer (including the loss on equipment sales) was less than the decrease in average revenue per customer, resulting in a lower margin. Approximately a third of the decrease in operating cash flow margin was attributable to the short-term increase in costs associated with the year 2000 remediation efforts and the transition cost of centralizing certain functions previously performed in multiple locations. The remaining margin decrease was primarily attributable to increased customer operations costs. The most significant component of the increased cost was the additional handset subsidies incurred to retain customers. Churn increased from the first quarter of 1998 to the first quarter of 1999 due to competition, but decreased from the fourth quarter of 1998 due to increased retention efforts. It is likely that the Company will continue to incur higher costs to keep its existing customers. The increased selling cost attributable to the larger volume of gains in the first quarter of 1999 relative to the first quarter of 1998, was mitigated by cost control efforts in other components of selling cost. Such decreases may not be sustainable over the long-term. Furthermore, additional year 2000 remediation costs will be incurred in the near-term. In the highly competitive U.S. wireless market, there can be no assurance that the Company's U.S. cellular operations will not experience further decreases to its operating cash flow margin.

Depreciation and amortization expenses increased 9%. The increase was primarily due to depreciation of larger property, plant, and equipment balances associated with the continued build-out of the Company's cellular networks. See the "Consolidated Expenditures" section for additional discussion regarding the Company's capital expenditures.

The equity in net loss of unconsolidated wireless systems decreased primarily due to stronger operating results of CMT Partners and reduced net losses from PrimeCo. Stronger operating results at CMT Partners were driven by growth in subscribers, higher roaming-in revenues, and increased operating margin. Decreased losses at PrimeCo were attributable to both the one-time gain from the sale of the Hawaii market as well as improving economies of scale, driven by growth in subscribers. The Company's equity investees are impacted by similar industry trends and competitive forces as the Company's consolidated markets.

AirTouch and Bell Atlantic Mobile are equal partners in PrimeCo, whose markets complement the existing U.S. cellular operations of the partners. Bell Atlantic stated in a proxy statement dated April 13, 1999, that upon completion of the Vodafone/ AirTouch merger, Bell Atlantic intends to exercise its option to dissolve PrimeCo and divide PrimeCo's properties with AirTouch in accordance with procedures contained in the PrimeCo partnership agreement. The Company does not believe that such a dissolution would have a material adverse effect on the Company's results of operations.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


U.S. Paging Operations

All U.S. paging markets are wholly owned by the Company.

 U.S. Paging Operating Results (GAAP Basis)

=======================================================
                                    Three Months Ended
 (Unaudited)                              March 31
                                    -------------------
(Dollars in millions)                1999         1998
-------------------------------------------------------
Service and other revenues          $   99       $   88
Equipment sales                         11           10
-------------------------------------------------------
Operating revenues                     110           98
-------------------------------------------------------
Operating expenses before
  depreciation and
  amortization expenses                 78           68
Depreciation and
   amortization expenses                20           19
-------------------------------------------------------
Operating income                    $   12       $   11
=======================================================
Operating cash flow (a)             $   32       $   30
Operating cash flow margin (b)        29.1%        30.6%
=======================================================

(a) "Operating cash flow" is "Operating income" plus "Depreciation and amortization expenses" and is not the same as "Cash flows from operating activities."

(b) "Operating cash flow margin" in the GAAP presentation above differ from the same margins presented in "Selected Proportionate Financial Data" because costs of equipment sales are included in operating expenses in this presentation in accordance with GAAP. Such costs are treated as a reduction to "Service and other revenues" in the proportionate presentation for U.S. paging.

Operating revenues increased 12% primarily due to a 10% annual growth in paging units in service and a 2% increase in the average revenue per unit in service. The Company's U.S. paging operations were able to increase units in service and average revenue per unit in line with the Company's strategy of shifting growth to the higher revenue retail and direct channels away from the reseller channel. The operating margin remained constant for the quarters ended March 31, 1998, and 1999. Operating cash flow margin (operating margin excluding the effect of depreciation and amortization) declined slightly for the quarter ended March 31, 1999.

During the quarter, the Company announced a multi-year strategic alliance with PageMart Wireless, Inc. The Company will market PageMart's Internet Protocol Advanced Messaging Network nationwide by mid-May. Advanced messaging systems increase capability for alphanumeric paging, acknowledgement paging, and the use of the internet for messaging. The nationwide and three regional narrowband PCS licenses that the Company holds will allow the Company to offer its own value-added services. The strategic alliance with PageMart allows for sharing of certain capital and operating expenses related to the build-out of narrowband networks, which will significantly lower costs for both parties.


International Operations

 International Operating Results (GAAP Basis)

==================================================
                                Three Months Ended
(Unaudited)                          March 31
                                ------------------
(Dollars in millions)            1999        1998
--------------------------------------------------
Service and other revenues      $  255      $  198
Equipment sales                     19          15
--------------------------------------------------
Operating revenues                 274         213
--------------------------------------------------
Operating expenses before
  depreciation and
  amortization expenses            178         134
Depreciation and
   amortization expenses            31          25
--------------------------------------------------
Operating income                $   65      $   54
==================================================

Equity in net income of
  unconsolidated
   wireless systems             $  162      $   81
==================================================

The Company's consolidated wireless systems are Europolitan in Sweden and Telecel in Portugal.

The Company's consolidated and unconsolidated international wireless systems include operations in certain countries that are less mature than the Company's U.S. cellular operations (not including PrimeCo). As the operations have matured, the portion of the Company's operating results and profits contributed by the international consolidated and unconsolidated international wireless systems have increased. For the three months ended March 31, 1999, the consolidated international wireless operations were 19% of the Company's operating revenues as compared to 16% for the same period in 1998, and 24% of the Company's operating income as compared to 20% for 1998.

Operating revenues for the Company's international wireless operations increased 29%. The increase was primarily due to a 61% annual growth in subscribers. Prepaid customers represented 81% of the annual growth and 54% of total combined subscribers as of March 31, 1999. Prepaid pricing plans have created a convenient and inexpensive way for customers to obtain wireless service by eliminating monthly access or service charges. In addition to revenues generated directly from subscribers, international ventures generate revenue from non-subscribers since all incoming calls to subscribers are billed to the person originating the call. This billing practice is commonly referred to as

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


calling party pays. The increase in operating revenues resulting from the subscriber growth was partially offset by a 23% decrease in average revenue per customer.

Operating cash flow margin decreased 2% primarily due to the vigorous competition from a new competitor in Portugal, which launched service in the fourth quarter of 1998. This has led to decreased prices as well as increased costs related to replacing customers lost to higher churn and offering more incentives to maintain its higher revenue postpaid customers.

Depreciation and amortization expenses increased 24%. The increase was due to depreciation of larger property, plant, and equipment balances associated with the continued build-out of Europolitan and Telecel's cellular networks. The Company will continue to spend significant capital during the remainder of 1999 to increase capacity in line with the increased usage driven by subscriber growth. Consequently, depreciation and amortization expenses will continue to increase.

Equity in net income of international unconsolidated wireless systems increased 100%. This significant increase was primarily due to strong subscriber growth and increased profitability as more ventures benefited from economies of scale. The increase would have been 82% without the favorable impacts of foreign currency exchange rates. The most significant contributor to the Company's equity earnings was Mannesmann Mobilfunk GmbH ("Mannesmann"), the German wireless system operated by Mannesmann AG. Mannesmann subscribers increased approximately 60% as compared to March 31, 1998, as competition drove prices lower and stimulated demand. Mannesmann recently announced further rate decreases for certain price plans which will go into effect during the second quarter. Competition has responded, but Mannesmann continues to innovate with new products and promotions designed to stimulate demand.

The Company's international operations, including those operated by its joint venture partners, face increasing competition, especially in Europe, as competitors launch new service. Competition has driven prices down and stimulated demand. Until recently, the Company's international ventures have seen increased margins from reduced average cash cost per customer as the ventures reaped greater benefits from economies of scale, low churn, and lower selling costs per customer. However, with competitors aggressively lowering prices, there can be no assurance that the Company's consolidated and unconsolidated international systems' margins will not decrease from current levels.


CONTINGENCIES

The Company is party to various legal proceedings, including certain antitrust litigation. See Note G, "Contingencies," to the Consolidated Financial Statements on page 9.

Year 2000 Readiness Disclosure

The discussion below is an update to the year 2000 discussion included under Contingencies in "Management's Discussion and Analysis" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and should be read in conjunction with that discussion.

State of Readiness

The Company has substantially completed phases one, two, and three of its plan. Phase four is approximately 85% complete and is on target to be substantially completed by mid-1999. The Company is also conducting phase five work and is on target for substantial completion by mid-1999. If the Company discovers that certain components have not been sufficiently modified, then it will have to repeat phases two through five with respect to such components.

Based on the current progress of the Company's year 2000 efforts and on the assumption that third parties will meet their commitments, the Company believes that it can prevent serious disruption to the mission critical systems of its consolidated markets.

Dependence on Third Parties

The Company has taken an active role with industry groups to develop procedures to test the interconnection among different wireless networks and between certain wireless networks and landline telecommunications networks. A set of successful tests led by the Cellular Telecommunications Industry Association took place at the end of 1998 and during the first part of 1999. Test results can be obtained from the Cellular Telecommunications Industry Association.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


Costs

The Company incurred approximately $30 million in incremental consolidated pre-tax expenses through the end of 1998 for the year 2000 program. Prior to 1999, the Company did not comprehensively track non-incremental costs, which consist primarily of time spent on year 2000 efforts by employees not dedicated to the year 2000 project. The Company incurred $10 million of total pre-tax expenses during the first quarter of 1999. The Company plans to incur an additional $40 million in total pre-tax expenses in 1999. These expenses should cover development and implementation of the business continuity plan for year 2000 as well as the remaining integration testing and implementation activities. Additionally, the Company will incur capitalized costs that represent ongoing investments in new systems and system upgrades, the timing of which is being accelerated in order to facilitate year 2000 compliance. These capitalized costs are not expected to have a material impact on the Company's financial position or results of operations. The Company's cost estimate assumes that the Company and its third party suppliers have accurately assessed the compliance of the components and systems for which they are responsible and that they will successfully remediate non-compliant components and systems. Because of the complexity of year 2000 remediation, actual costs may vary from this estimate.

Business Continuity Plans

The Company's business continuity plan is currently under development for year 2000 issues. The Company believes that the most reasonably likely worst case scenario resulting from the change of the millennium with respect to the Company's own systems is that, despite the Company's remediation and testing efforts, certain system components could malfunction and temporarily disrupt wireless service in some of the Company's service areas. The Company will have teams of technicians and programmers standing by in the days following December 31, 1999, to troubleshoot and fix any such problems. The Company believes that any such disruptions will be limited and temporary and will not have a material adverse effect on the Company's overall operations.

The Company believes that the most reasonably likely worst case scenario with respect to systems maintained by third parties is that the other telecommunications systems with which the Company's systems interconnect such as the landline and long-distance systems or the power systems that supply power to the Company's systems could malfunction, which would disrupt the Company's ability to provide wireless service until such systems are restored. The Company is not currently aware of any evidence that such a failure is likely to occur in any of its service areas. However, the Company is currently establishing relationships with these service providers and implementing escalation policies in the event that any such failures do occur.

Market Risk

Please see the Contingencies section of the Company's 1998 Annual Report on Form 10-K for a complete discussion and analysis of the Company's market risks. These risks include unfavorable movements in interest rates and foreign currency exchange rates. The Company does not anticipate any near-term changes in the nature of its market risk exposures or in management's objectives and strategies with respect to managing such exposures.

Interest and Foreign Exchange Rate Risks

As of March 31, 1999, the Company's financial instruments that are subject to interest and foreign currency exchange rate risks included debt and redeemable preferred stock with an aggregate fair value of $4,526 million and forward contracts with an aggregate positive market value of $42 million. This represents a slight decrease in the total aggregate value of approximately $45 million from December 31, 1998.

With respect to foreign exchange rate risk, the "value-at-risk" ("VAR") for the Company's debt instruments (including redeemable preferred stock at March 31, 1999) and forward contracts was $77 million at March 31, 1999, and $68 million at March 31, 1998. The corresponding interest rate risk VAR was $503 million at March 31, 1999, and $50 million at March 31, 1998.

Merger Costs

As disclosed in the April 22, 1999, proxy statement related to the merger, under "Fees and Expenses," the Company will incur certain merger related costs of approximately $70 million. Most of the anticipated costs are contingent upon the completion of the merger which is expected to be in June or July 1999, but no earlier than June 23, 1999. To the extent these merger costs are incurred, they will substantially dilute the Company's earnings in the quarter in which the merger closes, and reduce cash flows in the quarter in which they are paid.

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

Capital Spending, Debt Service, Net Distribution, and Dividend Requirements for the First Three Months of 1999

The Company spent $262 million during the first three months of 1999 for additions to property, plant, and equipment primarily to increase its cellular and paging network system capacity. The Company invested an additional $220 million during the first three months of 1999 to expand and build-out the cellular and PCS networks, to purchase additional interests in Omnitel Pronto Italia, S.p.A., and to fund other capital requirements related to its unconsolidated systems. Cash payments for debt service during the first three months of 1999 amounted to approximately $44 million. The Company also paid $17 million in net distributions to holders of minority interests of its consolidated wireless systems and $35 million for preferred dividends during the first three months of 1999.

Other Requirements

In October 1997, the Company's Board of Directors authorized the repurchase of up to $1 billion of AirTouch common and preferred stock. As of March 31, 1999, the Company had cumulatively spent $244 million to repurchase its common stock under this authorization. The Company may continue to buy shares on the open market from time to time, based on market conditions.

Funding - First Three Months of 1999

Cash flows from operating activities of $341 million, proceeds from the issuance of commercial paper, long term debt, and proceeds from the exercise of stock options were the primary sources utilized to fund the above mentioned cash requirements. Cash flows from operations include distributions of $19 million received from unconsolidated equity investees.

Future Funding Requirements

Worldwide, the wireless industry continues to experience substantial subscriber growth as evidenced by increasing penetration. In the U.S., subscribers appear increasingly attracted to subscription plans that feature a large number of minutes for a fixed monthly fee. In the Company's international operations, new products and services, such as prepaid services, have resulted in tremendous subscriber growth. Finally, as competition spurs prices lower, wireline minutes are migrating to wireless carriers. All the above trends will result in increased wireless usage which in turn could put upward pressure on the capital required to expand the network infrastructures of the Company's consolidated and unconsolidated wireless systems.

The Company will continue to be required to make substantial expenditures in connection with its efforts to expand its existing wireless business and, potentially, to pursue opportunities to expand into new markets. For the remainder of 1999, U.S. and international requirements for capital expenditures and contributions to existing wireless systems are expected to be approximately $1.4 billion. This amount does not include expenditures for new investment opportunities.

Consolidated Expenditures

The Company plans to incur significant capital expenditures in its consolidated markets primarily to expand its digital wireless networks as subscribers and usage increase in both the U.S. and its consolidated international systems in Sweden and Portugal.

Although the Company will invest the majority of its future capital in digital technology, the Company believes that in the United States both analog and digital technologies will coexist until such time that technologies to bridge the different digital standards become widely available. The Company will maintain its analog networks to meet the continued demand for analog service and to allow roaming on its analog networks. Analog networks provide the only common roaming platform currently available throughout the United States.

The Company's existing U.S. and international operations were committed to spend approximately $110 million at March 31, 1999, for the acquisition of property, plant, and equipment. In addition to these commitments, the Company plans to make additional capital expenditures of approximately $910 million during the remainder of 1999 to increase the capacity of its existing wireless networks and to continue its expansion of CDMA digital technology. Included in the projected capital spending is the 1999 portion of the multi-year $500 million contract with Nortel Networks to expand and upgrade the Company's digital cellular networks. The Company is also committed to spend approximately $311 million at March 31, 1999, for the purchase of cellular handsets, pagers, and other items.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


Unconsolidated Wireless Systems

As of March 31, 1999, commitments for capital contributions to existing unconsolidated wireless systems were not significant. However, the Company plans to make additional capital contributions of approximately $138 million during the remainder of 1999 to certain of its existing U.S. and international unconsolidated wireless systems and to fund the continuing network build-out and operating losses of wireless systems that have not achieved sufficient scale.

In April 1999, the Company increased its ownership in its joint venture in South Korea, Shinsegi Mobile Telecommunication Co., Ltd., from 10.7% to 11.4%. The Company continually evaluates opportunities to increase its ownership interests in its existing international wireless systems and to acquire interests in new international wireless licenses, either of which could result in incremental capital commitments.

Financing Sources

The Company's commercial paper program consists of the sale of discounted notes that are exempt from registration under the Securities Act of 1933. In 1996, the Company's Board of Directors authorized the issuance of commercial paper in amounts necessary to finance the Company's working capital requirements. The amount outstanding under the commercial paper program, together with all indebtedness incurred under the Company's $2 billion long-term revolving credit facility (the "Facility"), may not exceed $2 billion. At March 31, 1999, the amount available for borrowing under the Facility was approximately $1.2 billion.

In April 1999, the Company and Vodafone arranged for a credit line from a banking syndicate for funding up to $10.5 billion. Such funding will be used to satisfy the cash portion of the planned merger as well as refinance existing indebtedness, support commercial paper issuance, and provide the combined company with working capital and funding for continued investment and general corporate purposes. Should the planned merger be completed, it is likely that the Facility will be refinanced under this new credit line.

Other financing sources available to the Company include various forms of debt and equity securities that may be registered with the SEC on Form S-3. As of April 22, 1999, the Company's has an effective registration statement permitting the issuance of an additional $800 million of securities.

In addition to these sources, the Company also has access to international capital markets.

Funding of Future Requirements

The Company anticipates cash flows from operations to be its primary source of funding for capital requirements of its existing operations, debt service, net distributions to its minority partners, and preferred dividends through the end of 1999. Cash flows from operations include distributions from unconsolidated equity partners, the timing of which the Company does not always control. Should additional funding be required due to the award of one or more new international cellular licenses, new investment opportunities, or other unanticipated events, the Company may raise the required funds through borrowings or public or private sales of debt or equity securities. Such funding may be obtained through borrowings under the Facility; through the Company's commercial paper program; from additional securities which may be issued from time to time under an effective registration statement; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing. The Company believes, that in the event of such requirements, it will be able to access the capital markets on terms and in amounts adequate to meet its objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in quantities or on terms favorable to the Company.

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AIRTOUCH COMMUNICATIONS, INC.:


We have reviewed the accompanying Consolidated Balance Sheet of AirTouch Communications, Inc. and subsidiaries ("Company") as of March 31, 1999 and the related Consolidated Statements of Income and of Cash Flows for the three-month periods ended March 31, 1999 and 1998. These Consolidated Financial Statements are the responsibility of the Company's management.

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

Our reviews were made for the purpose of expressing limited assurance on the Consolidated Financial Statements taken as a whole. The Selected Proportionate Financial Data ("Proportionate Financial Data") for the three-month periods ended March 31, 1999 and 1998 appearing on page 12 is presented for additional analysis and is not a required part of the basic financial statements. As discussed on page 11, the Proportionate Financial Data has been prepared by the Company to present financial information that, in the opinion of management, is not provided by financial statements prepared in conformity with generally accepted accounting principles. Such Proportionate Financial Data, prepared on the basis of presentation described on page 11, has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements. Based on our reviews, we are not aware of any material modifications that should be made to such information in relation to the basic Consolidated Financial Statements taken as a whole.

We previously audited in accordance with generally accepted auditing standards, the Consolidated Balance Sheet as of December 31, 1998, and the related Consolidated Statements of Income, of Stockholders' Equity, and of Cash Flows for the year then ended (not presented herein), and in our report dated March 1, 1999 we expressed an unqualified opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying Consolidated Balance Sheet information as of December 31, 1998, is fairly stated in all material respects in relation to the Consolidated Balance Sheet from which it has been derived.



/s/  PricewaterhouseCoopers LLP

San Francisco, California
May 12, 1999

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    See Footnote G, "Contingencies", in the Notes to Consolidated Financial Statements

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibits identified below are incorporated herein by reference as exhibits hereto.

        Exhibit
        Number      Description
        ------      -----------
        15.1        Letter of PricewaterhouseCoopers LLP Re:Unaudited Interim
                    Financial Information
        27          Financial Data Schedule

(b) Reports on Form 8-K:

        Date of Report:  January 15, 1999

               Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

        Date of Report:  January 19, 1999

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


Date:  May 12, 1999