Form 10-Q
period 1999-06-30
AIRTOUCH COMMUNICATIONS INC
filed 1999-08-09
CIK 904255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 1999

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



At August 6, 1999, 597,376,542 shares of common stock were outstanding.

                         AIRTOUCH COMMUNICATIONS, INC.
                          INDEX TO REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999


                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS:

              Consolidated Statements of Income......................................................    3

              Consolidated Balance Sheets............................................................    4

              Consolidated Statements of Cash Flows..................................................    5

              Notes to Consolidated Financial Statements.............................................    6

              Selected Proportionate Financial Data..................................................   12

              Selected Proportionate Operating Data..................................................   14


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ........................................................   15


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK ..........................................................................   25


         REPORT OF INDEPENDENT ACCOUNTANTS ..........................................................   26



                                           PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ..........................................................................   27

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................................................   27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............................................................   27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................................   27

ITEM 5.  OTHER INFORMATION ..........................................................................   28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........................................................   28

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                                   (Unaudited)                    (Unaudited)
                                                                                Three Months Ended              Six Months Ended
                                                                                      June 30                       June 30
                                                                             ------------------------      ------------------------
(Dollars in millions, except per share information)                             1999           1998          1999           1998
                                                                             ---------      ---------      ---------      ---------

Operating revenues                                                           $   1,484      $   1,348      $   2,910      $   2,306
                                                                             ---------      ---------      ---------      ---------
Operating expenses:
      Cost of revenues                                                             323            269            640            470
      Selling and customer operations expenses                                     464            379            890            640
      General, administrative, and other expenses                                  162            161            304            279
      Depreciation and amortization expenses                                       285            253            560            397
                                                                             ---------      ---------      ---------      ---------
Total operating expenses                                                         1,234          1,062          2,394          1,786
                                                                             ---------      ---------      ---------      ---------
Operating income                                                                   250            286            516            520
Equity in net income (loss) of unconsolidated wireless systems:
      U.S.                                                                           9            (13)             9            (17)
      International                                                                193             98            355            179
Minority interests in net (income) loss of consolidated wireless systems           (46)           (45)           (91)           (87)
Interest:
      Expense                                                                      (36)           (42)           (76)           (61)
      Income                                                                         4              9              6             15
Merger related costs                                                              (116)            --           (119)            --
Miscellaneous income (expense)                                                      21              3             92             (7)
                                                                             ---------      ---------      ---------      ---------
Income before income taxes and preferred dividends                                 279            296            692            542
Income taxes                                                                        98            116            219            195
                                                                             ---------      ---------      ---------      ---------
Income before preferred dividends                                                  181            180            473            347
Preferred dividends                                                                 34             33             69             47
                                                                             ---------      ---------      ---------      ---------
Net income applicable to common stockholders                                 $     147      $     147      $     404      $     300
                                                                             =========      =========      =========      =========

Net Income applicable to common stockholders - per share
      Basic                                                                  $    0.25      $    0.26      $    0.70      $    0.56
      Diluted                                                                $    0.25      $    0.25      $    0.68      $    0.55
                                                                             ---------      ---------      ---------      ---------
Weighted average shares outstanding (in thousands)                             578,088        568,856        576,075        539,140
                                                                             ---------      ---------      ---------      ---------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
AIRTOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                                                             (Unaudited)
                                                                                                               June 30   December 31
(Dollars in millions)                                                                                            1999        1998
                                                                                                               --------  -----------

ASSETS
Current assets:
 Cash and cash equivalents                                                                                     $     39    $     44
 Accounts receivable (net of allowance for uncollectibles of $70 and $65, respectively)                             739         724
 Inventories                                                                                                        128         143
 Other receivables                                                                                                  384         225
 Due from related parties                                                                                            24          59
 Other current assets                                                                                               145         120
                                                                                                               --------    --------
Total current assets                                                                                              1,459       1,315
Property, plant, and equipment, net                                                                               4,159       4,049
Investments in unconsolidated wireless systems                                                                    3,902       3,491
Intangible assets, net                                                                                            8,333       8,513
Deferred charges and other noncurrent assets                                                                        106         185
                                                                                                               --------    --------
Total assets                                                                                                   $ 17,959    $ 17,553
                                                                                                               --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade                                                                                       $    348    $    493
 Short-term borrowings                                                                                               12          72
 Current portion of long-term debt                                                                                   39          45
 Due to related parties                                                                                             126          --
 Other current liabilities                                                                                        1,064         925
                                                                                                               --------    --------
Total current liabilities                                                                                         1,589       1,535
Long-term debt                                                                                                    2,337       2,701
Deferred income taxes                                                                                             1,789       1,839
Deferred credits                                                                                                    161         152
                                                                                                               --------    --------
Total liabilities                                                                                                 5,876       6,227
                                                                                                               --------    --------
Commitments and contingencies
Minority interests in consolidated wireless systems                                                                 423         427
Class D and E redeemable preferred stock ($.01 par value; 1.65 million shares authorized,
 issued, and outstanding; redemption value of $1.65 billion)                                                      1,575       1,574
                                                                                                               --------    --------
Stockholders' equity:
 Preferred stock and additional paid-in capital ($.01 par value; 48.35 million shares authorized):
  Series A (7 million shares authorized, no shares issued or outstanding)                                            --          --
  6.00% Class B Mandatorily Convertible (no shares authorized, issued, or outstanding at
    June 30, 1999; 19 million shares authorized and 17.2 million shares issued and outstanding
    with a liquidation value of $552 at December 31, 1998)                                                           --         500
  4.25% Class C Convertible (13 million shares authorized; 8.6 million shares issued and outstanding with a liquidation value of $432 at June 30, 1999; 11.0 million shares issued and outstanding
    with a liquidation value of $551 at December 31, 1998)                                                             421      541
 Common stock and additional paid-in capital ($.01 par value; 1.1 billion shares authorized;
  597.4 million shares issued and outstanding at June 30, 1999; 576.8 million shares issued and 572.4 million
  shares outstanding [net of 4.3 million treasury shares at a cost of $207] at December 31, 1998)                 8,347       7,255
Retained earnings                                                                                                 1,427       1,023
Accumulated other comprehensive income                                                                             (110)          8
Deferred compensation                                                                                                --          (2)
                                                                                                               --------    --------
Total stockholders' equity                                                                                       10,085       9,325
                                                                                                               --------    --------
Total liabilities and stockholders' equity                                                                     $ 17,959    $ 17,553
                                                                                                               --------    --------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AIR TOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                                      (Unaudited)
                                                                                   Six Months Ended
                                                                                        June 30
                                                                                 --------------------
(Dollars in millions)                                                              1999         1998
---------------------                                                            --------     -------
Cash flows from operating activities:
  Income before preferred dividends                                              $  473     $   347
  Adjustments to reconcile income before preferred dividends for items currently not affecting operating cash flows:
      Depreciation, amortization, and other noncash items                           561         387
      Equity in net (income) loss of unconsolidated wireless systems               (364)       (162)
      Distributions received from equity investees                                  104          22
      Minority interest in net income (loss) of consolidated wireless systems        91          87
      Deferred income tax (benefit) expense                                          69          23
      Loss (gain) on sale of assets and telecommunications interests                (34)         --
      Changes in assets and liabilities, net of amounts acquired:
        Accounts receivable, net                                                    (29)        (19)
        Other current assets and receivables                                       (171)         18
        Deferred charges and other noncurrent assets                                 12         (12)
        Accounts payable and other current liabilities                              389         (26)
        Deferred credits and other liabilities                                      (73)         18
                                                                                 ------     -------
Cash flows from operating activities                                              1,028         683
                                                                                 ------     -------
Cash flows from investing activities:
  Investments in wireless systems                                                  (365)       (493)
  Proceeds from sale of wireless systems                                             57          --
  Additions to property, plant, and equipment                                      (546)       (456)
  Proceeds from sale of property, plant, and equipment                                7           8
  Proceeds from sale of available-for-sale securities                                89          --
  Other investing activities                                                         61           2
                                                                                 ------     -------
Cash flows from investing activities                                               (697)       (939)
                                                                                 ------     -------
Cash flows from financing activities:
  Proceeds from issuing long-term debt and commercial paper                         304       2,378
  Retirement of long-term debt and commercial paper                                (618)     (2,126)
  Net distributions to minority interests of consolidated wireless systems          (75)        (48)
  Proceeds from common shares issued                                                284          91
  Purchases of common stock                                                         (93)         (4)
  Increase (decrease) in short-term borrowings                                      (55)         19
  Payment of preferred stock dividends                                              (76)        (27)
  Other financing activities                                                         (6)         (4)
                                                                                 ------     -------
Cash flows from financing activities                                               (335)        279
                                                                                 ------     -------
Effect of exchange rate changes on cash and cash equivalents                         (1)          1
                                                                                 ------     -------
Net change in cash and cash equivalents                                              (5)         24
Beginning cash and cash equivalents                                                  44           1
                                                                                 ------     -------
Ending cash and cash equivalents                                                 $   39     $    25
                                                                                 ======     =======


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

With respect to the unaudited consolidated financial information of the Company as of June 30, 1999 and for the three- and six-month periods ended June 30, 1999 and 1998 included herein, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 6, 1999, appearing herein, states that they did not audit and they do not express an opinion on the unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of this Form 10-Q prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

B.  CHANGES FROM DECEMBER 31, 1998

ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. Consistent with the requirements of the statement, which has been subsequently amended by SFAS No. 137, the Company intends to adopt SFAS No. 133 effective January 1, 2001, if applicable. During the second quarter, the Company unwound all of its foreign currency forward contracts in anticipation of the Vodafone merger. There was no material impact on the Company's financial position or results of operations. Based on its hedging activities at June 30, 1999, the Company does not believe that the implementation of SFAS No. 133 will have a material adverse impact on its financial position or results of operations.


VODAFONE AIRTOUCH MERGER

On June 30, 1999, AirTouch completed its merger with Vodafone Group Plc ("Vodafone") and became a wholly owned subsidiary of Vodafone AirTouch Plc. Under the terms of the merger, owners of AirTouch common stock received five Vodafone AirTouch ordinary shares in the form of 0.5 of a Vodafone AirTouch American Depository Share and $9 in cash, without interest, for each share of AirTouch common stock held at closing. As a result of the merger Vodafone was renamed "Vodafone AirTouch Plc."

Concurrent with the closing of the merger, all existing AirTouch common shares were cancelled. Additionally, all outstanding Preferred B shares were mandatorily converted. In return the Company issued new common shares to Vodafone AirTouch Plc.

CHANGES IN FINANCING

The Company discontinued issuing new commercial paper during the second quarter in anticipation of its merger with Vodafone. Upon the completion of the merger, the Company's $2 billion credit facility was cancelled. The commercial paper remaining at June 30, 1999 was supported by Vodafone AirTouch Plc's $10.0 billion credit line with a syndicate of banks. During July, all remaining outstanding commercial paper was paid off with proceeds from a long-term intercompany loan with Vodafone AirTouch.

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

C.  EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated based on net income applicable to common stockholders divided by the weighted average common shares outstanding. Diluted EPS is calculated based on net income applicable to common stockholders divided by the sum of the weighted average common shares outstanding and any common stock equivalents. Common stock equivalents ("CSEs") related to stock options, determined using the treasury stock method, had a dilutive impact on EPS for the three and six months ended June 30, 1999 and 1998 and were included in the calculation of diluted EPS. CSEs related to Class B and Class C preferred stock, determined using the "if converted" method, had an anti-dilutive impact on EPS for the three and six months ended June 30, 1999 and 1998 and were not included in the calculation of EPS.

                                                                (Unaudited)                    (Unaudited)
                                                            Three Months Ended             Three Months Ended
                                                               June 30, 1999                  June 30, 1998
(Dollars in millions, except per share information;      ----------------------------  ------------------------------
     shares in thousands)                                Income    Shares   Per Share  Income      Shares   Per Share
                                                         -------   -------  ---------  ------      -------  ---------

Basic Earnings Per Share
Net income applicable to common stockholders             $   147   578,088   $  0.25   $  147      568,856   $  0.26
                                                                             =======                         =======
Effect of Dilutive Securities
Stock options                                                       17,304                           9,428
Diluted Earnings Per Share
Net income applicable to common stockholders             $   147   595,392   $  0.25   $  147      578,284   $  0.25
                                                         =======   =======   =======   ======      =======   =======

                                                                (Unaudited)                    (Unaudited)
                                                              Six Months Ended               Six Months Ended
                                                               June 30, 1999                  June 30, 1998
(Dollars in millions, except per share information;      ----------------------------  ------------------------------
     shares in thousands)                                Income    Shares   Per Share  Income      Shares   Per Share
                                                         -------   -------  ---------  ------      -------  ---------

Basic Earnings Per Share
Net income applicable to common stockholders             $   404   576,075   $  0.70   $  300      539,140   $  0.56
                                                                             =======                         =======
Effect of Dilutive Securities
Stock options                                                       18,059                           8,247
Diluted Earnings Per Share
Net income applicable to common stockholders             $   404   594,134   $  0.68   $  300      547,387   $  0.55
                                                         =======   =======   =======   ======      =======   =======

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

D.  SEGMENT INFORMATION

The following table presents the Company's business segment information for the three and six months ended June 30, 1999 and 1998. There has not been a change in the basis of segmentation or the basis of measurement of segment profit or loss for each of these segments from the Company's 1998 Annual Report on Form 10-K.


                                                                                     (Unaudited)
                                                                          Three Months Ended June 30, 1999
                                                     -----------------------------------------------------------------------------
                                                         U.S.                              U.S.         Corporate
                                                       Cellular      International       Paging            and               Total
(Dollars in millions)                                Operations(a)     Operations     Operations(b)     Other(c)          Company
                                                     -------------   -------------    -------------    ----------          -------

Operating revenues                                    $ 1,084          $   287          $   112         $      1           $ 1,484
Net income applicable to common stockholders          $    91          $   215          $     5         $   (164)          $   147

                                                                                     (Unaudited)
                                                                            Six Months Ended June 30, 1999
                                                     -----------------------------------------------------------------------------
                                                         U.S.                              U.S.         Corporate
                                                       Cellular      International       Paging           and               Total
(Dollars in millions)                                Operations(a)     Operations     Operations(b)     Other(c)           Company
                                                     -------------   -------------    -------------    ----------          -------

Operating revenues                                    $ 2,127          $   561          $   222         $     --           $ 2,910
Net income applicable to common stockholders          $   173          $   384          $    12         $   (165)          $   404
Total assets as of June 30, 1999                      $14,072          $ 3,320          $   476         $     91           $17,959

                                                                                     (Unaudited)
                                                                          Three Months Ended June 30, 1998
                                                     -----------------------------------------------------------------------------
                                                         U.S.                              U.S.         Corporate
                                                       Cellular      International       Paging           and               Total
(Dollars in millions)                                Operations(a)     Operations     Operations(b)     Other(c)           Company
                                                     -------------   -------------    -------------    -----------         -------

Operating revenues                                    $ 1,001          $   241          $   105         $      1           $ 1,348
Net income applicable to common stockholders          $    99          $   110          $     5         $    (67)          $   147


                                                                                     (Unaudited)
                                                                            Six Months Ended June 30, 1998
                                                     -----------------------------------------------------------------------------
                                                         U.S.                              U.S.         Corporate
                                                       Cellular      International       Paging           and               Total
(Dollars in millions)                                Operations(a)     Operations     Operations(b)     Other(c)           Company
                                                     -------------   -------------    -------------    ----------          -------

Operating revenues                                    $ 1,648          $   454          $   203         $      1           $ 2,306
Net income applicable to common stockholders          $   182          $   199          $    11         $    (92)          $   300
Total assets as of June 30, 1998                      $13,985          $ 2,808          $   473         $    (38)          $17,228

(a) U.S. Cellular Operations include equity losses in PrimeCo.

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

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

E.  COMPREHENSIVE INCOME

The Company's comprehensive income includes: income before preferred dividends; unrealized gains (losses) on available-for-sale securities; cumulative translation adjustments; and minimum pension liability adjustments. The Company's total comprehensive income was $135 million and $187 million for the three months ended June 30, 1999 and 1998, and $355 million and $347 million for the six months ended June 30, 1999 and 1998, respectively.

F.  INVESTMENTS IN UNCONSOLIDATED WIRELESS SYSTEMS

The Company's investments in unconsolidated wireless systems consist of the following:

                                  JUNE 30       DECEMBER 31
(Dollars in millions)               1999            1998
                                  -------       -----------
Investments at equity             $ 3,714         $ 3,344
Investments at cost                   188             147
                                  -------         -------
                                  $ 3,902         $ 3,491
                                  =======         =======

The Company's equity in net income of its significant equity investee at December 31, 1998, Mannesmann Mobilfunk GmbH ("Mannesmann") was $101 million and $67 million for the three months ended June 30, 1999 and 1998, and $196 million and $148 million for the six months ended June 30, 1999 and 1998, respectively. The Company's equity in net income of Mannesmann differs from its proportionate share of Mannesmann's reported net income in the table below primarily due to amortization of intangibles and other adjustments. Condensed operating results for Mannesmann is as follows:

                                          THREE MONTHS ENDED
                                               JUNE 30
                                      --------------------------
(Dollars in millions)                   1999               1998
                                      -------            -------
Mannesmann Mobilfunk GmbH
  Operating revenues                  $ 1,273            $   958
  Operating income                    $   522            $   400
  Net income                          $   226            $   173
                                      -------            -------


                                           SIX MONTHS ENDED
                                               JUNE 30
                                      --------------------------
(Dollars in millions)                   1999               1998
                                      -------            -------
Mannesmann Mobilfunk GmbH
  Operating revenues                  $ 2,470            $ 1,836
  Operating income                    $   999            $   765
  Net income                          $   432            $   330
                                      -------            -------

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

In July 1998, customers filed a complaint in Sacramento County Superior Court against the Company and other cellular and PCS carriers challenging the legality of certain billing practices and claiming that the practices are not adequately disclosed in the California markets. This case was subsequently dismissed with prejudice. The plaintiffs have filed an appeal. In August 1998, a complaint

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

was filed against PrimeCo, an unconsolidated subsidiary of the Company, in the Cook County Chancery Court. The plaintiffs are challenging the legality of certain billing practices and claiming that the practices are not adequately disclosed. The plaintiffs are seeking monetary damages and revisions of PrimeCo's billing practices. Also, in August 1998, a second complaint was filed against PrimeCo in the Cook County Chancery Court alleging certain deficiencies in PrimeCo's network performance. The plaintiffs are seeking monetary damages. These cases are in the preliminary phase. The Company is not currently able to assess the impact, if any, of these cases on its financial position or results of operations.

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

Bell Atlantic filed an action against the Company on January 15, 1999, in Federal Court seeking an injunction to void clauses of the TOMCOM, L.P. and PrimeCo partnership agreements, which restrict the partners' ability to compete against the partnerships. The Company has filed a counterclaim against Bell Atlantic for violations of the partnership agreements. On August 3, 1999, the matter was settled. The Company believes the outcome of this matter will not have an adverse impact on its financial position or results of operations.

In March 1999, a class action complaint on behalf of customers of AirTouch was filed in Los Angeles County Superior Court against the Company challenging the legality of the assessment of an early disconnection charge when a customer terminates service under a contract whose duration has been extended upon the acceptance of a new promotional offer. The plaintiffs are seeking injunctive relief and unspecified monetary damages, including disgorgement of monies obtained as a result of the alleged unlawful business practices. In June 1999, the Monterey District Attorney and City Attorney of Los Angeles filed a class action asserting identical claims. These cases are in the preliminary phase and the Company is not currently able to assess the impact, if any, on its financial position or results of operations.

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

In the ordinary course of business, the Company has issued letters of responsibility and letters of support for performance guarantees, refundable security deposits, and credit facilities of certain subsidiaries and affiliates providing varying degrees of recourse to the Company. At June 30, 1999, the Company's proportionate share under such arrangements was $219 million. The Company believes it is remote that it will be required to pay under these various arrangements.

                 AirTouch Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

H.  SUBSEQUENT EVENTS

On July 19, 1999, Vodafone AirTouch announced the signing of an agreement to purchase CommNet Cellular, Inc. for $764 million and the assumption of approximately $600 million of debt. The transaction is expected to close in approximately four to five months from the signing of the agreement.

On August 3, 1999, Vodafone AirTouch and Bell Atlantic Corporation ("Bell Atlantic") announced that they had entered into an agreement to dissolve PrimeCo Personal Communications and allocate the properties between the partners. Under the terms of the agreement, Vodafone AirTouch will take over the operations of five markets, Chicago, IL, Milwaukee, WI, and the Texas markets of Dallas, San Antonio, and Houston. Bell Atlantic will assume ownership of the five markets in the Richmond, VA, New Orleans, LA, and Florida markets of Jacksonville, Tampa, and Miami. This dissolution is expected to be completed by the end of 1999 or early next year, pending certain regulatory approvals and the completion of the necessary transitional steps. The Company will incur certain costs related to the dissolution, however, such costs are not expected to be material. Additionally, the Company does not believe that this dissolution will have a material adverse impact on the Company's financial position or results of operations.

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

In the United States, the Company is a joint and equal owner with AT&T in CMT Partners and with Bell Atlantic in PrimeCo, the Company's most significant U.S. equity investments. On August 3, 1999, Vodafone Air Touch and Bell Atlantic announced that they had entered into an agreement to dissolve PrimeCo and allocate the properties between the partners. Internationally, the degree of control of the Company's equity investees varies from venture to venture. Although the Company generally has significant contractual governance rights over these entities, it does not control them. No person owns a majority of any of the Company's international equity investees, with the exception of its investment in Germany, where Mannesmann AG is the majority owner; Italy, where Omnitel Sistemi Radiocellulari Italiani is the indirect majority owner; Belgium, where Belgacom is the majority owner; Romania, where Telesystem International Wireless is the majority owner; and India, where RPG Enterprises is the majority owner. In each of those investees, the Company, or in the case of Italy, the Company's majority owned venture, has significant contractual rights regarding approval of the business plan, which governs capital investments and use of cash flows.

SELECTED PROPORTIONATE FINANCIAL DATA (UNAUDITED)


                                                                              Three Months Ended    Six Months Ended
                                                                                   June 30              June 30
                                                                              ------------------   ------------------
(Dollars in millions)                                                           1999      1998       1999      1998
                                                                              --------  --------   --------  --------
Total Company
Service and other revenues                                                    $  2,297  $  1,798   $  4,416  $  3,153
Operating expenses before depreciation and amortization expenses(1)              1,400     1,090      2,685     1,898
                                                                              --------  --------   --------  --------
Operating cash flow(2)                                                             897       706      1,731     1,255
Depreciation and amortization expenses                                             395       335        790       551
                                                                              --------  --------   --------  --------
Operating income                                                                   502       373        941       704
Interest and other income (expenses)                                              (133)      (33)       (91)      (67)
Income taxes                                                                      (188)     (160)      (377)     (290)
                                                                              --------  --------   --------  --------
Income before preferred dividends                                                  181       180        473       347
Preferred dividends                                                                 34        33         69        47
                                                                              --------  --------   --------  --------
Net income applicable to common stockholders                                  $    147  $    147   $    404  $    300
                                                                              ========  ========   ========  ========
Operating cash flow margin(3)                                                     39.1%     39.4%      39.2%     39.8%
                                                                              ========  ========   ========  ========

U.S. Cellular and PCS Operations(4)
Service and other revenues                                                    $  1,116  $    992   $  2,167  $  1,63
Operating expenses before depreciation and amortization expenses(1)                673       560      1,319       922
                                                                              --------  --------   --------  --------
Operating cash flow(2)                                                             443       432        848       710
Depreciation and amortization expenses                                             261       228        512       341
                                                                              --------  --------   --------  --------
Operating income                                                              $    182  $    204   $    336  $    369
                                                                              ========  ========   ========  ========
Operating cash flow margin(3)                                                     39.7%     43.5%      39.1%     43.5%
                                                                              ========  ========   ========  ========

International Operations
Service and other revenues                                                    $  1,079  $    713   $  2,047  $  1,339
Operating expenses before depreciation and amortization expenses(1)                629       436      1,200       806
                                                                              --------  --------   --------  --------
Operating cash flow(2)                                                             450       277        847       533
Depreciation and amortization expenses                                             112        86        233       167
                                                                              --------  --------   --------  --------
Operating income                                                              $    338  $    191   $    614  $    366
                                                                              ========  ========   ========  ========
Operating cash flow margin(3)                                                     41.7%     38.8%      41.4%     39.8%
                                                                              ========  ========   ========  ========

U.S. Paging Operations(5)
Service and other revenues(6)                                                 $    102  $     92   $    202  $    181
Operating expenses before depreciation and amortization expenses                    72        62        140       121
                                                                              --------  --------   --------  --------
Operating cash flow(2)                                                              30        30         62        60
Depreciation and amortization expenses                                              20        19         40        38
                                                                              --------  --------   --------  --------
Operating income                                                              $     10  $     11   $     22  $     22
                                                                              ========  ========   ========  ========
Operating cash flow margin(3)                                                     29.4%     32.6%      30.7%     33.1%
                                                                              ========  ========   ========  ========

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

(4) PCS data relates to PrimeCo Personal Communications, L.P. ("PrimeCo"), a U.S. personal communications services ("PCS") business in which the Company had a 50% interest at June 30, 1999 and 1998. Because PrimeCo does not own 100% of all its markets, the Company's proportionate interest in PrimeCo's results is slightly less than 50%. Beginning in 1999, PCS data is included with the Company's U.S. Cellular data. 1998 information has been adjusted to conform to this presentation.

(5) U.S. Paging Operations are wholly owned by the Company and include operations in Canada which are not material to the information presented.

(6)  Includes any gain or loss on equipment sales.

SELECTED PROPORTIONATE OPERATING DATA (UNAUDITED)(1)

---------------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended    Six Months Ended
                                                                                    June 30              June 30
                                                                              ------------------   ------------------
(Dollars in millions, except per unit data and operating data in thousands)     1999      1998       1999      1998
                                                                              --------  --------   --------  --------
Total Company
Cellular and PCS POPs(2)(3)(4)                                                 239,832   235,738    239,832   235,738
Cellular and PCS subscribers(2)(4)                                              16,347    11,734     16,347    11,734
Paging units in service(4)(5)                                                    3,579     3,317      3,579     3,317
Total proportionate customers(4)                                                19,926    15,051     19,926    15,051
Cellular and PCS subscriber net adds in period, excluding acquisitions(2)        1,063       870      2,135     1,524
Capital expenditures and capital calls, excluding acquisitions(6)             $    487  $    323   $    862  $    588
Proportionate capital expenditures(7)                                         $    619  $    378   $  1,026  $    692
                                                                              ========  ========   ========  ========
U.S. Cellular and PCS Operations(2)
Cellular and PCS POPs(2)(3)(4)                                                  96,480    97,080     96,480    97,080
Cellular and PCS subscribers(2)(4)                                               8,951     7,572      8,951     7,572
Cellular and PCS subscriber net adds in period, excluding acquisitions(2)          285       297        638       497
Monthly average revenue per unit                                              $  42.23  $  45.44   $  41.73  $  46.05
Monthly cash cost per unit                                                    $  25.47  $  25.65   $  25.40  $  26.02
Proportionate capital expenditures(7)                                         $    306  $    197   $    479  $    332
                                                                              ========  ========   ========  ========
International Operations
Cellular POPs(3)(4)                                                            143,352   138,658    143,352   138,658
Cellular subscribers(4)                                                          7,396     4,162      7,396     4,162
Cellular subscriber net adds in period, excluding acquisitions                     778       573      1,497     1,027
Monthly average revenue per unit                                              $  51.54  $  61.42   $  51.75  $  61.72
Monthly cash cost per unit                                                    $  30.05  $  37.56   $  30.34  $  37.15
Proportionate capital expenditures(7)                                         $    284  $    148   $    498  $    303
                                                                              ========  ========   ========  ========
U.S. Paging Operations(8)
Total paging units in service(4)                                                 3,511     3,228      3,511     3,228
Paging units in service net adds in period, excluding acquisitions                  43        88         89       127
Capital expenditures(6)                                                       $     20  $     20   $     37  $     38
                                                                              ========  ========   ========  ========

FOOTNOTES:

(1) The table reflects operating data of systems in which the Company owns an interest, multiplied by the Company's ownership interest, exclusive of cost-based investments and certain equity-based investments that are not material to the information presented.

(2) PCS data relates to PrimeCo Personal Communications, L.P. ("PrimeCo"), a U.S. personal communications services ("PCS") business in which the Company had a 50% interest at June 30, 1999 and 1998. Because PrimeCo does not own 100% of all its markets, the Company's proportionate interest in PrimeCo's results is slightly less than 50%. Beginning in 1999, PCS data is included with the Company's U.S. Cellular data. 1998 information has been adjusted to conform to this presentation.

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

(6) Reflects GAAP-basis operating data for the respective three- and six-month periods ended June 30.

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

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis for AirTouch Communications, Inc., and Subsidiaries (the "Company" or "AirTouch"), focuses on material changes in financial condition from December 31, 1998, and in results of operations for the three- and six-month periods ended June 30, 1999 and 1998. Please read the following discussion and analysis with management's discussion and analysis included in the Company's 1998 Annual Report on Form 10-K and with the Company's Consolidated Financial Statements and accompanying Notes included herein.

-------------------------------------------------------------------------------
"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

In addition to historical information, this Management's Discussion and Analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are often identified by the words "estimate," "project," "intend," "plan," "expect," "believe," or similar expressions. These statements are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include: the ability of Vodafone AirTouch to achieve the anticipated cost savings or revenue enhancements following the merger, a change in economic conditions in the various markets served by the Company's operations, which would adversely affect the level of demand for wireless services; intensified competitive activity requiring reduced pricing or new product offerings or resulting in an increased rate of customers terminating service ("churn"), slower customer growth as customers choose to receive service from other providers, and higher customer selling costs; declining average revenue per customer due to declining rates; growth in customers and usage driving increased investment in network capacity; the impact of new business opportunities requiring significant up-front investments; the impact on capital spending from the deployment of new technologies; the possibility that technologies will not perform according to expectations or that vendor performance will not meet requirements; and higher than anticipated costs associated with correcting the year 2000 issue.

These and other factors related to the business are described in the Company's Securities and Exchange Commission ("SEC") filings, including its Form 10-K under "Investment Considerations." Readers are cautioned not to place undue reliance on these forward-looking statements, which are valid as of the date of this filing. The Company has no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.
-------------------------------------------------------------------------------

VODAFONE AIRTOUCH MERGER

On June 30, 1999, AirTouch completed its merger with Vodafone Group Plc ("Vodafone") and became a wholly owned subsidiary of Vodafone AirTouch Plc. Under the terms of the merger, owners of AirTouch common stock received five Vodafone AirTouch ordinary shares in the form of 0.5 of a Vodafone AirTouch American Depository Share and $9 in cash, without interest, for each share of AirTouch common stock held at closing. As a result of the merger Vodafone was renamed "Vodafone AirTouch Plc."

Concurrent with the closing of the merger, all existing AirTouch common shares were cancelled. Additionally, all outstanding Preferred B shares were mandatorily converted. In return the Company issued new common shares to Vodafone AirTouch Plc.

RESULTS OF OPERATIONS

The following discussions compare the results of operations for the three- and six-month periods ended June 30, 1999, to the comparable periods ended June 30, 1998. The operating results of the periods discussed below are not necessarily indicative of operating results in future periods.

Consolidated Results of Operations

Net income was the same for the three months ended June 30, 1999, and increased for the six months ended June 30, 1999, when compared to the same periods in 1998. The increase was primarily due to the growth in earnings from the Company's unconsolidated wireless systems. Second quarter 1999's results included approximately $97 million (after-tax) of one-time charges related to the consummation of the merger with Vodafone which was partially reduced by a one-time gain from the sale of one of the Company's investments in Japan and a tax benefit from a reduction of the statutory tax rate in one of countries in which the Company has an equity investment. The year-to-date period also included several other one-time gain items such as the sale of securities and the sale of PrimeCo's Hawaii wireless system. Without such one-time items, the net income for the three-month period ended June 30, 1999, increased 46% from the same period in 1998, and increased 39% for the six-month period ended June 30, 1999, over the same period in 1998. See "Consolidated Results of Operations
- 1999 vs. ProForma 1998," for further discussion.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

Consolidated operating revenues increased for the quarter ended June 30, 1999, due to continued subscriber growth in the U.S. and international cellular markets, driven by increased demand for wireless services worldwide. The year-to-date increase was also due to the consolidation of the cellular businesses acquired from MediaOne Group as of April 6, 1998.

Consolidated operating cash flow margin decreased for both the three- and six-month periods ended June 30, 1999 due to higher operating costs driven by competition. See the U.S. cellular and international sections for further discussion.

Equity in net income of unconsolidated wireless systems for both periods increased primarily due to the strong operating results of the Company's unconsolidated international wireless systems and the increased profitability at CMT Partners. Second quarter 1999's results also included the benefit from the tax rate reduction in one of the Company's international equity investments, and the year-to-date increase included the gain from the sale of PrimeCo's Hawaii wireless system. Increased ownership from 25% to 50% in the operating losses of PrimeCo, due to the MediaOne Group merger, partially offset the increase for the three- and six-month periods. These increases are discussed in the U.S. cellular and international sections.

The Company's unconsolidated ventures distributed $85 million of cash dividends during the quarter ended June 30, 1999, as compared to $6 million during the quarter ended June 30, 1998, and $104 million for the 1999 year-to-date period as compared to $22 million for the comparable period of 1998.

Interest expense and preferred dividends increased for the six-month period ended June 30, 1999, primarily due to debt and redeemable preferred stock issued in connection with the MediaOne Group merger.

Merger related costs for the three- and six-month periods ended June 30, 1999 were due to the consummation of the merger with Vodafone. These costs primarily included investment banker's fees, change in control related benefits, severance costs, legal, and regulatory filing fees.

Miscellaneous income for the three-month period ended June 30, 1999 was primarily the gain from the sale of one of the Company's investments in Japan. The six-month period ended June 30, 1999, also included one-time gains from the sale of securities.

Consolidated Results of Operations - 1999 vs. Pro Forma 1998

The consolidated operating results for the three- and six-month periods ended June 30, 1999, were not comparable to the results for the three- and six-month periods ended June 30, 1998. 1999's results included a full three and six months of the operating revenues and expenses of the cellular businesses acquired from MediaOne Group, and increased operating losses attributable to the ownership increase from 25% to 50% of PrimeCo, whereas, 1998 included comparable results only from April 6, 1998.

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

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

Consolidated Results of Operations (GAAP Basis)

=========================================================================================
                                              Three Months Ended      Six Months Ended
                                                   June 30                 June 30
                                             --------------------    --------------------
(Unaudited)                                    Actual   Pro Forma      Actual   Pro Forma
(Dollars in millions)                           1999      1998          1999      1998
--------------------------------------       ---------  ---------    ---------  ---------
Operating revenues                           $   1,484  $   1,367    $   2,910  $   2,667
--------------------------------------       ---------  ---------    ---------  ---------
Operating expenses before depreciation
  and amortization expenses                        949        821        1,834      1,602
Depreciation and amortization expenses             285        257          560        509
--------------------------------------       ---------  ---------    ---------  ---------
  Total operating expenses                       1,234      1,078        2,394      2,111
--------------------------------------       ---------  ---------    ---------  ---------
Operating income                                   250        289          516        556
Equity in net income (loss) of
  unconsolidated wireless systems                  202         85          364        126
Minority interests in net (income)
  of consolidated wireless systems                 (46)       (45)         (91)       (97)
Merger related costs                              (116)        --         (119)        --
Interest and miscellaneous income                  (11)       (31)          22        (67)
--------------------------------------       ---------  ---------    ---------  ---------
Income before income taxes
  and preferred dividends                          279        298          692        518
Income taxes                                        98        116          219        186
--------------------------------------       ---------  ---------    ---------  ---------
Income before preferred dividends                  181        182          473        332
Preferred dividends                                 34         35           69         70
--------------------------------------       ---------  ---------    ---------  ---------
Net income applicable to
  common stockholders                        $    147   $    147     $     404  $     262
======================================       =========  =========    =========  =========

Net income was the same for the three-month period ended June 30, 1999, and increased 54% for the six-month period ended June 30, 1999, when compared to the same periods of 1998. Second quarter 1999's results included approximately $97 million (after-tax) of one-time charges related to the consummation of the merger with Vodafone which were partially reduced by a one-time gain from the sale of one of the Company's investments in Japan and a tax benefit from a reduction of the statutory tax rate in one of countries in which the Company has an equity investment. The year-to-date period also included several other one-time gain items such as the sale of securities and the sale of PrimeCo's Hawaii wireless system. Without these one-time items, net income increased 46% and 60% for the three- and six-month periods ended June 30, 1999, as compared to the same periods of 1998. The increases were primarily due to the growth in earnings from the Company's unconsolidated wireless systems.

Consolidated operating revenues increased 9% for both the three- and six-month periods ended June 30, 1999, while consolidated operating income decreased for both periods.

The increased operating revenues were primarily the result of substantial subscriber growth in the Company's international and U.S. cellular markets. See further discussion in the following U.S. cellular and international sections.

The decreased operating income was due to the effects of competition in the Company's consolidated markets. See further discussion in the following U.S. cellular and international sections.

The equity in net income of unconsolidated wireless systems increased primarily due to strong subscriber growth in the Company's unconsolidated international ventures. Increased profitability at CMT Partners and decreased losses at PrimeCo also contributed to the increase. Second quarter 1999's results also included the benefit from the tax rate reduction in one of the Company's international equity investments, and the year-to-date increase included the gain from the sale of PrimeCo's Hawaii wireless system. These increases are discussed in the U.S. cellular and international sections.

Merger related costs for the three- and six-month periods ended June 30, 1999 were due to the consummation of the merger with Vodafone. These costs primarily included investment banker's fees, change in control related benefits, severance costs, legal, and regulatory filing fees.

The interest expense in the "Interest and miscellaneous income" for the three-month period

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


ended June 30, 1999 was partially offset by the gain from the sale of one of the Company's investments in Japan. For the six-month period, interest expense was more than offset by the one-time gains from the sale of securities.

As discussed in management's discussion and analysis included in the Company's 1998 Annual Report on Form 10-K, the effective rate calculated by dividing "Income taxes" by "Income before income taxes and preferred dividends" is not a meaningful measure of the Company's income tax trends. After normalizing for the equity in net income of unconsolidated international wireless systems for which no U.S. taxes were provided, differences in international tax rates, and non-tax deductible costs, the normalized rate was 47% and 45% for the three- and six-month periods ended June 30, 1999, compared to 46% and 45% for the three- and six-month periods ended June 30, 1998.


U.S. Cellular Operations

Discussions of results of operations for U.S. cellular include equity losses in PrimeCo.

As previously discussed, the Company believes it is more meaningful to compare the results of the three- and six- month periods ended June 30, 1999, with the pro forma results of the three- and six- month periods ended June 30, 1998, as presented in the following table:

U.S. Cellular Operating Results (GAAP Basis)

                                                   Three Months Ended                  Six Months Ended
                                                         June 30                            June 30
                                             -------------------------------    -------------------------------
(Unaudited)                                          Actual                             Actual
                                             --------------------  Pro Forma    --------------------  Pro Forma
(Dollars in millions)                           1999       1998      1998          1999       1998      1998
                                             ---------  ---------  ---------    ---------  ---------  ---------
Service and other revenues                   $   1,020  $     956  $     975    $   2,001  $   1,573  $   1,908
Equipment sales                                     64         45         46          126         75        101
                                             ---------  ---------  ---------    ---------  ---------  ---------
Operating revenues                               1,084      1,001      1,021        2,127      1,648      2,009
                                             ---------  ---------  ---------    ---------  ---------  ---------
Operating expenses before depreciation
  and amortization expenses                        655        552        563        1,283        911      1,125
Depreciation and
  amortization expenses                            228        204        210          450        302        414
                                             ---------  ---------  ---------    ---------  ---------  ---------
Operating income                             $     201  $     245  $     248    $     394  $     435  $     470
                                             =========  =========  =========    =========  =========  =========

Equity in net income (loss) of
  unconsolidated wireless systems            $       9  $     (13) $     (13)   $       9  $     (17) $     (53)
                                             =========  =========  =========    =========  =========  =========

The 6% increase in operating revenues for the three- and six-month periods ended June 30, 1999 compared to the same periods in 1998 was primarily due to the 15% annual growth in customers, partially offset by a decrease in the average revenue per customer. Average revenue per customer (excluding revenue from equipment sales) decreased 9% when compared to the three- and six-month periods ended June 30, 1998. Although average revenue per customer decreased, it decreased at a slower rate than in 1998, as usage increased. Usage per customer increased 14% and 15% for the three- and six-month periods ended June 30, 1999 from the comparable 1998 periods. Usage increases were in response to lower per minute rates available through bundled minute plans (subscribers pay a fixed monthly fee for access and a fixed number of minutes). Revenue per minute of use decreased 21% when compared to the three- and six-month periods ended June 30, 1998. Decreases in both average revenue per customer and average revenue per minute resulted from rate reductions and discounts offered to new and existing customers in response to increased competition.

Competition continues to be intense. The Company anticipates that such competition will lead to continued price reductions resulting in lower revenue per minute of use and lower average revenue per customer. However, the Company believes that lower prices, increasing digital subscriber base, the increasing availability of new handsets with wireless data capabilities and corresponding new services will accelerate usage increases. Increasing usage should eventually result in a stable or even increasing average revenue per customer. The Company's outlook for the wireless industry is continued strong demand and an expanding market. The Company

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


intends to fully pursue this growth opportunity by positioning itself as the wireless communications provider that delivers superior service to customers.

The Company offers choice of service and handset pricing that is designed to be attractive to customers in different market segments and that is competitive with other wireless service providers. During the second quarter, the Company achieved approximately one-quarter of its net gains from the prepaid program launched in the first quarter. Customers can buy prepaid service in fixed dollar increments. Prepaid programs extend service to customers who wish to obtain cellular service at a fixed price and to customers without a credit history. Prepaid programs allow the Company to provide this service in a cost effective way. Currently, churn rates for prepaid customers are significantly higher than postpaid customers. The Company's initiatives to reduce this churn rate will include more customer service outreach. Prepaid subscribers are a very small but growing part of the subscriber base.

The U.S. wireless industry is increasingly moving towards a one-rate pricing model, which includes roaming and long distance at no extra charge. The Company has increased its offerings of various one-rate pricing plans to remain competitive. The industry's one rate plans have increased roaming activity within the U.S. wireless industry. As the Company and other wireless operators seek to be profitable with these one rate plans, reciprocal roaming rates between wireless operators have decreased. For the three months ended June 30, 1999, the Company's roaming-in revenues decreased to 9% of service and other revenue from 10% for the comparable period in 1998, as rate reductions more than offset increased volume. During the second quarter of 1999, net roaming-out expense continued to increase as a percentage of total cash cost as increased volume in roaming-out traffic more than offset rate reductions.

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

The operating cash flow margin (operating margins excluding the effect of depreciation and amortization expenses) decreased for the three- and six-month periods ended June 30, 1999 as compared to the same periods in 1998. The decrease in average cash cost per customer (including the loss on equipment sales) was less than the decrease in average revenue per customer, resulting in lower margin. A portion of the decrease in operating cash flow margin was attributable to the short-term increase in costs associated with the year 2000 remediation efforts and the transition cost of centralizing certain functions previously performed in multiple locations. However, the remaining margin decrease was primarily attributable to the cost of increased gross gains and increased customer operations costs. The increased gross gains did not result in the same increase in subscribers, as churn increased in 1999 compared to 1998 due to intense competition. Churn increased for the three- and six-month periods ended June 30, 1999 as compared to 1998; however, it has decreased from the levels experienced during the prior two quarters due to increased retention efforts. These retention efforts and further migration of customers from analog to digital service resulted in additional handset subsidies. The Company also incurred higher selling costs when it launched its new advertising campaign promising superior service to its customers.

As customer demand for digital service increases, the Company expects that operating cash flow margin will continue to be adversely impacted by the cost of migrating customers from analog to digital service. Digital handsets are more than twice the cost of analog handsets and competitive price points for digital handsets require that they be sold with a greater subsidy than analog handsets. This will tend to put pressure on selling costs and customer retention costs until digital handset pricing can be significantly lowered. However, digital customers generate higher average revenue per customer and have lower churn than analog customers.

Although the Company anticipates higher costs from digital migration, the Company is actively pursuing multiple initiatives to lower costs in all areas of the business. Such initiatives primarily involve centralizing and leveraging its scale to improve efficiency and standardization. The Company believes that its efforts will ultimately be successful in lowering its cost structure. However, due to the intense competition and pace of change in the industry, there can be no assurance that the Company's U.S. cellular operations will not continue to experience further decreases to its operating cash flow margin.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

Depreciation and amortization expenses increased 9% for both the three- and six-month periods ended June 30, 1999. The increase was primarily due to depreciation of larger property, plant, and equipment balances associated with the continued build-out of the Company's cellular networks. See the "Consolidated Expenditures" section for additional discussion regarding the Company's capital expenditures.

The increase in equity income for the three- and six-month periods ended June 30, 1999, was primarily due to stronger operating results of CMT Partners and reduced net losses from PrimeCo. CMT Partners is equally owned by the Company and AT&T. Stronger operating results at CMT Partners were driven by growth in subscribers and higher roaming-in revenues. Decreased losses at PrimeCo were primary due to improving economies of scale, driven by growth in subscribers. The six-month period also includes the one-time gain from the sale of PrimeCo's Hawaii wireless system. The Company's equity investees are impacted by similar industry trends and competitive forces as the Company's consolidated markets.

On August 3, 1999, Vodafone AirTouch and Bell Atlantic Corporation ("Bell Atlantic") announced that they had entered into an agreement to dissolve PrimeCo Personal Communications and allocate the properties between the partners. Under the terms of the agreement, Vodafone AirTouch will take over the operations of five markets, Chicago, IL, Milwaukee, WI, and the Texas markets of Dallas, San Antonio, and Houston. Bell Atlantic will assume ownership of the five markets in the Richmond, VA, New Orleans, LA, and Florida markets of Jacksonville, Tampa, and Miami. This dissolution is expected to be completed by the end of 1999 or early next year, pending certain regulatory approvals and the completion of the necessary transitional steps. The Company will incur certain costs related to the dissolution, however, such costs are not expected to be material. Additionally, the Company does not believe that this dissolution will have a material adverse impact on the Company's financial position or results of operations.

Additionally, the two companies announced the reaching of an out-of-court settlement of all litigation currently pending before the United States District Court for the Northern District of California, relating to their limited partnership, TOMCOM, L.P.

U.S. Paging Operations

All U.S. paging markets are wholly owned by the Company.

U.S. Paging Operating Results (GAAP Basis)

                                             Three Months Ended    Six Months Ended
(Unaudited)                                        June 30              June 30
                                             ------------------    ----------------
(Dollars in millions)                         1999        1998      1999      1998
                                             ------      ------    ------    ------
Service and other revenues                   $  101      $   91    $  200    $  179
Equipment sales                                  11          14        22        24
                                             ------      ------    ------    ------
Operating revenues                              112         105       222       203
                                             ------      ------    ------    ------
Operating expenses before depreciation
  and amortization expenses                      82          75       160       143
Depreciation and
  amortization expenses                          20          19        40        38
                                             ------      ------    ------    ------
Operating income                             $   10      $   11    $   22    $   22
                                             ======      ======    ======    ======
Operating cash flow(a)                       $   30      $   30    $   62    $   60
Operating cash flow margin(b)                  26.8%       28.6%     27.9%     29.6%
                                             ======      ======    ======    ======

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

Operating revenues increased 7% and 9% for the three- and six-month periods ended June 30, 1999, respectively. Revenue growth was primarily due to a 9% annual growth in paging units in service and a slight increase in the average revenue per unit in service. The Company's U.S. paging operations were able to increase units in service and average revenue per unit in line with the Company's strategy

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

of shifting growth to the higher revenue retail and direct channels away from the reseller channel. The operating cash flow margin (operating margin excluding the effect of depreciation and amortization) decreased for the three- and six-month periods ended June 30, 1999, due to the impact of additional direct sales channels, which are in the start-up phase and one-time bad debt write-offs. Once the revenues from these new channels increase, the Company believes that the operating cash flow margin will increase to 1998 levels. Furthermore, during 1999, the Company incurred increased litigation costs related to certain implementation issues of the Telecom Act of 1996. Litigation against certain local exchange carriers have been settled. The resulting reductions in interconnection costs and increases in termination revenues offset the increased cost of litigation in the second quarter of 1999. Settlements are pending with other local exchange carriers. The Company expects that the results of these settlements will be to lower interconnection costs and increase termination revenues in the future.

During the second quarter, the Company began marketing PageMart Wireless, Inc.'s ("PageMart") Internet Protocol Advanced Messaging Network nationwide as previously announced as part of the multi-year strategic alliance with PageMart. Advanced messaging systems increase capability for alphanumeric paging, acknowledgement paging, and the use of the internet for messaging. The nationwide and three regional narrowband PCS licenses that the Company holds will allow the Company to offer its own value-added services. The strategic alliance with PageMart allows for sharing of certain capital and operating expenses related to the build-out of narrowband networks, which will significantly lower costs for both parties.

International Operations

International Operating Results (GAAP Basis)

                                               Three Months Ended  Six Months Ended
(Unaudited)                                          June 30            June 30
                                               ------------------  ----------------
(Dollars in millions)                           1999      1998      1999      1998
                                               ------    ------    ------    ------
Service and other revenues                     $  268    $  223    $  523    $  421
Equipment sales                                    19        18        38        33
                                               ------    ------    ------    ------
Operating revenues                                287       241       561       454
                                               ------    ------    ------    ------
Operating expenses before depreciation
  and amortization expenses                       188       153       366       287
Depreciation and
  amortization expenses                            33        26        64        51
                                               ------    ------    ------    ------
Operating income                               $   66    $   62    $  131    $  116
                                               ======    ======    ======    ======
Equity in net income (loss) of
  unconsolidated wireless systems              $  193    $   98    $  355    $  179
                                               ======    ======    ======    ======

The Company's consolidated and unconsolidated international wireless systems include operations in certain countries that are less mature than the Company's U.S. cellular operations (not including PrimeCo). As certain of these operations have matured, the Company's international operations have increasingly contributed to the profits of the Company.

The Company's consolidated wireless systems are Europolitan in Sweden and Telecel in Portugal. Operating revenues for the Company's international wireless operations increased 19% and 24% for the three- and six-month periods ended June 30, 1999, over comparable periods of 1998. These increases were primarily due to a 53% annual growth in subscribers. Prepaid customers represented approximately three-quarters of the annual growth and slightly more than half of total combined subscribers as of June 30, 1999. Prepaid pricing plans have created a convenient and inexpensive way for customers to obtain wireless service by eliminating monthly access or service charges. In addition to revenues generated directly from subscribers, international ventures generate revenues from non-subscribers since all incoming calls to subscribers are billed to the person originating the call. This billing practice is commonly referred to as calling party pays. The increase in operating revenues resulting from the subscriber growth was partially offset by a 22% decrease in average revenue per customer for both the three- and six-month

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


periods ended June 30, 1999, over comparable periods of 1998.

Operating cash flow margin for the three- and six-month periods ended June 30, 1999 decreased 2% when compared to the same periods in 1998, primarily due to price plan reductions and increased costs necessitated by aggressive competition from the third operator in Portugal, which launched service in the fourth quarter of 1998. The Company's strategy in Portugal is to focus on increasing service revenues by encouraging higher usage. At the end of the quarter, Telecel launched commercial service on the internet, both as a service and content provider.

Depreciation and amortization expenses increased 27% and 25% for the three- and six-month periods ended June 30, 1999 over the comparable periods of 1998. The increase was due to depreciation of larger property, plant, and equipment balances associated with the continued build-out of Europolitan and Telecel's cellular networks. The Company will continue to spend significant capital during the remainder of 1999 to increase capacity in line with the increased usage driven by subscriber growth. Consequently, depreciation and amortization expenses will continue to increase.

Equity in net income of international unconsolidated wireless systems increased 97% and 98%, respectively, for the three- and six-month periods ended June 30, 1999, over the comparable periods of 1998. These significant increases were primarily due to strong subscriber growth and increased profitability as more ventures benefited from economies of scale. Furthermore, during the second quarter, the Company recorded the benefit from a reduction of the statutory tax rates in one of the countries in which the Company has an equity investment. The increases would have been 109% and 102% without the unfavorable impacts of foreign currency exchange rates. The most significant contributor to the Company's equity earnings was Mannesmann Mobilfunk GmbH ("Mannesmann"), the German wireless system operated by Mannesmann AG. Mannesmann subscribers increased approximately 58% as compared to June 30, 1998, as competition drove prices lower and stimulated demand. Mannesmann implemented the previously announced rate decreases for certain price plans during the second quarter. Competition has responded, but Mannesmann continues to innovate with new products and promotions designed to stimulate demand.

The Company's international operations, including those operated by its joint venture partners, face increasing competition, especially in Europe, as competitors launch new service. Competition has driven prices down and stimulated demand. The Company's international ventures have reduced average cash cost per customer as the ventures reaped benefits from economies of scale, low churn, and lower selling costs per customer. However, with competitors aggressively lowering prices, operating cash flow margins are under pressure. There can be no assurance that the Company's consolidated and unconsolidated international systems' margins will not decrease from current levels.

CONTINGENCIES

The Company is party to various legal proceedings, including certain antitrust litigation. See Note G, "Contingencies," to the Consolidated Financial Statements starting on page 9.

Year 2000 Readiness Disclosure

The discussion below is an update of the year 2000 discussion included under Contingencies in "Management's Discussion and Analysis" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and should be read in conjunction with that discussion.

State of Readiness

The Company has substantially completed all five phases of its plan. Based on the Company's year 2000 efforts and on the assumption that third parties will meet their commitments, the Company believes that it can prevent serious disruption to the mission critical systems of its consolidated markets.

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

Costs

The Company incurred approximately $30 million in incremental consolidated pre-tax expenses through the end of 1998 for the year 2000 program. Prior to 1999, the Company did not comprehensively track non-incremental costs, which consist primarily of time spent on year 2000 efforts by employees not dedicated to the year 2000 project. The Company incurred $19 million of total pre-tax expenses during

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


the first half of 1999. The remaining $31 million in the Company's original estimate will be sufficient to cover the implementation of the business continuity plan and the programs that the Company has put in place to ensure that Year 2000 compliance is maintained.

Business Continuity Plans

The Company's business continuity plan is substantially complete for year 2000 issues. The Company has scheduled several rehearsals over the remainder of the year to test the plan. The Company believes that the most reasonably likely worst case scenario resulting from the change of the millennium with respect to the Company's own systems is that, despite the Company's remediation and testing efforts, certain system components could malfunction and temporarily disrupt wireless service in some of the Company's service areas. The Company will have teams of technicians and programmers standing by in the days following December 31, 1999, to troubleshoot and fix any such problems. The Company believes that any such disruptions will be limited and temporary and will not have a material adverse effect on the Company's overall operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, and pay its current obligations. The Company requires substantial capital to operate and expand its existing wireless systems, to construct new wireless systems, and to acquire interests in existing wireless systems. At June 30, 1999, the Company had a working capital deficit. The paragraphs that follow discuss the funding requirements and the sources of such funding.

Capital Spending, Debt Service, Net Distribution, and Dividend Requirements for the First Six Months of 1999

The Company spent $546 million during the first half of 1999 for additions to property, plant, and equipment primarily to increase its cellular and paging network system capacity. The Company invested an additional $365 million during the first half of 1999 to expand and build-out the cellular and PCS networks, to purchase additional interests in Omnitel Pronto Italia, S.p.A., and to fund other capital requirements related to its unconsolidated systems. Cash payments for debt service during the first six months of 1999 amounted to approximately $89 million. The Company also paid $75 million in net distributions to holders of minority interests of its consolidated wireless systems and $76 million for preferred dividends during the first half of 1999.

Funding - First Six Months of 1999

Cash flows from operating activities of $1,028 million was the primary source utilized to fund the above mentioned cash requirements. Cash flows from operations include distributions of $104 million received from unconsolidated equity investees.

Future Funding Requirements

Worldwide, the wireless industry continues to experience substantial subscriber growth as evidenced by increasing penetration. In the U.S., subscribers appear increasingly attracted to subscription plans that feature a large number of minutes for a fixed monthly fee. In the Company's international operations, new products and services, such as prepaid services, have resulted in tremendous subscriber growth. Worldwide, as competition spurs prices lower, wireline minutes are migrating to wireless carriers. Finally, the cellular phone is becoming more useful as a wireless data device, especially in Europe. All the above trends will result in increased wireless usage which in turn could put upward pressure on the capital required to expand the network infrastructures of the Company's consolidated and unconsolidated wireless systems.

The Company will continue to be required to make substantial expenditures in connection with its efforts to expand its existing wireless business and, potentially, to pursue opportunities to expand into new markets. For the remainder of 1999, such capital requirements are expected to be approximately $1.3 billion which includes the Company's capital commitment for the newly awarded license in Hungary. This amount does not include expenditures for new investment opportunities.

Consolidated Expenditures

The Company plans to incur significant capital expenditures in its consolidated markets primarily to expand its digital wireless networks as subscribers

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis


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

The Company's existing U.S. and international operations were committed to spend approximately $300 million at June 30, 1999, for the acquisition of property, plant, and equipment during 1999. In addition to these commitments, the Company plans to make additional capital expenditures of approximately $425 million during the remainder of 1999 to increase the capacity of its existing wireless networks and to continue its expansion of CDMA digital technology. Included in the projected capital spending is the 1999 portion of the multi-year $500 million contract with Nortel Networks to expand and upgrade the Company's digital cellular networks. The Company is also committed to spend approximately another $300 million at June 30, 1999, for the purchase of various items and services. The Company also signed a ten year lease agreement for a facility in Southern California for which occupancy is planned at the end of 2000, for approximately $100 million over the ten year lease.

Unconsolidated Wireless Systems

As of June 30, 1999, commitments for capital contributions to existing unconsolidated wireless systems and increase in ownership interests in its existing unconsolidated wireless systems were $250 million. Furthermore, the Company plans to make additional capital contributions of approximately $284 million during the remainder of 1999 to certain of its existing U.S. and international unconsolidated wireless systems, to meet the capital commitments of the Company's newly awarded license in Hungary, and to fund the continuing network build-out and operating losses of wireless systems that have not achieved sufficient scale.

New Investment Opportunities

On July 19, 1999, Vodafone AirTouch announced the signing of an agreement to purchase CommNet Cellular, Inc. for $764 million and the assumption of approximately $600 million of debt. The transaction is expected to close in approximately four to five months from the signing of the agreement.

The Company continually evaluates opportunities to increase its ownership interests in its existing international wireless systems and to acquire interests in new international wireless licenses, either of which could result in incremental capital commitments.

Financing Sources

The Company discontinued issuing new commercial paper during the second quarter in anticipation of its merger with Vodafone. Upon the completion of the merger, the Company's $2 billion credit facility was cancelled. The commercial paper remaining at June 30, 1999 was supported by Vodafone AirTouch Plc's $10.0 billion credit line with a syndicate of banks. During July, all remaining outstanding commercial paper was paid off with proceeds from a long-term intercompany loan with Vodafone AirTouch. The Company's long-term notes and the Deutsche Mark Eurobonds remain outstanding at June 30, 1999. Other financing sources available to the Company and its parent, Vodafone AirTouch include access to international capital markets.

Funding of Future Requirements

The Company anticipates cash flows from operations and borrowings under the intercompany agreement with its parent, Vodafone AirTouch, to be its primary source of funding for capital requirements of its existing operations, debt service, net distributions to its minority partners, and preferred dividends through the end of 1999. Cash flows from operations include distributions from unconsolidated equity partners, the timing of which the Company does not always control. Should additional funding be required due to the award of one or more new international cellular licenses, new investment opportunities, or other unanticipated events, the Company will likely obtain the required funds from Vodafone AirTouch, which may raise the required funds through borrowings or public or private sales of debt or equity securities. The Company believes, that in the event of such requirements, the Company's parent, Vodafone AirTouch will be able to access the capital markets on terms and in amounts adequate to meet its objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in quantities or on terms favorable to the Company's parent, Vodafone AirTouch.

                 AirTouch Communications, Inc. and Subsidiaries
                      Management's Discussion and Analysis

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Please see the Contingencies section of the Company's 1998 Annual Report on Form 10-K for a complete discussion and analysis of the Company's market risks. These risks include unfavorable movements in interest rates and foreign currency exchange rates. During the second quarter, the Company unwound all of its foreign currency forward contracts in anticipation of the Vodafone merger. Foreign currency risk is now managed by the Company's new parent, Vodafone AirTouch Plc.

Interest and Foreign Exchange Rate Risks

As of June 30, 1999, the Company's financial instruments that are subject to interest and foreign currency exchange rate risks included debt and redeemable preferred stock with an aggregate fair value of approximately $4 billion, which represents a decrease in the total aggregate value of approximately $0.6 billion from December 31, 1998.

With respect to the interest rate risk "value-at-risk" ("VAR") for the Company's debt instruments, including redeemable preferred stock, was $407 million at June 30, 1999 and $121 million at June 30, 1998. The corresponding foreign currency exchange rate VAR was $4 million at June 30, 1999 and $3 million at June 30, 1998.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AIRTOUCH COMMUNICATIONS, INC.:

We have reviewed the accompanying Consolidated Balance Sheet of AirTouch Communications, Inc. and subsidiaries ("Company") as of June 30, 1999 and the related Consolidated Statements of Income and of Cash Flows for the three- and six-month periods ended June 30, 1999 and 1998. These Consolidated Financial Statements are the responsibility of the Company's management.

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

Our reviews were made for the purpose of expressing limited assurance on the Consolidated Financial Statements taken as a whole. The Selected Proportionate Financial Data ("Proportionate Financial Data") for the three- and six-month periods ended June 30, 1999 and 1998 appearing on page 13 is presented for additional analysis and is not a required part of the basic financial statements. As discussed on page 12, the Proportionate Financial Data has been prepared by the Company to present financial information that, in the opinion of management, is not provided by financial statements prepared in conformity with generally accepted accounting principles. Such Proportionate Financial Data, prepared on the basis of presentation described on page 12, has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements. Based on our reviews, we are not aware of any material modifications that should be made to such information in relation to the basic Consolidated Financial Statements taken as a whole.

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

San Francisco, California
August 6, 1999

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Footnote G, "Contingencies", in the Notes to Consolidated Financial Statements

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Pursuant to the merger of a subsidiary of Vodafone Group Public Limited Company with and into AirTouch Communications, Inc. (the "Company") on June 30, 1999 (the "Merger"), each share of Company common stock was cancelled and converted into the right to receive 5 ordinary shares of Vodafone AirTouch Public Limited Company ("Vodafone AirTouch") represented by 0.5 of a Vodafone AirTouch American Depository Shares ("ADS") and $9.00 in cash. Additionally, each share of Company Class B preferred stock was converted into the right to receive 4.03 Vodafone AirTouch ordinary shares represented by 0.403 of a Vodafone AirTouch ADS and $7.25 in cash. The material terms and rights attached to the Vodafone AirTouch ordinary shares and the Vodafone AirTouch ADSs are summarized in the discussion under the captions "Description of Vodafone AirTouch Ordinary Shares" and "Description of Vodafone AirTouch American Depository Shares" in Amendment No. 2 to Vodafone AirTouch's Registration Statement on Form 8-A/A filed with the Commission on July 30, 1999, which you are encouraged to read. The issuances of the Vodafone AirTouch ordinary shares and the Vodafone AirTouch ADSs were registered under the Securities Act of 1933. On June 30, 1999, the Company issued shares of common stock to Vodafone AirTouch and became a wholly owned subsidiary of Vodafone AirTouch.

     On June 29, 1999, one day prior to the Merger, the Company effected an internal reorganization pursuant to which a wholly owned subsidiary of the Company was merged with and into the Company. The purpose of the internal reorganization was to amend the Company's certificate of incorporation to satisfy requirements to permit the Merger to be tax-free to U.S. holders of Company common stock and Company Class B preferred stock, except with respect to cash received. The material terms of the Company's Class B preferred stock following the internal reorganization remained the same. After the internal reorganization, holders of Company Class C preferred stock became entitled (1) to vote together with the holders of Company common stock on all matters to be voted upon by holders of the Company common stock, with each share held entitled to 1.379 votes per share; and (2) upon any redemption of Company Class C preferred stock after the Merger, to receive that number of Vodafone AirTouch ADSs and that amount of cash as that holder would have been entitled to receive in the Merger had the holder held that number of Company common stock that the holder would have received had the Company redeemed such holder's Company Class C preferred stock immediately prior to the Merger. Pursuant to the terms of the Company's Class C preferred stock prior to the internal reorganization, each share of Company's Class C preferred stock (1) remains convertible into the Merger consideration that would have been received by a holder of 1.379 shares of Company common stock immediately prior to the Merger and (2) is expected to be redeemable beginning on September 20, 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 28, 1999, the Company held a special meeting of its stockholders. Two matters were considered and the results are as follows:

     (1) To approve and adopt the Agreement and Plan of Merger, dated as of January 15, 1999, among Vodafone Group Public Limited Company (to be renamed Vodafone AirTouch Public Limited Company after consummation of the Merger contemplated therein), the Company and Apollo Merger Sub, Inc., a wholly owned subsidiary of Vodafone Group Public Limited Company, providing for the merger of Apollo Merger Sub, Inc. with and into the Company, with the Company surviving the merger as a subsidiary of Vodafone
     AirTouch: 400,666,388 shares voted for the proposal; 4,353,051 shares voted against and 2,653,722 shares abstained.

     (2) To approve and adopt the Amended and Restated Agreement and Plan of Merger, dated April 16, 1999, between the Company and AirTouch Merger Sub, Inc., a wholly owned subsidiary of AirTouch, providing for an internal reorganization involving the merger of AirTouch Merger Sub, Inc. with and into the Company prior to the Merger for the purpose of amending the Company's certificate of incorporation to satisfy requirements to permit the Merger to be tax-free to U.S. holders of the Company's common stock, except with respect to cash received: 400,653,468 voted for the proposal; 4,237,576 voted against and 2,782,117 shares abstained.

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibits identified below are incorporated herein by reference as exhibits hereto.

       Exhibit
       Number        Description
       -------       -----------

         15.1 Letter of PricewaterhouseCoopers LLP Re: Unaudited Interim Financial Information

         27          Financial Data Schedule

(b) Reports on Form 8-K:

         Date of Report:   June 11, 1999
                  Item 5.  Other Events and Exhibits

         Date of Report:   June 23, 1999
                  Item 5.  Other Events and Item 7 Exhibits

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AIRTOUCH COMMUNICATIONS, INC.

By: /s/ Edward Langston

    Edward Langston
    Chief Financial Officer



Date: August 6, 1999